Form 10-Q
period 2002-06-30
GEN PROBE INC
filed 2002-08-27
CIK 820237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002

OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 0-21872

GEN-PROBE INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0044608 (I.R.S. Employer Identification Number)

10210 Genetic Center Drive
San Diego, CA 92121
(Address of principal executive offices)

(858) 410-8000
(Registrant’s Telephone No.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [x]       No  [   ]

As of July 31, 2002, there were 65,000,000 shares of the Registrant’s common stock, par value $0.0001 per share, outstanding. The Board of Directors and sole stockholder of the Registrant have approved a .366153-for-one reverse stock split, which will be effective on or about September 9, 2002. After giving effect to the reverse stock split, there would have been 23,799,945 shares of the Registrant’s common stock, per value $0.0001 per share, outstanding on July 31, 2002.

GEN-PROBE INCORPORATED

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements:

Consolidated balance sheets at December 31, 2001 and June 30, 2002 (unaudited)	3

Consolidated statements of operations for the three months ended June 30, 2001 and 2002 (unaudited) and the six months ended June 30, 2001 and 2002 (unaudited)	4

Consolidated statements of cash flows for the six months ended June 30, 2001 and 2002 (unaudited)	5

Notes to the consolidated financial statements (unaudited)	6

Item 2 — Management Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3 — Quantitative and Qualitative Disclosures about Market Risk	21

PART II — OTHER INFORMATION

Item 1 - Legal Proceedings	22

Item 5 — Other Items	23

Item 6 - Exhibits and Reports on Form 8-K	34

SIGNATURES	36

Item 1. Financial Statements

Gen-Probe Incorporated
Consolidated Balance Sheets

	December 31,	June 30,
	2001	2002

		(unaudited)
	(In thousands,
	except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$17,750	$21,488
Trade accounts receivable, net of allowance for doubtful accounts of $824 as of December 31, 2001 and $853 as of June 30, 2002	11,101	12,766
Accounts receivable — other	5,129	2,208
Accounts receivable from related parties	409	591
Income taxes receivable	2,457	1,371
Inventories	11,004	11,924
Deferred income taxes	3,231	4,825
Prepaid expenses and other current assets	5,754	3,731

Total current assets	56,835	58,904
Property, plant and equipment, net	60,094	58,205
Capitalized software	19,791	21,329
Other assets	3,753	3,419
Deferred income taxes	—	42
Purchased intangibles, net	2,650	2,482
Goodwill, net of accumulated amortization of $7,677	17,224	17,224

Total assets	$160,347	$161,605

Liabilities and stockholder’s equity
Current liabilities:
Accounts payable	$8,090	$8,356
Accrued salaries and employee benefits	7,041	7,202
Other accrued expenses	4,727	5,344
Deferred revenue	5,212	3,509
Current portion of long-term debt	2,000	2,000

Total current liabilities	27,070	26,411
Long-term debt	10,000	8,000
Deferred income taxes	173	804
Deferred revenue	7,000	6,667
Deferred rent	297	307
Commitments and contingencies
Stockholder’s equity:
Common stock, $.0001 par value per share; 100,000,000 shares authorized, 23,799,945 shares issued and outstanding	2	2
Additional paid-in capital	106,103	106,103
Accumulated other comprehensive income	60	35
Retained earnings	9,642	13,276

Total stockholder’s equity	115,807	119,416

Total liabilities and stockholder’s equity	$160,347	$161,605

See accompanying notes.

Gen-Probe Incorporated

Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2002	2001	2002

	(unaudited)		(unaudited)
	(in thousands, except per share data)
Revenues:
Product sales	$25,877	$29,772	$52,521	$56,667
Collaborative research revenue	4,401	4,173	8,078	10,077
Royalty and license revenue	748	906	1,504	1,890

Total revenues	31,026	34,851	62,103	68,634
Operating expenses:
Cost of product sales	9,209	12,437	18,840	23,886
Research and development	14,222	10,724	28,391	23,230
Marketing and sales	4,124	4,254	7,957	8,387
General and administrative	4,258	7,159	8,263	12,067
Amortization of intangible assets	237	84	474	168

Total operating expenses	32,050	34,658	63,925	67,738

Income (loss) from operations	(1,024)	193	(1,822)	896
Other income (expenses)
Interest income	96	92	299	193
Interest expense	(253)	(218)	(536)	(456)
Other income (expense), net	21	12	8	3,629

Total other expenses, net	(136)	(114)	(229)	3,366

Income (loss) before income taxes	(1,160)	79	(2,051)	4,262
Income tax expense (benefit)	(814)	(471)	(1,085)	628

Net income (loss)	$(346)	$550	$(966)	$3,634

Net income (loss) per share:
Basic and diluted	$(0.01)	$0.02	$(0.04)	$0.15

Weighted average shares:
Basic and diluted	23,800	23,800	23,800	23,800

See accompanying notes.

Gen-Probe Incorporated

Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,

	2001	2002

	(unaudited)
	(in thousands)
Operating activities
Net income (loss)	$(966)	$3,634
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,035	8,625
Loss on disposal of property and equipment	62	267
Deferred rent payable	148	10
Deferred revenue	(1,266)	(2,036)
Deferred income taxes	1	(1,005)
Changes in assets and liabilities:
Accounts receivable	(480)	2,160
Inventories	(435)	(920)
Prepaid expenses and other current assets	(2,328)	2,023
Accounts payable	(1,235)	266
Accrued salaries and employee benefits	1,835	161
Other accrued expenses	592	617

Net cash provided by operating activities	3,963	13,802
Investing activities
Proceeds from sales and maturities of short-term investments	6,353	4
Purchase of short-term investments	(2,432)	—
Purchase of property, plant & equipment	(2,838)	(5,970)
Capitalization of software development costs	(1,668)	(1,538)
Capitalization of patent costs	(479)	(361)
Other assets	(18)	(199)

Net cash used in investing activities	(1,082)	(8,064)
Financing activities
Principal payment on long-term debt	(2,000)	(2,000)

Net cash used in financing activities	(2,000)	(2,000)

Net increase in cash and cash equivalents	881	3,738
Cash and cash equivalents at the beginning of the period	8,641	17,750

Cash and cash equivalents at the end of the period	$9,522	$21,488

Supplemental disclosure of cash flow information:
Cash paid (received) for:
Interest	$538	$461

Income taxes	$93	$160

See accompanying notes.

Notes to the Consolidated Financial Statements (unaudited)

Note 1 — Basis of Presentation

The accompanying interim financial statements of Gen-Probe Incorporated (“Gen-Probe” or the “Company”) at June 30, 2002, and for the three month periods and six months periods ended June 30, 2001 and 2002, are unaudited and have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management’s opinion, the unaudited financial statements include all adjustments, consisting only of normal recurring accruals, necessary to state fairly the financial information therein, in accordance with generally accepted accounting principles. Interim results are not necessarily indicative of the results which may be reported for any other interim period or for the year ending December 31, 2002.

You should also read the financial statements and notes in our Information Statement included as Exhibit 99.1 to Gen-Probe’s Amendment No. 2 to Registration Statement on Form 10 filed with the SEC on August 14, 2002 which includes audited financial statements and footnotes for the fiscal years ended December 31, 1999, 2000 and 2001.

Note 2 — Reporting Periods

The Company operates and reports on fiscal periods ending on the Friday closest to the end of the month except for year-end, which closes December 31. For ease of presentation, the quarterly reporting periods are deemed to end on March 31, June 30 and September 30. The three month periods ended June 30, 2001 and 2002 each included 13 weeks and the six month periods ended June 30, 2001 and 2002 each included 26 weeks.

Note 3 — Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.”

SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination that is completed after June 30, 2001.

SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flows approach previously required by SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121. The Company adopted SFAS No. 142 effective January 1, 2002, and the Company will be required to reassess the intangible assets, including goodwill, previously recorded in connection with previous purchase acquisitions, as well as the useful lives of such intangible assets.

With the adoption of SFAS No. 142, the Company will no longer amortize goodwill, which has been estimated to reduce annual amortization expense and increase the Company’s operating income by approximately $612,000. Goodwill and intangibles with indefinite lives will be assigned to reporting units as determined by the Company for purposes of impairment testing and tested using a two-step approach for impairment annually or whenever there is an impairment indicator.

The Company began applying the new rules on accounting for goodwill and other intangible assets effective January 1, 2002. The following table presents a reconciliation of net income and per share data to what would have been reported had the new rules been in effect during the three month and six month periods ended June 30, 2001 (in thousands, except per share data):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2001	2002	2001	2002

Reported net income (loss)	$(346)	$550	$(966)	$3,634
Add back goodwill amortization, net of tax	153	—	306	—

Adjusted net income (loss)	$(193)	$550	$(660)	$3,634

Basic and diluted net income per common share:
Reported net income	$(0.01)	$0.02	$(0.04)	$0.15
Goodwill amortization, net of tax	$—	$—	0.01	—

Adjusted net income (loss)	$(0.01)	$0.02	$(0.03)	$0.15

Note 4 — Net Income (Loss) Per Share

Gen-Probe computes net income (loss) per share in accordance with SFAS No. 128, “Earnings Per Share”, and SEC Staff Accounting Bulletin (“SAB”) No. 98. Under the provisions of SFAS No. 128, basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period.

Under the provisions of SAB No. 98, common shares issued for nominal consideration, if any, would be included in the per share calculations as if they were outstanding for all periods presented. No common shares have been issued for nominal consideration. In August 2002, the Company’s Board of Directors authorized a .366153-for-1 stock split. All share information has been retroactively restated to reflect 23,799,945 shares of common stock outstanding for all periods. For all periods presented, all of the outstanding shares were owned by Gen-Probe Holding Company, Inc (“Gen-Probe Holding”), which was merged into the Company in July 2002. As a result, all of the Company’s outstanding shares are now owned by Chugai Pharmaceutical Co., Ltd. (“Chugai”). The Company considers common equivalent shares from the exercise of stock options in the instance where the shares are dilutive to net income of the Company by application of the treasury stock method.

The following table sets forth the computation of basic and diluted shares:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2001	2002	2001	2002

Net Income(loss)	$(346)	$550	$(966)	$3,634
Weighted average shares outstanding — Basic	23,800	23,800	23,800	23,800
Effect of dilutive common stock options outstanding	—	—	—	—

Weighted average shares outstanding — Diluted	23,800	23,800	23,800	23,800

Historical net income (loss) per share — Basic and diluted	$(0.01)	$0.02	$(0.04)	$0.15

Note 5 — Comprehensive Income

Components of comprehensive income on an after tax basis where applicable, were as follows:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2001	2002	2001	2002

Net income (loss)	$(346)	$550	$(966)	$3,634
Change in unrealized gain (loss) on investments	32	(35)	6	(25)

Comprehensive income	$(314)	$515	$(960)	$3,609

Note 6 — Inventories

Inventories are comprised of the following (in thousands):

	December 31,	June 30,
	2001	2002

		(unaudited)
Raw materials and supplies	$3,620	$4,370
Work in progress	3,641	4,063
Finished goods	3,743	3,491

	$11,004	$11,924

Note 7 — Long Term Debt

In May 1997, the Company issued $14,000,000 of notes payable to a bank and an insurance company. The notes bear interest at 7.68%, with interest only payable through the year 2000, then principal and interest through May 2007. Principal in the amount of $2,000,000 is due on May 1 of each year through May 2007.

The notes include certain restrictive covenants and are guaranteed by Chugai. The Company was in compliance with all covenants at December 31, 2001 and June 30, 2002. See Note 10, Recent Events, for a description of the impact that the merger of Gen-Probe Holding into the Company and the subsequent distribution by Chugai of all its shares of the Company’s common stock to its shareholders are expected to have on the indebtedness.

The Company has a secured bank line of credit agreement, which expires in July 2004, under which the Company may borrow up to $10,000,000 at the bank’s prime rate, or at LIBOR plus 1%. The line of credit is secured by the assets of the Company other than real property. At June 30, 2002, the Company did not have any amounts outstanding under the line. The line of credit agreement requires the Company to comply with various financial covenants. Financial covenants include requirements as to tangible net worth, liabilities as a percentage of tangible net worth, the ratio of current assets to current liabilities, required minimum levels of earnings before interest, taxes, depreciation and amortization, and the ratio of funded debt to earnings before interest, taxes, depreciation and amortization. The Company was in compliance with all covenants at December 31, 2001 and June 30, 2002.

Note 8 — Stockholder’s Equity

On December 10, 2001, Chugai announced its intention to spin-off Gen-Probe by distributing all of its shares of Gen-Probe to the shareholders of Chugai. See Note 10, Recent Events, regarding the plan of reorganization and spin-off.

In August 2002, the Company’s Board of Directors authorized a .366153-for-1 stock split. All share information has been retroactively restated to reflect the reverse stock split.

Note 9 — Litigation

The Company is involved in certain lawsuits and legal proceedings which are described in Part II — Other Information, Item 1. Legal Proceedings. While there can be no assurances as to the ultimate outcome of such litigation, management expects that the resolution of these matters will not have a material adverse effect on the Company’s financial position or its ability to conduct business.

On February 26, 2001, the Company commenced an arbitration proceeding against Chiron in connection with the blood screening collaboration. During the fourth quarter of 2001, the Company negotiated a resolution to most of the disputed items, and in January 2002, the Company received $6.9 million in partial settlement of the claims. During the six months ended June 30, 2002, the Company recognized $2.4 million of the settlement in other income primarily for services provided in prior periods. Additionally, $3.9 million of the settlement was a prepayment for inventory, substantially all of which was recorded in revenues during the first half of 2002. The remaining $0.6 million primarily represents the collection of an outstanding receivable.

Note 10 — Recent Events

On December 10, 2001, Chugai announced its intention to spin-off Gen-Probe by distributing all of its shares of Gen-Probe to the shareholders of Chugai, subject to Chugai shareholder approval of Chugai’s merger with Nippon Roche Kabushiki Kaisha, a subsidiary of Roche Pharmholding B.V., and a capital reduction transaction involving the distribution of the Gen-Probe shares. On June 27, 2002, Chugai’s shareholders approved the merger and the capital reduction transaction. The Company expects the distribution to occur in the third calendar quarter of 2002. As a part of the transaction and prior to distribution of the Gen-Probe shares to its shareholders, Chugai merged Gen-Probe Holding into Gen-Probe. At the time of the merger, Gen-Probe Holding had approximately $75.9 million in cash, owned 37 acres of land, including the site of Gen-Probe’s headquarters valued at approximately $30.0 million and net other assets of approximately $1.5 million. Gen-Probe’s lease of the land on which its headquarters sits terminated automatically upon the completion of the merger on July 23, 2002 because Gen-Probe now owns the land. In connection with the spin-off, the Company will be required to modify the terms of its note payable and remove Chugai’s guarantee from the notes or repay the notes in full which would include a prepayment premium of approximately $1.2 million.

Gen-Probe did not issue additional shares of its common stock to Chugai in excess of the number of shares previously owned by Gen-Probe Holding to reflect the cash, land and other assets it received in the merger with Gen-Probe Holding. Instead, it adjusted outstanding options to purchase its common stock granted under its 2000 Equity Participation Plan in connection with the merger. The number of shares subject to each option was reduced to recognize the contribution of the assets to Gen-Probe through the merger of Gen-Probe Holding into Gen-Probe. Although the adjustment resulted in a reduction in option holders’ aggregate ownership stake in Gen-Probe relative to Chugai’s ownership stake, the reduction was in proportion to the reduction that would have resulted from the issuance by Gen-Probe of additional shares of Gen-Probe common stock to Chugai in connection with the merger had such shares actually been issued, and the Company expects the aggregate value of Gen-Probe’s stock to increase through Gen-Probe’s receipt of the net assets in the merger.

In connection with the merger of Gen-Probe Holding into Gen-Probe, Gen-Probe recorded approximately $3.2 million of deferred tax assets. These deferred tax assets relate principally to financial statement depreciation in excess of that deducted for tax purposes and to research and development tax credits previously held by Chugai Pharma USA, LLC, the successor to Gen-Probe’s sister company Chugai Biopharmaceuticals, Inc. which have been included in the combined tax returns of the Company. These deferred tax assets are being carried forward and may be realized in future periods depending on, among other factors, Gen-Probe’s having sufficient taxable income in the future periods. The deferred tax assets recorded were fully offset by a valuation reserve until these deductions and credits are realized.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 which provides a “safe harbor” for these types of statements. To the extent statements in this Quarterly Report involve, without limitation, our expectations for growth, estimates of future revenue, expenses, profit, cash flow, balance sheet items or any other guidance on future periods, these statements are forward-looking statements. These risks and uncertainties include those included herein under the caption “Risk Factors” in “Item 5. Other Items” and those identified in the Information Statement filed as Exhibit 99.1 to our Amendment No. 2 to Registration Statement on Form 10 filed August 14, 2002 with the Securities and Exchange Commission, under the caption “Risk Factors.” You should also read the discussion below in conjunction with Item 1, Financial Statements, which provides additional details of our results of operations and financial condition. We assume no obligation to update forward-looking statements.

Overview

We are a global leader in the development, manufacture and marketing of rapid, accurate and cost-effective nucleic acid probe-based products used for the clinical diagnosis of human diseases and for the screening of donated human blood. We have over 17 years of nucleic acid detection research and product development experience, and our products, which are based on our patented nucleic acid testing, or NAT, technology, are used daily in clinical laboratories and blood collection centers in major countries throughout the world.

Revenues

We derive revenues from three primary sources: product sales, collaborative research revenue and royalty and license revenue. The majority of our revenues comes from product sales, which consist primarily of sales of both our NAT assays and, to a lesser extent, sales and rentals of the proprietary instruments that serve as the analytical platform for our assays. We recognize as collaborative research revenue payments we received from Chiron for the products we provided under our collaboration agreements with Chiron prior to regulatory approval and the payments we receive from Chiron, Bayer and other collaboration partners, including the National Institutes of Health, or NIH, for research and development activities. Our royalty and license revenues reflect fees paid to us by third parties for the use of our proprietary technology. For the six months ended June 30, 2002, product sales, collaborative research revenues and royalty and licensing revenues equaled 82%, 15% and 3%, respectively, of our total revenues of $68.6 million.

Product Sales

Historically, our primary source of revenue has been the sale of clinical diagnostic products in the United States. Our primary clinical diagnostic products include our PACE 2, AccuProbe and Amplified Direct Test product lines. We currently manufacture and ship approximately 20 million tests per year for the diagnosis of a wide variety of infectious microorganisms, including those causing sexually transmitted diseases, or STDs, tuberculosis, strep throat, pneumonia and fungal infections. The principal customers for our clinical diagnostics products include large reference laboratories, public health laboratories and hospitals located in North America, Europe and Japan. Sales of our PACE family of assays accounted for approximately 52% of our total revenues for the six months ended June 30, 2002 and 57% of our total revenues in 2001.

We also recognize product sales from the manufacture and shipment of tests for screening donated blood through our collaboration with Chiron to blood bank facilities located in the countries where our products have obtained governmental approvals. In February 2002, the Food and Drug Administration, or FDA, approved our Biologics License Application, or BLA, for our assay used to screen donated blood for human immunodeficiency virus (type 1), or HIV-1, and hepatitis C virus, or HCV. Accordingly, we began to recognize product sales revenue for tests shipped in the United States in the second quarter of 2002. Outside the United States, the HIV-1/HCV assay has received approval in a number of countries, including France, Germany, Australia, Argentina, Spain, Singapore, Italy, Austria, Switzerland and New Zealand.

Product sales also include the sales or rental revenue associated with the delivery of our proprietary integrated instrument platforms to customers for performing our NAT assays. We provide multiple instrument rental options to our customers depending on the types and volumes of products purchased. Instruments are manufactured by third-party contractors, but we generally provide technical support and instrument service to maintain these systems in the field. However, Chiron is responsible for placement and servicing of instruments used in connection with our blood screening business. Direct sales of our instrument platforms to customers accounted for approximately 3% of our product sales in both the six months ended June 30, 2002 and year ended December 31, 2001. However, we generally retain title to the instruments and recover our instrument costs in connection with the sale of the assay. The costs associated with the instrument are charged to cost of goods sold on a straight-line basis over the estimated life of the instrument, which ranges from three to five years. The costs to maintain these systems in the field are charged to operations as incurred.

Collaborative Research Revenue

We have developed a NAT assay to detect HIV-1 and HCV in donated human blood and have also developed a semi-automated instrument system to conduct the test. These assays and instruments are marketed through our collaboration with Chiron under the Procleix name. The HIV-1/HCV assay and instrumentation were used in clinical trials, under an Investigational New Drug application, or IND, from early 1999 through 2002. In February 2002, the FDA approved the Procleix HIV-1/HCV Assay. Prior to FDA approval, Chiron provided tests to the American Red Cross, America’s Blood Centers, American Independent Blood Centers, the United States military and others for pooled blood sampling under the terms of the IND application. FDA approval of the Procleix HIV-1/HCV Assay has allowed Chiron to implement commercial pricing for sales of the Procleix HIV-1/HCV Assay to U.S. customers, which we expect to result in a significant increase in the revenues we receive from such sales beginning in the third quarter of 2002.

We record net sales of assays to be used for blood screening at amounts equal to the sales of the HIV-1/HCV assay by Chiron to third parties, less instrument costs, instrument service costs and certain other adjustments specified in our agreement with Chiron, multiplied by our share of the net revenue, which is currently 43%. Our costs related to these products primarily include manufacturing costs and research and development expenses.

Historically, we have recorded revenues related to use of our blood screening products in the United States and other countries in which the products have not received regulatory approval as collaborative research revenue because price restrictions applied to these products prior to FDA license approval in the United States and similar approval in foreign countries. We began deliveries of the commercially approved products to the United States customers in the second quarter of 2002. Accordingly, we began to classify revenues associated with these products as product sales in our financial statements beginning in that period. Collaborative research revenue for the use of our blood screening products for the six months ended June 30, 2001 and 2002 were $7.0 million and $5.7 million, respectively.

Under the strategic alliance agreement we entered into with Chiron in June 1998, we have responsibility for research, development and manufacturing of the blood screening products, while Chiron has responsibility for marketing, distribution and service of the blood screening products worldwide (subject to certain distribution rights of Chugai Diagnostics Science Co., Ltd. in Japan). We received a $10.0 million up-front license fee from Chiron in connection with the agreement in 1998 and an additional payment of $8.5 million upon achieving an agreed upon contract milestone in 1999. Additional payments of up to $16.5 million will be due to us in the future if we achieve certain other specified milestones relating to the development of what we believe to be the world’s first fully automated high throughput NAT instrument system known as TIGRIS. Our costs to develop and commercialize the blood screening assays and associated instrument products have been substantial and have had a significant impact on our operating results and financial position since 1998. We expect to commence beta evaluations of the TIGRIS instrument for clinical diagnostic and blood screening applications by the end of 2002 and to commence clinical trials by the end of 2003.

On February 26, 2001, we commenced an arbitration proceeding against Chiron in connection with the blood screening collaboration. During the fourth quarter of 2001, we negotiated a resolution to most of the disputed items, and in January 2002, we received $6.9 million in partial settlement of the claims. During the first quarter of 2002, we recognized $2.4 million of the settlement in other income primarily for services provided in prior periods. Additionally, $3.9 million of the settlement was a prepayment for inventory, of which $2.7 million was recorded into revenues during the first quarter of 2002. The remaining $0.6 million primarily represents the collection of an outstanding receivable. The arbitration proceedings did not result in any disruption in service to our blood screening customers. We are confident that any future disputes that arise between the companies will be resolved equitably through the dispute resolution procedures contained in the collaboration agreement.

In 1996, we were awarded a $7.7 million contract by the National Heart, Lung and Blood Institute, a part of the NIH, to develop NAT assays for screening donor blood for HIV-1 and HCV. Effective January 1998, the contract was modified with the addition of $0.6 million for the development of a semi-automated system for the detection of HIV-1/HCV in pooled plasma. Effective September 1998, the contract was further modified with the addition of $4.3 million for the development of HIV-2 and hepatitis B virus, or HBV, tests. All payments due to us under this reimbursement contract have been received and were recorded as collaborative research revenues as reimbursable costs were incurred.

In January 2000, we began work on a three-year $13.4 million cost sharing contract with the NIH to modify the HIV-1/HCV assay to incorporate HBV detection capability and make it simpler for organ donation centers to test the blood of organ donors. The NIH will reimburse us $7.6 million of this cost, and we and Chiron will share equally the remaining costs to complete the project. Through June

30, 2002, the NIH had reimbursed us $7.3 million of this cost. We record collaborative research revenues under the reimbursement contract as reimbursable costs are incurred.

In 1998, following the execution of our agreement with Chiron, Chiron assigned the clinical diagnostic portion of the agreement to Bayer. Under the terms of our collaboration with Bayer, we will develop, manufacture and market NAT assays for viral targets and cancer markers in the clinical diagnostic market with Bayer. We record product sales of the assays to Bayer for use in clinical diagnostic applications at agreed upon transfer prices upon shipment to Bayer.

We recognize collaborative research revenue over the term of the agreement as reimbursable costs are incurred. The costs associated with the reported collaborative research revenue are reflected in the statements of operations under the captions “Research and development,” “Marketing and sales” and “General and administrative” based on the nature of the costs. We do not separately track the costs applicable to the blood screening development collaboration with Chiron and therefore are not able to quantify the direct costs associated with the collaborative research revenue. We believe that the costs incurred related to the collaborative research revenue have exceeded the amounts recorded as revenue in all periods presented.

Royalty and License Revenue

We recognize non-refundable up-front license fees over the performance period of the agreement or at the time that we have satisfied all substantive performance obligations. We also receive milestone payments for successful achievement of contractual development activities. Milestone payments are recognized as revenue upon achievement of the milestone only if there are no remaining substantive performance obligations and the amounts are non-refundable.

In May 1997, we entered into collaborative research agreements with bioMérieux, Vitek, Inc., which created a worldwide relationship between bioMérieux and us. The collaboration involved research and development activities, as well as the transfer to bioMérieux, pursuant to separate distribution agreements with bioMérieux S.A., of product distribution rights in international markets, excluding Japan. As part of these agreements, we licensed our NAT technology to bioMérieux to jointly develop NAT assays and adapt and develop instrumentation during a five-year and ten-year term. In return, bioMérieux paid us $6.0 million of license and prepaid royalty fees in 1997 and an additional $6.0 million of license fees in 1998.

In August 2000, we entered into amended agreements with bioMérieux, Inc. that transitioned the relationship from a collaborative arrangement to a royalty-bearing arrangement that covers semi-automated probe assays and advanced, fully-automated probe assays for the diagnosis of infectious diseases and detection of food pathogens. Under the terms of the amended agreements, bioMérieux will pay us royalty payments based on sales of products incorporating the licensed technology, subject to a minimum annual royalty payment, which began in January of this year with respect to the semi-automated probe assays and will begin in 2006 with respect to the fully automated probe assays, and a reduction in the royalties based on the amount of cumulative royalties that have been paid to us. In addition, we transferred to bioMérieux all information, trade secrets, procedures, methods, data and processes necessary for bioMérieux to assume development of the products that are the subject of the agreement in exchange for the prepaid royalties paid under the original agreement. Accordingly, we recognized $3.0 million in royalty fees related to this agreement in 2000. We currently are amortizing previously received license fees in an amount equal to $1.9 million annually through the period ending December 31, 2002.

Research and Development

In recent years, we have increased our investment in research and development as part of our ongoing efforts to accelerate the development of new products and technologies, particularly our TIGRIS instrument and our HIV-1/HCV assay for screening donated blood, which was approved by the FDA in February 2002. Our research and development expenses consist of expenses associated with the development of proprietary products and instrument platforms as well as expenses related to the co-development of new products and technologies in collaboration with our strategic partners. We expect our research and development expenses as a percentage of revenues to decrease in future periods.

In connection with our research and development efforts, we have various license agreements with unrelated parties, which provide us with rights to develop and market products using certain technology and patent rights maintained by the parties. Terms of the various license agreements require us to pay royalties ranging from 1% to 5% of future sales on products using the technology. These agreements generally provide for a term that commences upon execution of the agreement and continues until expiration of the last patent related to the technology.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, the collectibility of accounts receivable, valuation of inventories, long-lived assets including patent costs and capitalized software and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies, as more fully described in the Information Statement filed as Exhibit 99.1 to our Amendment No. 1 to Registration Statement on Form 10 filed July 29, 2002 with the Securities and Exchange Commission, affect the significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

We recognize revenue from product sales when the product is shipped and title and risk of loss has passed and when collection of the resulting receivable is reasonably assured. We record revenue from product sales on our blood screening products shipped to countries where regulatory approval has been received based on a contracted transfer price with our third-party collaboration partner, Chiron. Blood screening product sales are then adjusted monthly upon payment by Chiron to us of amounts reflecting our ultimate share of net revenue from sales by Chiron to the end user less the transfer price revenues previously paid.

Historically, we have recorded revenues related to use of our blood screening products in the United States and other countries in which the products have not received regulatory approval as collaborative research revenue because price restrictions applied to these products prior to regulatory approval in the United States and in certain foreign countries. As commercial pricing is implemented in the United States, we will classify domestic sales of these products as product sales in our financial statements. Chiron began to implement commercial pricing in the United States for the blood screening products in the second quarter of 2002. Commercially approved products that we shipped in the second quarter of 2002 were recorded as product sales based on the contracted transfer price with Chiron. Based on the terms of our agreement with Chiron, our ultimate share of the net revenue from sales to the end user is fully known when Chiron reports it to us. Blood screening product sales will be adjusted upon payment by Chiron to us of the additional amounts reflecting our ultimate share of net revenue from sales by Chiron of these products.

Product sales also include the sales or rental value associated with the delivery of our proprietary integrated instrument platforms performing our NAT assays. Historically, we have provided our instrumentation to laboratories and hospitals without requiring them to purchase the equipment or enter into an equipment lease. Instead, we recover the cost of providing the instrumentation in the amounts we charge for our diagnostic assays. We recently have begun to implement multi-year sales contracts that have an equipment factor set forth in them. The costs associated with the instrument are charged to costs of goods sold on a straight-line basis over the estimated life of the instrument, which ranges from three to five years. The costs to maintain these systems in the field are charged to operations as incurred.

We also recognize collaborative research revenue over the term of various collaboration agreements as negotiated monthly contractual payments are earned or we incur reimbursable costs related to the agreement. Negotiated monthly contracted amounts are earned in relative proportion to the performance required under the contracts. Non-refundable license fees are recognized over the related performance period or at the time that we have satisfied all performance obligations related to the agreement. Milestone payments related to a particular milestone are recognized as revenue upon the achievement of specified milestones when (1) we have earned the milestone payment, (2) the milestone is substantive in nature and the achievement of the milestone was not reasonably assured at the inception of the agreement and (3) the fees are non-refundable. Any amounts received prior to satisfying our revenue recognition criteria are recorded as deferred revenue in our balance sheet.

We recognize royalty revenue related to the manufacture, sale or use of our products or technologies under license agreements with third parties. For those arrangements where royalties are reasonably estimable, we recognize revenue based on estimates of royalties earned during the applicable period and adjust for differences between the estimated and actual royalties in the following period. Historically, these adjustments have not been material. For those arrangements where royalties are not reasonably estimable, we recognize revenue upon receipt of royalty statements from the licensee.

Collectibility of Accounts Receivable

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Credit losses historically have been minimal and within management’s expectations. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required.

Valuation of Inventories

We record valuation adjustments to our inventory balances for estimated excess and obsolete inventory equal to the difference between the cost of such inventory and the estimated market value based upon assumptions about future product demand and the shelf-life and expiration dates for finished goods and materials used in the manufacturing process. We operate in an environment that is regulated by the FDA and other governmental agencies that may place restrictions on our ability to sell our products into the marketplace if certain compliance requirements are not met. We have made assumptions that are reflected in arriving at our net inventory value based on the information currently available to us. If future product demand, regulatory constraints or other market conditions are less favorable than those projected by management, additional inventory valuation reserves may be required.

We also manufacture products to conduct developmental evaluations and clinical trials and to validate our manufacturing practices prior to receiving commercial approval for sale of our products. In these circumstances, uncertainty exists regarding the saleability of these products until the FDA or the other governing bodies commercially approve them. Accordingly, we provide valuation allowances for these items in inventory and charge those amounts to research and development. In cases where we manufacture products that are sold into approved markets and also maintained for further development evaluations for other markets, we may also provide valuation allowances for this inventory due to the historical uncertainties associated with regulated product introductions.

Patent Costs

We capitalize the costs incurred to file patent applications. We amortize these costs over the lesser of the remaining useful life of the related technology or eight years. At June 30, 2002, capitalized patent costs totaled approximately $2.8 million, net of accumulated amortization. We expense all costs related to abandoned patent applications. Historically, our expense related to abandoned patent costs has not been material but, if we elect to abandon any of our currently issued or unissued patents, the related expense could be material to our operations in the period of abandonment.

Capitalized Software Costs

We capitalize costs incurred in the development of computer software related to products under development after establishment of technological feasibility. These capitalized costs are recorded at the lower of unamortized cost or net realizable value and will be amortized over the estimated life of the related product beginning when the product is available for sale. At June 30, 2002, capitalized software development costs related to our TIGRIS instrument totaled $21.3 million. We expect to commence beta evaluations of this instrument by the end of 2002 and to commence clinical trials by the end of 2003. If we are not able to successfully deliver this instrument to the marketplace and attain customer acceptance, the asset could be impaired and an adjustment to the carrying value of this asset would be considered by management at that time.

Income Taxes

We historically have been included in the consolidated federal and in various combined state income tax returns of our former direct parent company, Gen-Probe Holding Company, Inc. (formerly known as Chugai Pharma U.S.A., Inc.). Pursuant to a tax sharing agreement with Gen-Probe Holding Company, we generally have been allocated an amount of the consolidated tax liability equal to the tax that would have been applicable if computed separately. At June 30, 2002, we had net deferred tax assets of $4.1 million that are more likely than not to be realized, and therefore, no valuation allowance is deemed necessary. The deferred tax assets relate to research and investment credits taken in our tax returns, timing differences arising from the recording of deferred revenue and certain reserves and accruals. These amounts are offset by capitalized costs expensed for tax purposes and other items. In the event that we were to determine that we would not be able to realize all or part of our deferred tax assets in the future, an adjustment to reduce the deferred tax asset would be made in the period such determination was made.

Results of Operations

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

Product Sales. Product sales increased $3.9 million, or 15.1%, to $29.8 million in the three months ended June 30, 2002 from $25.9 million in the three months ended June 30, 2001. The increase was primarily a result of a $3.7 million increase in commercial sales of blood screening products, both in the United States and international markets. Blood screening product sales represented $4.4 million or 14.7% of product sales in the second quarter of 2002 as compared to $0.7 million or 2.5% of product sales in the second quarter of 2001.

In February 2002, the FDA approved our HIV-1/HCV assay for screening donated human blood. Chiron began implementing commercial pricing for the sale of these products in the United States in the second quarter of 2002. Revenues from the sale of these products are now classified as product sales in our financial statements. Previously we recorded revenues related to use of our blood screening products in the United States and other countries in which the products had not received regulatory approval as collaborative research revenues.

Although we do not expect testing volumes to change significantly as a result of FDA approval, we anticipate that we will realize increased net revenues from the sale of the approved blood screening product in the United States as compared to the revenues received prior to FDA approval as a result of the implementation of commercial pricing. However, under our collaboration agreement with Chiron, Chiron has responsibility for marketing, sales, distribution and service of the blood screening systems, which includes the assay and the related instrumentation. Accordingly, our revenues are dependent on Chiron’s success in establishing commercial pricing with its customers and the time that it will take to do so. Prior to the implementation of commercial pricing, we received compensation for sales of the blood screening product from Chiron through monthly firm support commitment payments of approximately $1.5 million, provided that the number of tests we shipped fell within a range provided in agreements with Chiron and the blood screening customers. Prior to obtaining FDA approval of our blood screening products in February 2002, we recorded revenues related to the use of our blood screening products in the United States as collaborative research revenue because price restrictions applied to these products. These price restrictions prohibited us from recovering all of our costs in developing and manufacturing the blood screening products. Prior to obtaining FDA approval, we were permitted to sell our blood screening products to blood screening centers pursuant to the terms of our IND application. Under the agreements with the blood screening centers, we were partially reimbursed for our costs for product development, materials, service and support.

As a result of the implementation of commercial pricing, we record revenue that we derive from our relationship with Chiron at an agreed upon transfer price when the product is shipped and title and risk of loss has passed and when collection of the resulting receivable is reasonably assured. We record additional revenue on these sales based on our ultimate share of the net revenue from sales to end users of the blood screening products as Chiron reports these sales to us and makes payments to us with respect to our share of the net revenue. During the transition months of May and June 2002, our net revenues for shipments recorded at transfer prices were less than the monthly firm support commitment payments we received prior to commercial pricing, and the adjustment amount due from Chiron with respect to such product shipments had not yet been received. We recorded product sales revenue in an amount equal to a contracted transfer price with Chiron upon shipment of blood screening products to countries, including the United States, where regulatory approval has been received. Blood screening product sales are then adjusted monthly upon payment by Chiron to us of amounts reflecting our ultimate share of net revenue from sales by Chiron to the end user less the transfer price revenues previously paid. Chiron is required to report its sales to us within 45 days after the end of each month in which we ship blood screening products to Chiron. We expect to receive revenue reports with respect to May and June 2002 shipments early in the third quarter of 2002, and we will record additional product sales revenue upon payment by Chiron of the amount due.

We expect competitive pressures related to our STD and blood screening products to continue into the foreseeable future, primarily as the result of the introduction of competing products into the market and continuing pricing pressure, particularly with our STD products.

Collaborative Research Revenue. Collaborative research revenue decreased $0.2 million, or 5.2%, to $4.2 million in the three months ended June 30, 2002 from $4.4 million in the three months ended June 30, 2001. The decrease was primarily the result of $0.2 million in decreased contract revenues from the NIH for the organ donor program. Collaborative research revenues were recorded through the end of the second quarter of 2002 in connection with tests provided to United States customers through our collaboration with Chiron for pooled blood sampling under the terms of the IND application. These revenues represented $2.8 million in the second quarter of 2002. We do not expect additional revenue from shipments of blood screening products pursuant to the IND application in future periods.

Collaborative research revenue tends to fluctuate based on the amount of research services performed, the status of projects under collaboration and the achievement of milestones. Due to the nature of our collaborative research revenues, results in any one period are not necessarily indicative of results to be achieved in the future. Our ability to generate additional collaborative research revenues may depend, in part, on our ability to initiate and maintain relationships with potential and current collaborative partners. There can be no assurance that such relationships will be established or that current collaborative research revenue will not decline.

Royalty and License Revenue. Royalty and license revenue increased $0.2 million, or 21.1%, to $0.9 million in the three months ended June 30, 2002 from $0.7 million in the three months ended June 30, 2001. The increase was the result of our recognition of $0.2 million of royalty revenues from our collaboration with bioMerieux.

Royalty and license revenue may fluctuate based on the nature of the related agreements and the timing of receipt of license fees. Results in any one period are not necessarily indicative of results to be achieved in the future. In addition, our ability to generate additional royalty and license revenues may depend, in part, on our ability to market and capitalize on our technologies. There can be no assurance that we will be able to do so or that future royalty and license revenue will not decline.

Cost of Product Sales. Cost of product sales increased $3.2 million to $12.4 million, or 41.8% of product sales revenues, in the three months ended June 30, 2002 from $9.2 million, or 35.6% of product sales revenues, in the three months ended June 30, 2001. The increase in cost of sales was primarily attributable to our recording a greater portion of the costs associated with the operation of our blood screening manufacturing facility to cost of product sales in the three months ended June 30, 2002 compared to the three months ended June 30, 2001. A substantial portion of the costs associated with the blood screening product manufacturing facility were classified as research and development expenses prior to receiving FDA approval for the product in the United States. The amount included in research and development expense in the second quarter of 2001 was $4.4 million, which includes costs associated with the blood screening product manufacturing facility as well as scrap charges associated with the production of developmental lots for the assay. The resulting gross profit margin on product sales decreased to 58.2% in the three months ended June 30, 2002 from 64.4% for the three months ended June 30, 2001.

In 1999, we completed the leasehold improvements on a manufacturing facility designed primarily for the manufacture of our blood screening products. This facility contains advanced equipment, technology and controls that are intended to enable us to meet stringent FDA regulations applicable to blood screening products. This facility has operated well below capacity and will continue to operate below capacity for the foreseeable future. This excess capacity, as well as excess capacity at our manufacturing facility at our headquarters, provides us with significant opportunities to expand the manufacturing of both our own products and potentially the products of other companies on a contract basis. The costs related to the operation of our blood screening manufacturing facility, together with other manufacturing costs for the production of assays that were delivered under the terms of our IND application prior to FDA approval of our blood screening products have been classified as research and development expenses. In addition to the above mentioned costs, we manufactured significant quantities of raw materials, development lots and clinical trial lots of product prior to receiving commercial approval for sale. During the blood screening development process for the United States market, we also manufactured and delivered an equivalent product for sale in international markets where governmental approvals were obtained. However, due to the relatively low initial sales volumes for this product, we continued to charge the costs of manufacturing blood screening products to research and development expense, except for an amount equal to the product sales revenues recorded for international commercial sales, which was charged to cost of product sales and which approximates the actual costs applicable to those product sales. Amounts included in cost of product sales related to such costs were approximately $0.7 million for the three months ended June 30, 2001, and $1.8 million for the six months ended June 30, 2001. Beginning in the latter part of the first quarter of 2002 the sales volume for the approved products shipped equaled or exceeded the estimated cost applicable to those product sales and we ceased the allocation of the costs of manufacturing blood screening products to research and development expense. Amounts included in research and development related to such costs were approximately $0 and $4.4 million, for the three months ended June 30, 2002 and June 30, 2001, respectively.

As a result of the implementation of commercial pricing for our blood screening products in the United States, we have classified these costs as costs of product sales rather than research and development expenses. Accordingly, we expect that our blood screening products will realize lower gross profit margin rates than our clinical diagnostic products during the early stages of commercialization and for the foreseeable future, as relatively high fixed costs for producing these products in the specialized manufacturing facility are absorbed over the expected sales volume for blood screening products. After that time, we expect the gross margin rates on our blood screening products to continue to be lower than those on our clinical diagnostic products. However, because Chiron bears responsibility for marketing and sales of these products, the marketing, sales and distribution expenses we incur associated with our blood screening products are significantly lower than for our clinical diagnostic products. We also anticipate that requirements for individual donor testing, if and when implemented, may result in lower gross margin rates. We are not able to accurately predict the extent to which our gross margin percentages may be negatively affected as a result of individual donor testing because we do not know the ultimate selling price that Chiron would charge to the end user if individual donor testing were implemented.

Gross profit margin percentages may fluctuate significantly in future periods based on changes in production volumes, competitive pricing pressures, allowances for scrap or obsolete materials, additional costs related to initial production quantities of new products after achieving FDA approval and contractual adjustments, such as instrument costs, instrument service cost and certain other adjustments made by Chiron to arrive at the net sales value of blood screening products.

Research and Development. Research and development expenses decreased $3.5 million to $10.7 million, or 30.8% of total revenues, in the three months ended June 30, 2002 from $14.2 million, or 45.8% of total revenues, in the three months ended June 30, 2001. The decrease was primarily the result of a $4.4 million decrease in research and development expenses as a result of our recording all costs associated with the operation of our blood screening facility to cost of sales following FDA approval of our blood screening products in February 2002, offset by a $0.5 million increase in personnel costs and $0.4 million of higher spending for other research and development costs. Manufacturing costs for blood screening assays included in research and development were approximately $0.0 million and $4.4 million, respectively, during the three months ended June 30, 2002 and 2001, respectively.

Marketing and Sales. Marketing and sales expenses increased $0.2 million to $4.3 million, or 12.2% of total revenues, in the three months ended June 30, 2002 from $4.1 million, or 13.3% of total revenues, in the three months ended June 30, 2001. The increase was primarily related to a $0.1 increase in personnel costs in our marketing and sales force to support anticipated increases in sales for our clinical diagnostic products, and $0.1 in other marketing and sales expenses.

General and Administrative. General and administrative expenses increased $2.9 million to $7.2 million, or 20.5% of total revenues, in the three months ended June 30, 2002 from $4.3 million, or 13.7% of total revenues, in the three months ended June 30, 2001. The increase was the result of a $1.2 million increase in spending for legal and other professional fees primarily related to Gen-Probe’s spin-off from Chugai Pharmaceuticals, a $0.5 million increase in patent related expenses, $0.4 million for printing and public relations expenses primarily relating to the registration of our common stock, a $0.4 million increase in salaries and benefits resulting from higher staffing levels and a $0.4 million increase in other general and administrative expenses.

Amortization of Intangible Assets. Amortization of intangible assets decreased $0.1 million to $0.1 million in the three months ended June 30, 2002 from $0.2 million in the three months ended June 30, 2001. The amortization is associated with Gen-Probe Holding Company’s purchase of Gen-Probe in 1989. The amount amortized each period has decreased as a result of our implementation of SFAS 142 as discussed below.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Statement, or SFAS, No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually, or more frequently under certain conditions, for impairment. We adopted SFAS No. 142 effective January 1, 2002 and are required to reassess the intangible assets, including goodwill, previously recorded in connection with previous purchase acquisitions. In 2002, we stopped amortizing goodwill, which will reduce our annual amortization expenses and, therefore, increase our operating income by approximately $0.6 million per year.

Total Other Expenses, Net. Other expenses primarily consist of investment and interest income offset by interest expense on borrowing and other items. The net other expenses of $0.1 million for the three months ended June 30, 2002 is approximately equal to the net expense of $0.1 million for the three months ended June 30, 2001.

Income Tax Expense (Benefit). The benefit for income taxes amounted to $0.5 million for the three months ended June 30, 2002 compared to a $0.8 million benefit for the three months ended June 30, 2001. This tax benefit decrease was primarily attributable to the pre-tax profit of $0.1 million for the three months ended June 30, 2002 compared to the $1.2 million pre-tax loss for the three months ended June 30, 2001.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

Product Sales. Product sales increased $4.1 million, or 7.9%, to $56.7 million in the six months ended June 30, 2002 from $52.5 million in the six months ended June 30, 2001. The increase was primarily a result of a $5.1 million increase in commercial sales of blood screening products, both in the United States and international markets. Blood screening product sales represented $6.9 million or 12.2% of product sales for the six month period ended June 30, 2002 as compared to $1.8 million or 3.3% of product sales in the six-month period ended June 30, 2001. The increase in blood screening product sales more than offset the $0.9 million decrease in sales of other diagnostic products.

Collaborative Research Revenue. Collaborative research revenue increased $2.0 million, or 24.7%, to $10.1 million in the six months ended June 30, 2002 from $8.1 million in the six months ended June 30, 2001. The increase was the result of $1.3 million in increased revenues from shipments of our blood screening products for use in the United States due to an increase in monthly firm support commitment payments under the applicable agreements. Firm support commitment payments stopped in the second quarter of 2002, as a result of FDA approval of our blood screening products in February 2002. In addition, contract revenues from the NIH for the organ donor program increased by $0.7 million.

Chiron amended its agreements for supplying our blood screening products to United States blood banks, effective in the second quarter of 2001, which resulted in increases in the payments received from our collaboration with Chiron beginning in the latter part of the second quarter of 2001.

Royalty and License Revenue. Royalty and license revenue increased $0.4 million, or 25.7%, to $1.9 million in the six months ended June 30, 2002 from $1.5 million in the six months ended June 30, 2001. The increase was primarily the result of our recognition of $0.2 million of royalty revenues from our collaboration with bioMerieux and the recognition in March 2002 of $0.2 million in royalties from Chugai Diagnostic Science for the licensing of rights to acquire certain patented technology.

Cost of Product Sales. Cost of product sales increased $5.0 million to $23.9 million, or 42.2% of product sales revenues, in the six months ended June 30, 2002 from $18.8 million, or 35.9% of product sales revenues, in the six months ended June 30, 2001. The increase in cost of sales was primarily attributable to the recording of a greater portion of the costs associated with the operation of our blood screening manufacturing facility in cost of product sales in the six months ended June 30, 2002 compared to the six months ended June 30, 2001. A substantial portion of the costs associated with the blood screening manufacturing facility were classified as research and development expense prior to receiving commercial approval for the product in the United States. The amount included in research and development expense in the six month period ended June 30, 2001 was $8.9 million which includes costs associated with the blood screening manufacturing facility as well as scrap charges associated with the production of developmental lots for the assay. The amount included in research and development expenses in the six month period ended June 30, 2002 was $1.6 million. The resulting gross profit margin on product sales decreased to 57.8% in the six months ended June 30, 2002 from 64.1% for the six months ended June 30, 2001.

Research and Development. Research and development expenses decreased $5.2 million to $23.2 million, or 33.8% of total revenues, in the six months ended June 30, 2002 from $28.4 million, or 45.7% of total revenues, in the six months ended June 30, 2001. The decrease was primarily the result of a $7.3 million decrease in research and development expenses as a result of our recording all costs associated with the operation of our blood screening facility to cost of sales following FDA approval of our blood screening products in February 2002, partially offset by a $0.9 million increase in outside instrument development costs, a $0.8 million increase in personnel costs and $0.4 million of lower spending for other research and development costs. Manufacturing costs for blood screening assays included in research and development were approximately $1.6 million and $8.9 million during the six months ended June 30, 2002 and 2001, respectively.

Marketing and Sales. Marketing and sales expenses increased $0.4 million to $8.4 million, or 12.2% of total revenues, in the six months ended June 30, 2002 from $8.0 million, or 12.8% of total revenues, in the six months ended June 30, 2001. The increase was primarily related to a $0.6 increase in personnel costs in our marketing and sales force to support anticipated increases in sales for our clinical diagnostic products, partially offset by a $0.2 million decrease in other marketing and sales expenses.

General and Administrative. General and administrative expenses increased $3.8 million to $12.1 million, or 17.6% of total revenues, in the six months ended June 30, 2002 from $8.3 million, or 13.3% of total revenues, in the six months ended June 30, 2001. The increase was the result of a $1.3 million increase in spending for legal and other professional fees primarily related to Gen-Probe’s spin-off from Chugai Pharmaceutical, a $1.1 million increase in patent related expenses, $0.4 million for printing and public relations expenses primarily relating to the registration of our common stock, a $0.8 million increase in salaries and benefits resulting from higher staffing levels and a $0.2 million increase in other general and administrative expenses.

Amortization of Intangible Assets. Amortization of intangible assets decreased $0.3 million to $0.2 million in the six months ended June 30, 2002 from $0.5 million in the six months ended June 30, 2001. The amortization is associated with Gen-Probe Holding Company’s purchase of Gen-Probe in 1989. The amount amortized each period has decreased as a result of our implementation of SFAS 142 as discussed below.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Statement, or SFAS, No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually, or more frequently under certain conditions, for impairment. We adopted SFAS No. 142 effective January 1, 2002 and are required to reassess the intangible assets, including goodwill, previously recorded in connection with previous purchase acquisitions. In 2002, we stopped amortizing goodwill, which will reduce our annual amortization expenses and, therefore, increase our operating income by approximately $0.6 million per year.

Total Other Expenses, Net. Other expenses generally consist of investment and interest income offset by interest expense on borrowing and other items. The net other income of $3.4 million for the six months ended June 30, 2002 is a $3.6 million improvement over the net expense of $0.2 million for the six months ended June 30, 2001. The increase in net other income for the six months ended June 30, 2002 is due to the receipt in cash and recognition of income from settlements of outstanding contractual issues with Chiron for $2.4 million and from a former vendor in the amount of $1.2 million.

Income Tax Expense (Benefit). The expense for income taxes amounted to $0.6 million for the six months ended June 30, 2002 compared to a $1.1 million benefit for the six months ended June 30, 2001. This tax expense increase was attributable to the pre-tax profit of $4.3 million for the six months ended June 30, 2002 compared to the $2.1 million pre-tax loss for the six months ended June 30, 2001.

Liquidity and Capital Resources

Historically, we have financed our operations through revenues from operations, cash received from collaborative research agreements, royalty and license fees and the private placement of debt. At June 30, 2002, we had $21.5 million of cash and cash equivalents.

For the six months ended June 30, 2002, net cash provided by operating activities was $13.8 million compared to $4.0 million for the six months ended June 30, 2001. For the six months ended June 30, 2002, net cash from operating activities of $13.8 million was the result of net income of $3.6 million, plus depreciation and amortization expenses of $8.6 million and $2.2 million cash from accounts receivable, partially offset by $0.6 million usage of cash from changes in other assets and liabilities.

We recorded $6.0 million for the purchase of capital equipment in the six months ended June 30, 2002. Our expenditures for capital additions vary based on the stage of certain development projects and may increase in the future related to the timing of development of new product opportunities and to support expansion of our facilities in connection with those opportunities. We anticipate that approximately $10 to $12 million will be incurred for capital additions during the full year 2002, primarily for research and development activities. However, the average age of our property, plant and equipment is approximately three to four years, which gives us flexibility in planning capital expenditures.

We have outstanding $10.0 million of notes payable to a bank and an insurance company with an original issue amount of $14.0 million in May of 1997. These notes relate to the financing of our headquarters building in San Diego, California. We estimate the current value of our headquarters building to be substantially greater than the principal amount of the notes payable. The notes bear interest at 7.68%, payable semi-annually. Principal in the amount of $2.0 million is due on May 1 of each year through 2007. The notes include certain financial and restrictive covenants and are guaranteed by Chugai Pharmaceutical. At December 31, 2001 and June 30, 2002, we were in compliance with all covenants.

We have a bank line of credit agreement with Wells Fargo Bank, N.A., which expires in July 2004, under which we may borrow up to $10.0 million, subject to a “borrowing base formula,” at the bank’s prime rate, or at LIBOR plus 1.0%. The line of credit is secured by our assets with the exception of real property. We have not taken advances against the line of credit since inception. The line of credit agreement requires us to comply with various financial and restrictive covenants. Financial covenants include requirements as to tangible net worth, liabilities as a percentage of tangible net worth, the ratio of current assets to current liabilities, required minimum levels of earnings before interest, taxes, depreciation and amortization, the ratio of funded debt to earnings before interest, taxes, depreciation and amortization, and maximum levels of pre-tax and after tax losses. At December 31, 2001 and June 30, 2002, we were in compliance with all covenants.

On December 10, 2001, Chugai Pharmaceutical announced its intention to distribute all of the shares of our common stock that it holds to its shareholders, and on June 27, 2002 Chugai Pharmaceutical’s shareholders approved this transaction. Following the distribution, we will become independent from Chugai Pharmaceutical. The distribution will be made only if all conditions to the distribution have been satisfied or waived. The distribution is expected to occur on or about September 15, 2002.

In March 2002, Gen-Probe Holding Company, Inc., our former direct parent company, commenced a reorganization that resulted in our becoming a wholly owned subsidiary of Chugai Pharmaceutical. The reorganization involved the sale or transfer by Gen-Probe Holding Company of certain assets, including its ownership interest in Chugai Pharma USA, LLC, the successor to our former sister company Chugai Biopharmaceuticals, Inc., to other Chugai Pharmaceutical subsidiaries. On July 23, 2002, Gen-Probe Holding Company merged into us. At the time of the merger, Gen-Probe Holding Company held $75.9 million of cash, 37 acres of land, which includes the site of our headquarters building, valued at approximately $30.0 million and net other assets of $ 1.5 million.

In connection with the distribution, we expect to refinance the $10.0 million outstanding balance of notes payable with a new term loan from a bank. The terms of the notes require us to “make-whole” the note holders upon early repayment of the debt, based upon the prevailing interest rates. We anticipate that, in addition to repayment of the $10.0 million plus accrued interest, we will incur a make-whole payment of approximately $1.2 million. This amount will be recorded as an extraordinary loss in our financial statements upon repayment of the notes. It is anticipated that the refinancing of the notes will occur in the third quarter of 2002. We have received a commitment letter from Wells Fargo Bank, N.A. to provide this financing, but if we do not successfully complete the refinancing on terms acceptable to us, we would use our available cash resources to make the required repayment.

Contractual Obligations and Commercial Commitments

Our contractual obligations due to note holders and lessors for properties that we lease, as well as other amounts due for purchase and capital commitments as of December 31, 2001, were as follows:

Contractual Obligations	Total	2002	2003	2004	2005	2006	Thereafter

	(Amounts in thousands)
Principal payments on long-term debt(1)	$12,000	$2,000	$2,000	$2,000	$2,000	$2,000	$2,000
Operating leases(2)	4,814	860	848	779	810	730	787
Ground lease(3)	15,225	525	525	525	525	525	12,600

Total(4)	$32,039	$3,385	$3,373	$3,304	$3,335	$3,255	$15,387

(1)	Principal payments under the long-term debt are due on May 1 of each year through May of 2007. In the event of early repayment of the debt, we will be required to pay a “make-whole” amount to the note holders. In connection with the distribution, we expect to refinance these notes payable with a new term loan that likely will require similar payouts of principal.

(2)	We lease facilities under operating leases as of December 31, 2001. Future minimum lease payments are included in the schedule.

(3)	We previously paid rent of $525,000 to our parent company Gen-Probe Holding Company, Inc. pursuant to a ground lease for the site of our headquarters facility. This lease terminated upon the merger of Gen-Probe Holding Company into us on July 23, 2002.

(4)	Does not include amounts relating to our obligations under our collaboration with Chiron. With respect to our collaboration with Chiron, both parties have obligations to each other. We are obligated to manufacture and supply our blood screening assay to Chiron, and Chiron is obligated to purchase all of the quantities of this assay specified on a 90-day demand forecast, due 90 days prior to the date Chiron intends to take delivery, and certain quantities specified on a rolling 12-month forecast.

In connection with the joint development of the HIV-1/HCV assay, and as a condition for Chiron’s agreement to pay for most of the clinical trial costs related to approval of that assay, we agreed to pay the costs related to the clinical trial for the next joint development project with Chiron. Our obligation is limited to the cost incurred for the previous joint clinical trial, which was approximately $4.1 million.

Our primary short-term needs for capital, which are subject to change, are for continued research and development of new products, costs related to commercialization of the blood screening products and development of our automated instrumentation solution, TIGRIS. Certain research and development costs are funded under collaboration agreements with partners or agencies of the United States government. We anticipate additional funds from these sources as reimbursable costs are incurred but there can be no assurance that these funds will materialize or that these relationships will continue.

We believe that our available cash balances, including the $75.9 million we received in the reorganization transaction described above, anticipated cash flows from operations and available line of credit will be sufficient to satisfy our operating needs for at least the next twelve months. However, we operate in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, there can be no assurance that we may not be required to raise additional funds through the sale of equity or debt securities or from additional credit facilities. Additional capital, if needed, may not be available on satisfactory terms, if at all. Furthermore, additional debt financing may contain more restrictive covenants than our existing debt.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our only indebtedness as of June 30, 2002 is related to our fixed rate financing of our headquarters building. We believe that our exposure to market risk relating to interest rate risk is not material. We are exposed to foreign exchange risk for expenditures in certain foreign countries, but the total receivables and payables denominated in foreign currencies at June 30, 2002 were not material. We believe that our business operations are not exposed to market risk relating to commodity price risk or equity price risk.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are a party to the following litigation and are currently participating in other litigation in the ordinary course of business. We intend to vigorously defend our interests in these matters. We expect that the resolution of these matters will not have a material adverse effect on our business, financial condition or results of operations. However, due to the uncertainties inherent in litigation, no assurance can be given as to the outcome of these proceedings. If any of these matters were resolved in a manner unfavorable to us, our business, financial condition and results of operations would be harmed.

Enzo Biochem, Inc.

In June 1999, we were sued by Enzo Biochem, Inc. in the United States District Court for the Southern District of New York. Enzo alleged that we, certain of our affiliates, Becton Dickinson, and bioMérieux infringed United States patent no. 4,900,659 through the manufacture and sale of products for the detection of gonorrhea. On January 24, 2001, the district court granted our motion for summary judgment, finding that the ‘659 patent is invalid. Enzo appealed the judgment to the Federal Circuit Court of Appeals. On July 15, 2002, a panel of the Federal Circuit Court, after having previously affirmed the district court’s decision, granted Enzo’s petition for rehearing and reversed the district court’s order granting summary judgment and remanded the case to the district court for further proceedings. While we believe that the claims of the ‘659 patent are invalid, unenforceable and may not be properly interpreted to cover our products, there can be no assurance that the case will be resolved in our favor.

Hoffman-La Roche Inc.

On May 18, 1999, we filed a declaratory relief action in Italy against Roche, seeking to have the Italian portion of European patent no. 0505012 declared invalid and seeking a cross-border declaration that the claims of the ‘012 patent are not infringed by our TMA method. We also opposed the patent in the Opposition Division of the European Patent Office. The ‘012 patent claims invention of certain nucleic acid amplification technology that could arguably be asserted to cover technology incorporated into our amplified NAT assays. At a hearing before the EPO Opposition Division on February 15, 2001, Roche agreed to amend the claims of the patent to limit those claims to Roche’s polymerase chain reaction method of amplification and the Opposition Division thereafter denied our objection to the amended claims. We intend to file an appeal to the Technical Board of Appeal. Additionally, we intend to continue to prosecute the Italian lawsuit seeking a declaration that the ‘012 patent is not valid and does not cover our TMA methods. Roche owns several United States patents claiming subject matter related to that of the ‘012 patent. While we believe that the relevant claims of these United States patents are invalid and may not be properly interpreted to cover our products, there can be no assurance that Roche will not attempt to assert these patents against our amplified products.

Vysis, Inc.

In December 1999, we initiated litigation against Vysis, now a subsidiary of Abbott Laboratories, seeking a declaratory judgment that our products were not covered by the Vysis patents that are the subject of our license from Vysis and that the patents are invalid and unenforceable. The case was submitted to trial by jury in May 2002, and the jury returned alternative verdicts in favor of Gen-Probe, finding the subject patents do not cover Gen-Probe’s products and that they are invalid on the grounds of obviousness and lack of enablement. Following post-trial motions, judgment was entered on August 5, 2002. We expect Vysis to appeal the judgment and to pursue amended patent claims in the Patent and Trademark Office. There can be no assurances as to the final outcome of the litigation.

Chiron Corporation

On February 26, 2001, we commenced an arbitration proceeding against Chiron in connection with the blood screening collaboration. The arbitration related primarily to the propriety of various deductions from gross revenues made by Chiron prior to calculating Gen-Probe’s share of revenues and the parties’ respective shares of revenues received from the American Red Cross prior to FDA approval of the HIV-1/HCV blood screening assay. Other disputed items included the parties’ respective obligations in connection with clinical trials of the HIV-1/HCV blood screening assay and future assays, Chiron’s obligation to purchase blood screening assays in compliance with its forecasts and the parties’ respective obligations with respect to royalties to be paid on a patent license from a third party. During the fourth quarter of 2001, we negotiated a resolution to most of the disputed items, and in January 2002, we received $6.9 million in partial settlement of the claims. During the first quarter of 2002, we recognized $2.4 million of the settlement in other income primarily for services provided in prior periods. Additionally, $3.9 million of the settlement was a prepayment for inventory, of which all was recorded in revenues during the first six months of 2002. The remaining $0.6 million primarily represents the collection of an outstanding receivable. The arbitration proceedings did not result in any disruption in service to our blood screening customers. We are confident that any future disputes that arise between the companies will be resolved equitably through the dispute resolution procedures contained in the collaboration agreement.

Item 5. Other Items

Risk Factors

The following information sets forth factors that could cause our actual results to differ materially from those contained in forward-looking statements we have made in this Quarterly Report and those we may make from time to time. For a more detailed discussion of the factors that could cause actual results to differ, see the section under the caption “Risk Factors” in our Information Statement filed as Exhibit 99.1 to our Registration Statement on Form 10 filed July 29, 2002.

We expect to continue to incur significant research and development expenses, which may make it difficult for us to maintain profitability.

In recent years, we have incurred significant costs in connection with the development of our blood screening products and the TIGRIS instrument. We expect our expense levels to remain high in connection with our research and development as we continue to expand our product offerings. As a result, we will need to continue to generate significant revenues to maintain profitability. We may not be able to generate such revenues and may not maintain profitability in the future. Our failure to maintain profitability in the future could cause the market price of our common stock to decline.

We could incur significant liability if we are acquired or engage in a transaction involving our stock and Chugai Pharmaceutical’s Japanese tax liabilities are greater than the amount specified in the separation and distribution agreement.

In connection with the distribution of all of the outstanding shares of our common stock held by Chugai Pharmaceutical Co., Ltd. to holders of its common stock, Chugai Pharmaceutical will be subject to Japanese tax liabilities, the amount of which is dependent upon the fair market value of our stock. While Chugai Pharmaceutical has used its reasonable efforts to estimate the total amount of such Japanese tax liability, the process and methodology by which the Japanese taxing authority will make its determination of the value of our stock and the amount of tax for which Chugai Pharmaceutical is liable with respect to the distribution is uncertain, and Chugai Pharmaceutical’s actual tax liability may exceed such estimated amount. As a result, in the separation and distribution agreement between Chugai Pharmaceutical and us, we have agreed to indemnify Chugai Pharmaceutical in the event that, within 15 months following the distribution, we sell all or substantially all of our assets, a person or group acquires beneficial ownership of 50% or more of our voting stock, we are a party to a merger, or we issue common stock or other equity securities other than issuances of equity securities for cash consideration at a price not in excess of the market price of our common stock immediately prior to such issuance or pursuant to an employee benefit or incentive plan and Chugai Pharmaceutical’s Japanese tax liabilities are greater than the amount specified in the separation and distribution agreement. This potential obligation to indemnify Chugai Pharmaceutical could discourage, delay or prevent a change of control.

Because our quarterly revenue and operating results may vary significantly in future periods, our stock price may decline.

Our operating results have fluctuated in the past and are likely to continue to do so in the future. Our revenues are unpredictable and may fluctuate due to changes in demand for our products, the timing of the execution of customer contracts and the initiation or termination of corporate collaboration agreements. A high proportion of our costs are fixed, due in part to significant selling, research and development and manufacturing costs. Thus, small declines in revenue could disproportionately affect operating results in a quarter and the price of our common stock may fall. Moreover, a variety of factors may affect our ability to make accurate forecasts regarding our operating results. For example, our blood screening products and some of our clinical diagnostic products, such as APTIMA Combo 2, have a limited sales history, which limits our ability to project future sales accurately. In addition, we base our internal projections of our international sales on projections prepared by our distributors of these products. Because of these factors, our operating results in one or more future quarters may fail to meet the expectations of securities analysts or investors, which could cause our stock price to decline.

We are dependent in the near term on sales of our PACE family of assays. A significant reduction in sales of our PACE assays, without a corresponding increase in sales of our APTIMA Combo 2 assay, would cause our revenues to decline and could materially harm our business.

Sales of our PACE family of assays accounted for approximately 52% of our total revenues for the six months ended June 30, 2002 and 57% of our total revenues in 2001. We expect our revenue and profitability to substantially depend for the foreseeable future on sales of our PACE assays. We believe that sales of our PACE assays may decline because several of our competitors have introduced products using amplified technologies that target the same infectious organisms as our PACE assays. Our continued growth will depend on our ability to:

•	successfully commercialize newly developed products, including those that incorporate amplified technologies, such as our APTIMA Combo 2 assay,

•	develop and commercialize additional products, and

•	gain additional acceptance of our PACE assays in new market segments, including international markets.

A significant decrease in the demand for our PACE assays, without a corresponding increase in sales of our APTIMA Combo 2 assay, would cause our revenues to decline and could materially harm our business.

If large reference laboratories, public health laboratories and hospitals do not adopt and use our new clinical diagnostic products, including our APTIMA Combo 2 assay, we may not be able to expand or maintain our share of the clinical diagnostic market.

The products that we develop, including our new APTIMA Combo 2 assay that utilizes amplified technology, may not achieve market acceptance. The market acceptance of our products will depend on a number of factors, including but not limited to:

•	their advantages over competing products, including effectiveness and ease of use,

•	pricing, and

•	the reimbursement policies of government and third-party payors.

If our new products do not obtain market acceptance, we may not be able to maintain or expand our share of the clinical diagnostics market, including the market for the diagnosis of the infectious diseases addressed by our PACE assays, causing our sales to be reduced.

If we are unable to complete development of our TIGRIS instrument in a timely manner, we may be unable to retain our existing customers and attract new customers.

Our ability to meet demand for increased automation in the blood screening and diagnostic markets depends on our ability to develop our TIGRIS instrument. This product, which incorporates sophisticated hardware and software, may not perform as anticipated, and there may be unforeseen delays in its final release. The release of this product already has taken longer and has been costlier than we initially anticipated. During 2001, we terminated our relationship with RELA, Inc., the original outside contractor for the design and development of this product and entered into a relationship with KMC Systems, Inc. for its completion. Further delays in the development of TIGRIS could erode any time-to-market advantage for the product. We expect that the additional anticipated expenses to complete the development of TIGRIS will be approximately $10 million.

We expect to commence beta evaluations of the TIGRIS instrument for clinical diagnostic and blood screening applications by the end of 2002 and to commence clinical trials by the end of 2003. Based on what we learn from these beta evaluations, we may be required to make changes to the TIGRIS system prior to its commercial introduction, which may require further development spending. Even after beta evaluations, products as complicated as TIGRIS frequently contain defects when first introduced. Delivery of products with such defects, or reliability or quality problems, could require significant expenditures of capital and other resources and significantly delay or hinder market acceptance of this product. Any such capital expenditures or delays could harm our operating results, materially damage our reputation and prevent us from retaining our existing customers and attracting new customers.

Our margin on the sale of blood screening assays may decrease upon the implementation of individual donor testing.

We currently receive revenues from the sale of the HIV-1/HCV blood screening assay for use with pooled donor samples. In pooled testing, multiple donor samples are initially screened by a single test, but Chiron sells our HIV-1/HCV assay to blood collection centers on a per donor basis. We expect the blood screening market to ultimately transition from pooled testing to individual donor testing. A greater number of tests will be required for individual donor testing than are now required for pooled testing. Under our collaboration agreement with Chiron, we bear the cost of manufacturing our HIV-1/HCV assay. The greater number of tests required for individual donor testing will increase our variable manufacturing costs, including costs of raw materials and labor. If the price per donor or total sales volume does not increase in line with the increase in our total variable manufacturing costs, our gross margins from sales of the blood screening assay may decrease upon the adoption of individual donor testing. We are not able to accurately predict the extent to which our gross margin percentages may be negatively affected as a result of individual donor testing because we do not know the ultimate selling price that Chiron would charge to the end user if individual donor testing were implemented.

Our future success will depend in part upon our ability to enhance existing products and to develop and introduce new products.

The market for our products is characterized by rapidly changing technology, evolving industry standards and new product introductions, which may make our existing products obsolete. Our future success will depend in part upon our ability to enhance existing products and to develop and introduce new products. For example, we believe that we will need to continue to provide new products that can detect a greater number of organisms from a single sample. We also believe that we must develop new assays that can be performed on automated instrument platforms, such as the TIGRIS instrument we are developing.

The development of new or enhanced products is a complex and uncertain process requiring the accurate anticipation of technological and market trends as well as precise technological execution. In addition, the successful development of new products will depend on the development of new technologies. We will be required to undertake time-consuming and costly development activities and to seek regulatory approval for these new products. We may experience difficulties that could delay or prevent the successful development, introduction and marketing of these new products. Regulatory clearance or approval of any new products may not be granted by the Food and Drug Administration, or FDA, or foreign regulatory authorities on a timely basis, or at all, and the new products may not be successfully commercialized.

We face intense competition, and our failure to compete effectively could decrease our revenues and harm our profitability and results of operations.

The clinical diagnostics industry is highly competitive. Currently, the majority of diagnostic tests used by physicians and other health care providers are performed by large reference laboratories, public health laboratories and hospitals. We expect that these laboratories will compete vigorously to maintain their dominance in the diagnostic testing market. In order to achieve market acceptance of our products, we will be required to demonstrate that our products provide accurate, cost-effective and time-saving alternatives to tests performed by traditional laboratory procedures.

In the markets for clinical diagnostic products, a number of competitors, including F. Hoffmann-La Roche Ltd. and its subsidiary Roche Molecular Diagnostics, Inc., Abbott Laboratories, Becton Dickinson and Company and bioMérieux S.A., compete with us for product sales, primarily on the basis of technology, quality, reputation, accuracy, ease of use, price, reliability, the timing of new product introductions and product line offerings. In markets outside of the United States, other factors, including local distribution systems, complex regulatory environments and differing medical philosophies and product preferences, influence competition as well. Some of our competitors have, and in the future these and other competitors may have, significantly greater financial, marketing, sales, manufacturing, distribution and technological resources than us. Moreover, these companies may have substantially greater expertise in conducting clinical trials and research and development, greater ability to obtain necessary intellectual property licenses and greater brand recognition than we do. In addition, we have licensed some of our proprietary technology relating to certain clinical diagnostic and food pathogen applications for use on specific instruments to bioMérieux, and we may license other technologies to potential competitors in the future. As a result, we may in the future compete with bioMérieux and these other licensees for sales of products incorporating our technology. Our competitors may be in a stronger position to respond quickly to new or emerging technologies, may be able to undertake more extensive marketing campaigns, may adopt more aggressive pricing policies and may be more successful in attracting potential customers, employees and strategic partners than us. We believe that Roche Molecular Systems, Abbott Laboratories and Becton Dickinson also are developing automated systems similar to our TIGRIS instrument.

In the market for blood screening products, our primary competitor is Roche Molecular Systems. We also compete with assays developed internally by blood banks and laboratories based on Polymerase Chain Reaction, or PCR, technology, an HCV antigen assay marketed by Ortho Clinical Diagnostics, a subsidiary of Johnson & Johnson, and immunoassay products from Abbott Laboratories. In the future, our blood screening products may compete with viral inactivation technologies and blood substitutes.

Chiron, with whom we have entered into a collaboration for our blood screening products, retains certain rights to grant licenses of the patents related to HCV to third parties. Chiron has granted a license to Roche Molecular Systems in the blood screening field and has granted licenses to other companies in the clinical diagnostic field. To the extent that Chiron grants additional licenses, further competition will be created for sales of HCV assays and such licenses may affect the prices that can be charged for our products.

We may not have financing for future capital requirements, which may prevent us from addressing gaps in our product offerings or improving our technology.

Although historically our cash flow from operations has been sufficient to satisfy working capital, capital expenditure and research and development requirements, and we believe that at the time of the distribution we will have sufficient working capital to fund planned expenditures, in the future we may need to incur additional debt or issue equity in order to fund these requirements as well as to make acquisitions and other investments. If we cannot obtain additional debt or equity financing on acceptable terms or are limited with respect to incurring additional debt or issuing equity, we may be unable to address gaps in our product offerings or improve our technology, particularly through strategic acquisitions or investments.

We may need to raise substantial amounts of money to fund a variety of future activities integral to the development of our business, including but not limited to the following:

•	for research and development to successfully develop our technology,

•	to obtain regulatory approval for new products,

•	to file and prosecute patent applications and defend and assert patents to protect our technology,

•	to retain qualified employees, particularly in light of intense competition for qualified scientists and engineers,

•	to manufacture additional products ourselves or through third parties,

•	to market different products to different markets, either through building our own sales and distribution capabilities or relying on third parties, and

•	to acquire new technologies, products or companies.

In addition, in connection with the distribution, we expect to refinance $10.0 million of outstanding notes payable with a new term loan from a bank. The terms of the notes payable require us to “make-whole” the note holders upon early repayment of the debt, based upon the prevailing interest rates. We anticipate that, in addition to repayment of the $10.0 million, we will incur a make-whole payment of approximately $1.2 million. This amount will be recorded as an extraordinary loss in our financial statements upon repayment of the notes. We have received a commitment letter from Wells Fargo Bank, N.A. to provide this financing, but if we do not successfully complete the refinancing with Wells Fargo on terms acceptable to us, our cash resources would be utilized.

If we raise funds through the issuance of debt or equity, any debt securities or preferred stock issued will have rights and preferences and privileges senior to those of holders of our common stock in the event of a liquidation. The terms of the debt securities may impose restrictions on our operations. If we raise funds through the issuance of equity, this issuance would dilute your ownership interest in us.

We expect to fund future acquisitions in part by issuing additional equity. If the price of our equity is low or volatile, we may not be able to acquire other companies. Also, regardless of the volatility of the price of our equity, we may be limited in our ability to issue shares of our stock because of our obligation in the separation and distribution agreement between Chugai Pharmaceutical and us to indemnify Chugai Pharmaceutical for any increase in its Japanese tax liability in the event that, within 15 months following the distribution, we sell all or substantially all of our assets, a person or group acquires beneficial ownership of 50% or more of our voting stock, we are a party to a merger, or we issue common stock or other equity securities other than issuances of equity securities for cash consideration at a price not in excess of the market price of our common stock immediately prior to such issuance or pursuant to an employee benefit or incentive plan.

We are dependent on Chiron and other third parties for the distribution of some of our products. If any of our distributors terminates its relationship with us or fails to adequately perform, our product sales will suffer.

We rely on Chiron to distribute our blood screening products and Bayer Corporation to distribute some of our viral clinical diagnostic products. Commercial product sales by Chiron accounted for 11% of our total revenues for the six months ended June 30, 2002 and 5.6% of our total revenues for 2001. Product sales by Bayer accounted for 1.7% of our total revenues for the six months ended June 30, 2002 and 0.8% of our total revenues for 2001. We expect our revenues from sales by Chiron to increase significantly during 2002 as a result of the FDA approval we received in February 2002 for our HIV-1/HCV blood screening product, further increasing the percentage of our revenues derived from our collaboration with Chiron. Our agreements with Chiron and Bayer will terminate in the first quarter of 2010 and the second quarter of 2010, respectively, unless extended. Both the Chiron and Bayer agreements can be extended by the development of new products under the agreements, so that they will expire upon the later of the end of the original term or five years after the first commercial sale of the last new product developed during the original term.

On February 26, 2001, we commenced an arbitration proceeding against Chiron in connection with the blood screening collaboration. The arbitration related primarily to the propriety of various deductions from gross revenues made by Chiron prior to calculating Gen-Probe’s share of revenues and the parties’ respective shares of revenues received from the American Red Cross prior to FDA approval of the HIV-1/HCV blood screening assay. Other disputed items included the parties’ respective obligations in connection with clinical trials of the HIV-1/HCV blood screening assay and future assays, Chiron’s obligation to purchase blood screening assays in compliance with its forecasts and the parties’ respective obligations with respect to royalties to be paid on a patent license from a third party. During the fourth quarter of 2001, we negotiated a resolution to most of the disputed items, and in January 2002, we received $6.9 million in partial settlement of the claims. During the first quarter of 2002, we recognized $2.4 million of the settlement in other income primarily for services provided in prior periods. Additionally, $3.9 million of the settlement was a prepayment for inventory, of which $2.7 million was recorded in revenues during the first six months of 2002. The remaining $0.6 million primarily represents the collection of an outstanding receivable. Although we do not anticipate further disputes with Chiron, we or Chiron may commence arbitration against each other under the collaboration agreement in the future. Any such proceedings could delay our receipt of revenue from Chiron or otherwise disrupt our collaboration with Chiron, which could cause our revenues to decrease and our stock price to decline.

In addition, we rely upon bioMérieux for distribution of some of our products in most of Europe, Chugai Diagnostics Science Co., Ltd., currently a subsidiary of Chugai Pharmaceutical, for distribution of some of our products in Japan and various independent distributors for distribution of our products in other regions. Sales by bioMérieux and Chugai Diagnostics Science comprised 3.0% and 1.9% of our total revenues for the six months ended June 30, 2002, respectively. Our distribution agreements with bioMérieux terminate on May 1, 2003. Our distribution agreement with Chugai Diagnostics Science currently terminates on December 31, 2005. In May 2002, Chugai Pharmaceutical announced that it had entered into an agreement to sell Chugai Diagnostics to Fujirebio Inc. We do not anticipate that the sale will have a material effect on our distribution agreement with Chugai Diagnostics.

If any of our distribution or marketing agreements is terminated, particularly our agreement with Chiron, and we are unable to enter into an alternative agreement or if we elect to distribute new products directly, we would have to invest in additional sales and marketing resources, including additional field sales personnel, which would significantly increase future selling, general and administrative expenses. We may not be able to enter into new distribution or marketing agreements on satisfactory terms, or at all. If we failed to enter into acceptable distribution or marketing agreements or failed to market successfully our products, our product sales would decrease.

If we cannot maintain our current corporate collaborations and enter into new corporate collaborations, our product development could be delayed. In particular, any failure by us to maintain our collaboration with Chiron with respect to blood screening would have a material adverse effect on our business.

We rely, to a significant extent, on our corporate collaborators for the joint development and marketing of our products. If any of our corporate collaborators were to breach or terminate its agreement with us or otherwise fail to conduct the collaborative activities successfully and in a timely manner, the pre-clinical or clinical development or commercialization and subsequent marketing of the products contemplated by the collaboration could be delayed or terminated. We cannot control the amount and timing of resources our corporate collaborators devote to our programs or potential products. In addition, we expect to rely on our corporate collaborators for the commercialization of some of our products.

The continuation of any of our collaboration agreements may depend on the periodic renewal of our corporate collaborations. Our agreements with Chiron and Bayer will terminate in the first quarter of 2010 and the second quarter of 2010, respectively, unless extended. Both the Chiron and Bayer agreements can be extended by the development of new products under the agreements, so that they will expire upon the later of the original term or five years after the first commercial sale of the last new product developed during the original term. Both collaboration agreements are also subject to termination prior to expiration upon a material breach by either party to the agreement.

If any of our collaboration agreements were terminated, or if we are unable to renew those collaborations on acceptable terms, we would be required to devote additional internal resources to product development or marketing or to terminate some development programs or seek alternative corporate collaborations. We may not be able to negotiate additional corporate collaborations on acceptable terms, if at all, and these collaborations may not be successful.

Because we depend on a small number of customers for a significant portion of our total revenues, the loss of any of these customers or any cancellation or delay of a large purchase by any of these customers could significantly reduce our revenues.

Historically, a limited number of customers has accounted for a significant portion of our total revenues, and we do not have any long-term commitments with these customers other than our collaboration agreement with Chiron. Our blood screening collaboration with Chiron accounted for 22.1% of our total revenues in the six months ended June 30, 2002 and 17.3% of our total revenues for the year ended December 31, 2001. Our blood screening collaboration with Chiron is largely dependent on two large customers in the United States, the American Red Cross and America’s Blood Centers, but we did not receive any revenues directly from these entities and our revenues from Chiron relating to each of these entities historically have comprised less than 10% of our total revenues. In addition, Quest Diagnostics Incorporated, Laboratory Corporation of America Holdings and various state and city public health agencies accounted for an aggregate of 28.8% of our total revenues for the six months ended June 30, 2002 and 30.8% of our total revenues for the year ended December 31, 2001. Although state and city public health agencies are legally independent of each other, they tend to act similarly with respect to their product purchasing decisions. We anticipate that our operating results will continue to depend to a significant extent upon revenues from a small number of customers. The loss of any of our key customers, or a significant reduction in sales to those customers, could significantly reduce our revenues.

We have only one third-party manufacturer for each of our instrument product lines, which exposes us to increased risks associated with delivery schedules, manufacturing capability, quality assurance, quality and costs.

We have one third-party manufacturer for each of our instrument product lines. KMC Systems is our only manufacturer of the TIGRIS instrument. MGM Instruments, Inc. is the only manufacturer of our LEADER series of luminometers. We are dependent on these third-party manufacturers, and this dependence exposes us to increased risks associated with delivery schedules, manufacturing capability, quality control, quality assurance and costs. We have no firm long-term commitments from KMC Systems, MGM Instruments or any of our other manufacturers to supply products to us for any specific period, or in any specific quantity, except as may be provided in a particular purchase order. If KMC Systems, MGM Instruments or any of our other third-party manufacturers experiences delays, disruptions, capacity constraints or quality control problems in its manufacturing operations or becomes insolvent, then product shipments to our customers could be delayed, which would decrease our revenues and harm our competitive position and reputation.

Further, our business would be harmed if we fail to effectively manage the manufacture of our products. Because we place orders with our manufacturers based on our forecasts of expected demand for our products, if we inaccurately forecast demand, we may be unable to obtain adequate manufacturing capacity or adequate quantities of components to meet our customers’ delivery requirements, or we may accumulate excess inventories.

We may in the future need to find new contract manufacturers to increase our volumes or to reduce our costs. We may not be able to find contract manufacturers that meet our needs, and even if we do, qualifying a new contract manufacturer and commencing volume production is expensive and time consuming. For example, qualifying a new manufacturer of our TIGRIS instrument would take approximately twelve months. If we are required or elect to change contract manufacturers, we may lose revenues, and our customer relationships may suffer.

If we or our contract manufacturers are unable to manufacture our products in compliance with regulatory requirements, in sufficient quantities, on a timely basis and at acceptable costs, our ability to sell our products will be harmed.

We must manufacture our products in compliance with regulatory requirements, in sufficient quantities and on a timely basis, while maintaining product quality and acceptable manufacturing costs. Significant additional work will be required for scaling-up manufacturing of each new product prior to commercialization, and we may not successfully complete this work. Manufacturing and quality control problems have arisen and may arise as we attempt to scale-up our manufacturing of a new product, and we may not achieve such scale-up in a timely manner or at a commercially reasonable cost, or at all. In addition, although we expect some of our newer products and products under development to share production attributes with our existing products, production of these products may require the development of new manufacturing technologies and expertise.

In addition, the amplified NAT tests that we are producing are significantly more expensive to manufacture than our non-amplified products. As we continue to develop new amplified NAT tests in response to market demands for greater sensitivity, our product costs will increase significantly. We sell our products in a number of cost-sensitive market segments, and we may not be able to manufacture these more complex amplified tests at costs that would allow us to maintain our historical gross margins. In addition, new products that detect more than one target organism will contain significantly more complex reagents, which will increase the cost of our manufacturing processes and quality control testing. We or other parties we engage to help us may not be able to manufacture these products at a cost or in quantities that would make these products commercially viable. If we are unable to develop or contract for manufacturing capabilities on acceptable terms for our products under development, we will not be able to conduct pre-clinical and clinical testing on these product candidates, which will delay regulatory clearance or approval of these product candidates and the initiation of new development programs.

Our blood screening products must be manufactured in compliance with guidelines set forth by the FDA’s Center for Biologics Evaluation and Research and our clinical diagnostic products must be manufactured in compliance with the guidelines set forth by the FDA’s Center for Devices and Radiological Health. Maintaining compliance with more than one division of the FDA adds complexity and cost to our overall manufacturing processes. In addition, our manufacturing facilities and those of our contract manufacturers are, or will be, subject to periodic regulatory inspections by the FDA and other federal and state regulatory agencies, and these facilities are subject to Quality System Regulations requirements of the FDA. We or our contractors may not satisfy these regulatory requirements, and any failure to do so may prevent us from selling our products.

Our products are subject to recalls even after receiving FDA approval or clearance.

The FDA and similar governmental authorities in other countries have the authority to require the recall of our products if we fail to comply with relevant regulations pertaining to laboratory practices, product manufacturing, labeling, advertising, or promotional activities, or if new information is obtained concerning the safety of a product. In the past, we have had two voluntary recalls. The first product recall occurred in September 1999, when we responded to customer complaints about an increase in the number of our Mycobacterium Tuberculosis Direct, or MTD, assays demonstrating inhibition by test specimens. The formulation problem was identified and corrected. The second recall occurred in February 2000 when we recalled our MTD product due to decreased stability of a reagent in certain kit lots. The problem was identified and rectified through a voluntary field correction. A government-mandated recall, or a voluntary recall by us, would divert managerial and financial resources and harm our reputation with customers.

Our sales to international markets are subject to additional risks.

Sales of our products outside the United States accounted for 14% of our total revenues for the six months ended June 30, 2002 and 12% of our total revenues for 2001. Sales to Chiron outside of the United States accounted for 37% of our international revenues for the six months ended June 30, 2002 and 28% of international revenues for 2001. Chiron has responsibility for the international distribution of our blood screening product, which includes sales in France, Australia, Singapore, New Zealand, Italy and other countries. Our sales in France and Japan that were not made through Chiron accounted for 27% and 14%, respectively, of our international sales for the six months ended June 30, 2002 and 20% and 15%, respectively, for 2001.

We expect a significant portion of our sales growth, especially with respect to our blood screening products, to come from expansion in international markets. Accordingly, we encounter risks inherent in international operations. Because all of our sales are currently denominated in U.S. dollars, if the value of the U.S. dollar increases relative to foreign currencies, our products could become less competitive in international markets. Our international sales also may be limited or disrupted by:

•	the imposition of government controls,

•	export license requirements,

•	economic and political instability,

•	price controls,

•	trade restrictions and tariffs,

•	differing local product preferences and product requirements, and

•	changes in foreign medical reimbursement and coverage policies and programs.

In addition, we may have difficulty introducing new products in international markets. For example, we do not believe our blood screening products will be widely adopted in Germany or Japan until we are able to offer an assay that screens for hepatitis B virus, or HBV, as well as HIV-1 and HCV. Whenever we seek to enter a new international market, we will be dependent on the marketing and sales efforts of our international distributors.

We believe that the international market for our products is important, and therefore we seek patent protection for our products in foreign countries where we feel such protection is needed. Because of the differences in foreign patent and other laws concerning proprietary rights, our products may not receive the same degree of protection in foreign countries as they would in the United States.

If third-party payors do not reimburse our customers for our products or reduce reimbursement levels, our ability to sell our products profitably will be harmed.

We sell our products primarily to large reference laboratories, public health laboratories and hospitals, substantially all of which receive reimbursement for the health care services they provide to their patients from third-party payors, such as Medicare, Medicaid and other domestic and international government programs, private insurance plans and managed care programs. Most of these third-party payors may deny reimbursement if they determine that a medical product was not used in accordance with cost-effective treatment methods, as determined by the third-party payor, or was used for an unapproved indication. Third-party payors also may refuse to reimburse for experimental procedures and devices.

Third-party payors’ reimbursement policies also may affect sales of our products that screen for more than one disease at the same time, such as our APTIMA Combo 2 product for screening for gonorrhea and chlamydia in the same sample. Third-party payors may choose to reimburse our customers on a per test basis, rather than on the basis of the number of results given by the test. This may result in laboratories and hospitals electing to use separate tests to screen for each disease so that they can receive reimbursement for each test they conduct. In such an event, laboratories and hospitals likely would purchase separate tests for each disease, rather than our products that cover more than one test.

In addition, third-party payors are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement for medical products and services. Levels of reimbursement may decrease in the future, and future legislation, regulation or reimbursement policies of third-party payors may adversely affect the demand for and price levels of our products. If our customers are not reimbursed for our products, they may reduce or discontinue purchases of our products, which would causes our revenues to decline.

Disruptions in the supply of raw materials from our single source suppliers, including the Roche Molecular Biochemicals division of Roche Diagnostics GmbH, which is an affiliate of one of our primary competitors, could result in a significant disruption in sales and profitability.

We purchase some key raw materials used in the manufacture of our products from single-source suppliers, and we may not be able to obtain supplies from replacement suppliers on a timely or cost-effective basis. For example, our current supplier of key raw materials for our amplified NAT assays, pursuant to a fixed-price contract, is the Roche Molecular Biochemicals division of Roche Diagnostics GmbH, an affiliate of Roche Molecular Systems, which is one of our primary competitors and the purchaser of Boehringer-Mannheim GmbH, with whom we had originally contracted for supplies. A reduction or stoppage in supply while we seek a replacement supplier would limit our ability to manufacture our products, which could result in a significant reduction in sales and profitability. In addition, an impurity or variation in a raw material, either unknown to us or incompatible with our products, could significantly reduce our ability to manufacture products. Our inventories may not be adequate to meet our production needs during any prolonged interruption of supply. We have products under development which, if developed, may require us to enter into additional supplier arrangements. Failure to obtain a supplier for our future products, if any, on commercially reasonable terms, would prevent us from manufacturing our future products and limit our growth.

We are dependent on technologies we license, and if we fail to license new technologies and rights to particular nucleic acid sequences for targeted diseases in the future, we may be limited in our ability to develop new products.

We are dependent on licenses from third parties for some of our key technologies. For example, our patented Transcription-Mediated Amplification, or TMA, technology is based on technology we have licensed from Stanford University and the chemiluminescence technology we use in our products is based on technology we have licensed from Molecular Light Technology. If our license with respect to any of these technologies is terminated for any reason, we will not be able to sell products that incorporate the technology. In addition, although our research staff seeks to discover particular nucleic acid sequences for targeted diseases, our ability to develop additional diagnostic tests for diseases may depend on the ability of third parties to discover particular sequences or markers and correlate them with disease, as well as the rate at which such discoveries are made. Likewise, our ability to design products that target these diseases may be based on our ability to obtain the necessary rights from third parties who make any such discoveries. In addition, there is a finite number of diseases and conditions for which our NAT assays may be economically viable. If we are unable to obtain access to new technologies or the rights to particular sequences or markers necessary for additional diagnostic products on commercially reasonable terms, we may be limited in our ability to develop new products.

The intellectual property rights on which we rely to protect the technologies underlying our products may be inadequate to prevent third parties from using our technologies or developing competing products.

Our success will depend in part on our ability to obtain patent protection for, or maintain the secrecy of, proprietary processes and other technologies we develop for the development of blood screening and clinical diagnostic products and instruments. Although we have more than 160 United States patents and more than 150 foreign patents, these patents, or any patents that we may own or license in the future, may not afford meaningful protection for our technology and products. The pursuit and assertion of a patent right, particularly in areas like nucleic acid diagnostics and biotechnology, involve complex determinations and, therefore, are characterized by substantial uncertainty. In addition, the laws governing patentability and the scope of patent coverage continue to evolve, particularly in biotechnology. As a result, patents might not issue from any of our patent applications or from applications licensed to us. In addition, all of our existing patents will expire by May 2020, and the patents we may obtain in the future also will expire over time.

The scope of any of our issued patents may not be broad enough to offer meaningful protection. In addition, others may challenge our current patents or patents we may obtain in the future and, as a result, these patents could be narrowed, invalidated or rendered unenforceable, or we may be forced to stop using the technology covered by these patents or to license the technology from third parties. Moreover, the laws of some foreign countries may not protect our proprietary rights to the same extent as do the laws of the United States. Any patents issued to us or our strategic partners may not provide us with any competitive advantages, and the patents held by other parties may limit our freedom to conduct our business or use our technologies. Our efforts to enforce and maintain our intellectual property rights may not be successful and may result in substantial costs and diversion of management time. Even if our rights are valid, enforceable and broad in scope, competitors may develop products based on technology that is not covered by our patents.

In addition to patent protection, we also rely on copyright and trademark protection, trade secrets, know-how, continuing technological innovation and licensing opportunities. In an effort to maintain the confidentiality and ownership of our trade secrets and proprietary information, we require our employees, consultants, advisors and others to whom we disclose confidential information to execute confidentiality and proprietary information agreements. However, it is possible that these agreements may be breached, invalidated or rendered unenforceable, and if so, there may not be an adequate corrective remedy available. Furthermore, like many companies in our industry, we may from time to time hire scientific personnel formerly employed by other companies involved in one or more areas similar to the activities we conduct. In some situations, our confidentiality and proprietary information agreements may conflict with, or be subject to, the rights of third parties with whom our employees, consultants or advisors have prior employment or consulting relationships. Although we require our employees and consultants to maintain the confidentiality of all confidential information of previous employers, we or these individuals may be subject to allegations of trade secret misappropriation or other similar claims as a result of their prior affiliations. Finally, others may independently develop substantially equivalent proprietary information and techniques, or otherwise gain access to our trade secrets. Our failure to protect our proprietary information and techniques may inhibit or limit our ability to exclude certain competitors from the market and execute our business strategies.

The diagnostic products industry has a history of patent and other intellectual property litigation, and we may be involved in costly intellectual property lawsuits.

The diagnostic products industry has a history of patent and other intellectual property litigation, and these lawsuits likely will continue. Because we produce and provide many different products and services in this industry, we have faced in the past, are currently facing, and may face in the future, patent infringement suits by companies that control patents for similar products and services or other suits alleging infringement of their intellectual property rights. In order to protect or enforce our intellectual property rights, we may have to initiate legal proceedings against third parties. Legal proceedings relating to intellectual property typically are expensive, take significant time and divert management’s attention from other business concerns. The cost of such litigation could adversely affect our results of operations, making us less profitable. Further, if we do not prevail in an infringement lawsuit brought against us, we might have to pay substantial damages, including treble damages, and we could be required to stop the infringing activity or obtain a license to use the patented technology.

Recently, we have been involved in a number of patent disputes with third parties, a number of which remain unresolved. For example, we are in litigation with Enzo Biochem Inc. over genetic sequences used in certain of our gonorrhea testing products. We are also in litigation with Vysis, Inc. regarding the validity of their patent covering the target capture technology that we employ in some of our amplified NAT assays. In addition, we are prosecuting a lawsuit in Italy, seeking to invalidate a European patent held by F. Hoffman-La Roche AG that could potentially be asserted to cover certain aspects of our amplification technology. We are also currently defending an opposition in the European patent office brought by third parties regarding the validity of a patent we hold covering specific genetic sequences of certain microorganisms.

If we fail to attract, hire and retain qualified personnel, we may not be able to design, develop, market or sell our products or successfully manage our business.

Competition for top management personnel is intense and we may not be able to recruit and retain the personnel we need. The loss of any one of our management personnel, particularly Henry L. Nordhoff, our President and Chief Executive Officer, or our inability to identify, attract, retain and integrate additional qualified management personnel, could make it difficult for us to manage our business successfully, attract new customers, retain existing customers and pursue our strategic objectives. We do not have employment agreements with any of our executive officers, other than Mr. Nordhoff. We do not maintain key person life insurance for any of our executive officers.

Similarly, competition for skilled sales, research, product development, engineering, and technical personnel is intense and we may not be able to recruit and retain the personnel we need. The loss of the services of any key sales, research, product development, engineering, and technical personnel, or our inability to hire new personnel with the requisite skills, could restrict our ability to develop new products or enhance existing products in a timely manner, sell products to our customers or manage our business effectively.

We may not be able to hire or retain qualified personnel if we are unable to offer competitive salaries and benefits, or if our stock does not perform well.

We may acquire other businesses or form joint ventures that could decrease our profitability, dilute your ownership of us, increase our debt or cause us to incur significant expense.

As part of our business strategy, we intend to pursue acquisitions of other complementary businesses and technology licensing arrangements. We also intend to pursue strategic alliances that leverage our core technology and industry experience to expand our product offerings and geographic presence. We have no experience with respect to acquiring other companies and limited experience with respect to the formation of collaborations, strategic alliances and joint ventures. If we were to make any acquisitions, we may not be able to integrate these acquisitions successfully into our existing business and we could assume unknown or contingent liabilities. Any future acquisitions by us also could result in large and immediate write-offs or the incurrence of debt and contingent liabilities, any of which could harm our operating results. Integration of an acquired company also may require management resources that otherwise would be available for ongoing development of our existing business. We may not identify or complete these transactions in a timely manner, on a cost-effective basis, or at all, and we may not realize the anticipated benefits of any acquisition, technology license or strategic alliance.

To finance any acquisitions, we may choose to issue shares of our common stock as consideration, which would dilute your interest in us. If the price of our equity is low or volatile, we may not be able to acquire other companies. Alternatively, it may be necessary for us to raise additional funds through public or private financings. Additional funds may not be available on terms that are favorable to us and, in the case of equity financings, may result in dilution to our stockholders. We may be limited in our ability to issue shares of our stock as consideration for an acquisition or in a public offering or private placement to raise funds for an acquisition because of our agreement in the separation and distribution agreement between Chugai Pharmaceutical and us to indemnify Chugai Pharmaceutical for any increase in its Japanese tax liability in the event that, within 15 months following the distribution, we sell all or substantially all of our assets, a person or group acquires beneficial ownership of 50% or more of our voting stock, we are a party to a merger, or we issue common stock or other equity securities other than issuances of equity securities for cash consideration at a price not in excess of the market price of our common stock immediately prior to such issuance or pursuant to an employee benefit or incentive plan.

We and our customers are subject to various governmental regulations, and we may incur significant expenses to comply with these regulations and develop products compatible with these regulations.

The blood screening and diagnostic products we design, develop, manufacture and market are subject to rigorous regulation by the FDA and numerous other federal, state and foreign governmental authorities. The process of obtaining regulatory approvals, particularly from the FDA and some foreign governmental authorities, to market our products can be costly and time consuming, and approvals might not be granted for future products on a timely basis, if at all. For example, we were prohibited from commercially marketing our blood screening products in the United States until we obtained approval of our Biologics License Application from the FDA’s Center for Biologic Evaluation and Research. We generally are prohibited from marketing our clinical diagnostic products in the United States unless we obtain either 510(k) clearance or premarket approval from the FDA. Delays in receipt of, or failure to obtain, approvals for future products could result in delayed realization of product revenues or in substantial additional costs which could decrease our profitability.

In addition, we are required to comply with applicable FDA and other material regulatory requirements once we have obtained clearance or approval for a product. These requirements include, among other things, the Quality System Regulation, labeling requirements, the FDA’s general prohibition against promoting products for unapproved or “off-label” uses and adverse event reporting regulations. Failure to comply with applicable FDA product regulatory requirements could result in, among other things, warning letters, fines, injunctions, civil penalties, repairs, replacements, refunds, recalls or seizures of products, total or partial suspension of production, the FDA’s refusal to grant future premarket clearances or approvals, withdrawals or suspensions of current product applications and criminal prosecution. Any of these actions, in combination or alone, could prevent us from selling our products.

Outside the United States, our ability to market our products is contingent upon receiving marketing authorization from the appropriate regulatory authorities. The requirements governing the conduct of clinical trials, marketing authorization, pricing and reimbursement vary widely from country to country. At present, we apply for foreign marketing authorizations at a national level, although within the European Union registration procedures are available to companies wishing to market a product in more than one European union member state. Failure to receive, or delays in the receipt of, relevant foreign qualifications could prevent us from selling our products in foreign countries.

As both the FDA and foreign government regulators have become increasingly stringent, we may be subject to more rigorous regulation by governmental authorities in the future. Our products and operations also are often subject to the rules of industrial standards bodies, such as the International Standards Organization. Complying with these rules and regulations could cause us to incur significant additional expenses, which would harm our operating results.

The use of our diagnostic products is also affected by the Clinical Laboratory Improvement Amendments of 1988, or CLIA, and related federal and state regulations which provide for regulation of laboratory testing. CLIA is intended to ensure the quality and reliability of clinical laboratories in the United States by mandating specific standards in the areas of personnel qualifications, administration, participation in proficiency testing, patient test management, quality and inspections. Current or future CLIA requirements or the promulgation of additional regulations affecting laboratory testing may prevent some clinical laboratories from using any or all of our diagnostic products.

If a natural or man-made disaster strikes our manufacturing facilities, we will be unable to manufacture our products for a substantial amount of time and our sales will decline.

We manufacture all of our products in our two manufacturing facilities located in San Diego, California and in nearby Rancho Bernardo, California. These facilities and the manufacturing equipment we use to produce our products would be costly to replace and could require substantial lead time to repair or replace. The facilities may be harmed by natural or man-made disasters, including, without limitation, earthquakes and rolling blackouts of electricity, and in the event they were affected by a disaster, we would be forced to rely on third-party manufacturers. In the event of a disaster, we may lose customers and we may be unable to regain those customers thereafter. Although we possess insurance for damage to our property and the disruption of our business from casualties, such insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.

We may be subject to future product liability claims that may exceed the scope and amount of our insurance coverage, which would expose us to liability for uninsured claims.

While there is a federal preemption defense against product liability claims for medical products that receive premarket approval from the FDA, we believe that no such defense is available for our products that we market under a 510(k) clearance. As such, we are subject to potential product liability claims as a result of the design, development, manufacture and marketing of our clinical diagnostic products. Any product liability claim brought against us, with or without merit, could result in the increase of our product liability insurance rates. In addition, we would have to pay any amount awarded by a court in excess of our policy limits. Our insurance policies have various exclusions, and thus we may be subject to a product liability claim for which we have no insurance coverage, in which case, we may have to pay the entire amount of any award. In addition, insurance varies in cost and can be difficult to obtain, and we may not be able to obtain insurance in the future on terms acceptable to us, or at all. A successful product liability claim brought against us in excess of our insurance coverage, if any, may require us to pay substantial amounts, which could harm our business and results of operations.

If we use biological and hazardous materials in a manner that causes injury or violates laws, we may be liable for damages.

Our research and development activities and our manufacturing activities involve the controlled use of potentially harmful biological materials as well as hazardous materials, chemicals and various radioactive compounds. We cannot completely eliminate the risk of accidental contamination or injury, and we could be held liable for damages that result from such contamination or injury. In addition, we are subject to federal, state and local laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. The damages resulting from any accidental contamination and the cost of compliance with environmental laws and regulations could be significant.

You may have difficulty evaluating our business because our historical financial information may not be representative of our results as a separate company.

The historical financial information included in this quarterly report is not necessarily indicative of what our results of operations, financial position and cash flows will be in the future. We have not made adjustments to this information to reflect many significant changes that could occur in our cost structure, funding and operations as a result of our separation from Chugai Pharmaceutical, including changes in our tax structure and increased costs associated with being a public, stand-alone company. Although we have operated substantially as an independent and autonomous entity from Chugai Pharmaceutical since 1989, our cost structure might change in the future as we operate as a separate company, and our spin-off from Chugai Pharmaceutical might have unanticipated effects on us.

The terms of our separation from Chugai Pharmaceutical, anti-takeover provisions of our certificate of incorporation and bylaws and provisions of Delaware law could delay or prevent a change of control that you may favor.

The terms of our separation from Chugai Pharmaceutical, anti-takeover provisions of our certificate of incorporation and bylaws and provisions of Delaware law could delay or prevent a change of control that you may favor. The separation and distribution agreement requires us to indemnify Chugai Pharmaceutical for any increase in its Japanese tax liability in the event that, within 15 months after the distribution, we sell all or substantially all of our assets, a person or group acquires beneficial ownership of 50% or more of our voting stock, we are a party to a merger, or we issue common stock or other equity securities other than issuances of equity securities for cash consideration at a price not in excess of the market price of our common stock immediately prior to such issuance or pursuant to an employee benefit or incentive plan. These indemnity obligations might discourage, delay or prevent a change of control that you may consider favorable.

Provisions of our amended and restated certificate of incorporation and amended and restated bylaws, which will be in effect after the separation, also may discourage, delay or prevent a merger or other change of control that stockholders may consider favorable or may impede the ability of the holders of our common stock to change our management. The provisions of our amended and restated certificate of incorporation and amended and restated bylaws, among other things, will:

•	divide our board of directors into three classes, with members of each class to be elected for staggered three-year terms,

•	limit the right of stockholders to remove directors,

•	regulate how stockholders may present proposals or nominate directors for election at annual meetings of stockholders, and

•	authorize our board of directors to issue preferred stock in one or more series, without stockholder approval.

In addition, because we have not chosen to be exempt from Section 203 of the Delaware General Corporation Law, this provision could also delay or prevent a change of control that you may favor. Section 203 provides that, subject to limited exceptions, persons that acquire, or are affiliated with a person that acquires, more than 15 percent of the outstanding voting stock of a Delaware corporation shall not engage in any business combination with that corporation, including by merger, consolidation or acquisitions of additional shares, for a three-year period following the date on which that person or its affiliate crosses the 15 percent stock ownership threshold.

Item 6. Exhibits and Reports on Form 8-K

a) Exhibits

10.1(1)	Separation and Distribution Agreement, dated May 24, 2002, by and between Chugai Pharmaceutical Co., Ltd. and Gen-Probe Incorporated
10.2(2)	Transition Services Agreement, dated April 4, 2002, by and between Chugai Pharma USA, LLC and Gen-Probe Incorporated
10.3(1)	Amended and Restated License Agreement dated June 19, 2002 between Gen-Probe Incorporated and The Public Health Research Institute of The City of New York, Inc.*
10.4(2)	Change of Control Agreement dated as of June 5, 2002 between Gen-Probe Incorporated and James H. Godsey
10.5(1)	Amendment No. 3 effective April 1, 2002 to Agreement dated as of June 11, 1998 between Gen-Probe Incorporated and Chiron Corporation*
10.6(1)	First Amendment effective June 30, 2002 to September 1, 1998 Distribution Agreement between Gen-Probe Incorporated and Chugai Diagnostics Science Co., Ltd.*

(1)	Incorporated by reference to the Registrant’s Amendment No. 1 to Registration Statement on Form 10 filed July 29, 2002.

(2)	Incorporated by reference to the Registrant’s Amendment No. 2 to Registration Statement on Form 10 filed August 14, 2002.

*	The Registrant has requested confidential treatment with respect to portions of this exhibit.

b) Reports on Form 8-K

     None

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 27, 2002	By:	/s/ Henry L. Nordhoff

Henry L. Nordhoff President and Chief Executive Officer

DATE: August 27, 2002	By:	/s/ Herm Rosenman

Herm Rosenman Vice President and Chief Financial Officer