Form 10-Q
period 2002-09-30
GEN PROBE INC
filed 2002-11-14
CIK 820237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

                         (Mark One)

[x]   Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

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

(858) 410-8000
(Registrant’s Telephone No.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    [X]    No [   ]

As of November 12, 2002, there were 23,799,945 shares of the Registrant’s common stock, par value $0.0001 per share, outstanding.

GEN-PROBE INCORPORATED

PART I — FINANCIAL INFORMATION
Item 1 - Financial Statements:
Consolidated balance sheets at December 31, 2001 and September 30, 2002 (unaudited)	3
Consolidated statements of income for the three months ended September 30, 2001 and 2002 (unaudited) and the nine months ended September 30, 2001 and 2002 (unaudited)	4
Consolidated statements of cash flows for the nine months ended September 30, 2001 and 2002 (unaudited)	5
Notes to the consolidated financial statements (unaudited)	6
Item 2 - Management Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3 - Quantitative and Qualitative Disclosures about Market Risk	21
Item 4 - Controls and Procedures	21
PART II — OTHER INFORMATION	22
Item 1 - Legal Proceedings	22
Item 4 - Submission of Matters to a Vote of Security Holders	22
Item 5 - Other Items	23
Item 6 - Exhibits and Reports on Form 8-K	35
SIGNATURES	36
CERTIFICATIONS	36

Item 1. Financial Statements

Gen-Probe Incorporated
Consolidated Balance Sheets
(in thousands,
except share and per share data)

	December 31,	September 30,
	2001	2002

		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$17,750	$91,852
Trade accounts receivable, net of allowance for doubtful accounts of $824 as of December 31, 2001 and $876 as of September 30, 2002	11,101	13,648
Accounts receivable — other	5,129	979
Accounts receivable from related parties	409	—
Income taxes receivable	2,457	—
Inventories	11,004	13,016
Deferred income taxes	3,231	4,827
Prepaid expenses and other current assets	5,754	5,029

Total current assets	56,835	129,351
Property, plant and equipment, net	60,094	66,881
Capitalized software	19,791	22,066
Other assets	3,753	2,913
Purchased intangibles, net	2,650	2,398
Goodwill, net of accumulated amortization of $7,677	17,224	18,621

Total assets	$160,347	$242,230

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,090	$7,652
Accounts payable to related parties	—	7
Accrued salaries and employee benefits	7,041	7,350
Other accrued expenses	4,727	6,622
Deferred revenue	5,212	2,783
Current portion of long-term debt	2,000	—

Total current liabilities	27,070	24,414
Long-term debt	10,000	—
Deferred income taxes	173	648
Deferred revenue	7,000	6,500
Deferred rent	297	311
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.0001 par value per share, 20,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.0001 par value per share; 100,000,000 shares authorized, 23,799,945 shares issued and outstanding	2	2
Additional paid-in capital	106,103	192,627
Accumulated other comprehensive income	60	29
Retained earnings	9,642	17,699

Total stockholders’ equity	115,807	210,357

Total liabilities and stockholders’ equity	$160,347	$242,230

    See accompanying notes.

Gen-Probe Incorporated
Consolidated Statements of Income
(unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2002	2001	2002

Revenues:
Product sales	$24,968	$40,919	$77,489	$97,586
Collaborative research revenue	6,680	799	14,758	10,876
Royalty and license revenue	2,894	1,079	4,398	2,969

Total revenues	34,542	42,797	96,645	111,431
Operating expenses:
Cost of product sales	9,588	14,589	28,428	38,475
Research and development	12,158	9,904	40,549	33,134
Marketing and sales	4,197	4,298	12,154	12,685
General and administrative	4,170	5,870	12,433	17,937
Amortization of intangible assets	237	84	711	252

Total operating expenses	30,350	34,745	94,275	102,483

Income from operations	4,192	8,052	2,370	8,948
Other income (expenses)
Interest income	52	285	351	478
Interest expense	(240)	(158)	(776)	(614)
Other income (expense), net	9	(402)	17	3,227

Total other income (expenses), net	(179)	(275)	(408)	3,091

Income before income taxes	4,013	7,777	1,962	12,039
Income tax expense (benefit)	(98)	2,613	(1,183)	3,241

Income before extraordinary loss	4,111	5,164	3,145	8,798

Extraordinary loss, net of tax	—	741	—	741

Net income	$4,111	$4,423	$3,145	$8,057

Basic and diluted earnings per share:
Income before extraordinary loss	$0.17	$0.22	$0.13	$0.37
Extraordinary loss, net of tax	—	0.03	—	0.03

Net income	$0.17	$0.19	$0.13	$0.34

Weighted average shares outstanding:
Basic	23,800	23,800	23,800	23,800

Diluted	23,801	23,801	23,801	23,801

    See accompanying notes.

Gen-Probe Incorporated
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Nine Months Ended
	September 30,

	2001	2002

Operating activities
Net income	$3,145	$8,057
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,252	13,153
Loss on disposal of property and equipment	113	290
Deferred rent payable	222	14
Deferred revenue	(2,025)	(2,929)
Deferred income taxes	(2,232)	(1,007)
Changes in assets and liabilities:
Accounts receivable	(4,848)	4,513
Inventories	992	(2,012)
Prepaid expenses and other current assets	(2,963)	725
Accounts payable	(863)	(438)
Accrued salaries and employee benefits	1,515	309
Other accrued expenses	4,465	1,892

Net cash provided by operating activities	9,773	22,567
Investing activities
Proceeds from sales and maturities of short-term investments	6,353	—
Purchase of short-term investments	(2,430)	—
Purchase of property, plant & equipment	(6,450)	(9,517)
Capitalization of software development costs	(2,492)	(2,275)
Capitalization of patent costs	(681)	(467)
Other assets	(24)	(84)

Net cash used in investing activities	(5,724)	(12,343)
Financing activities
Principal payments on long-term debt	(2,000)	(12,000)
Net capital contribution from merger with Gen-Probe Holding	—	75,878

Net cash provided (used) in financing activities	(2,000)	63,878

Net increase in cash and cash equivalents	2,049	74,102
Cash and cash equivalents at the beginning of the period	8,641	17,750

Cash and cash equivalents at the end of the period	$10,690	$91,852

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$538	$740

Income taxes	$105	$1,165

    See accompanying notes.

Notes to the Consolidated Financial Statements (unaudited)

Note 1 — Basis of Presentation

The accompanying interim financial statements of Gen-Probe Incorporated (“Gen-Probe” or the “Company”) at September 30, 2002, and for the three and nine month periods ended September 30, 2001 and 2002, are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management’s opinion, the unaudited financial statements include all adjustments, consisting only of normal recurring accruals, necessary to state fairly the financial information therein, in accordance with generally accepted accounting principles. Interim results are not necessarily indicative of the results which may be reported for any other interim period or for the year ending December 31, 2002.

You should also read the financial statements and notes in the Company’s Information Statement, included as Exhibit 99.1 to the Registration Statement on Form 10 filed with the SEC on September 5, 2002, which includes audited financial statements and footnotes for the fiscal years ended December 31, 1999, 2000 and 2001.

Note 2 — Reporting Periods

The Company operates and reports on fiscal periods ending on the Friday closest to the end of the month except for year-end, which closes December 31. For ease of presentation, the quarterly reporting periods are deemed to end on March 31, June 30 and September 30. The three month periods ended September 30, 2001 and 2002 each included 13 weeks and the nine month periods ended September 30, 2001 and 2002 each included 39 weeks.

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

SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flows approach previously required by SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121. The Company adopted SFAS No. 142 effective January 1, 2002.

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

The Company has performed the first of the required impairment tests of goodwill and indefinite lived intangible assets to determine if a transition impairment charge should be recognized under SFAS 142. The Company has determined that there have been no impairments. In the future, the Company will test for impairment at least annually.

The following table presents a reconciliation of net income and per share data to what would have been reported had the new rules been in effect during the three month and nine month periods ended September 30, 2001 (in thousands, except per share data):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2001	2002	2001	2002

Reported net income	$4,111	$4,423	$3,145	$8,057
Add back goodwill amortization, net of tax	153	—	612	—

Adjusted net income	$4,264	$4,423	$3,757	$8,057

Basic and diluted net income per common share:
Reported net income	$0.17	$0.19	$0.13	$0.34
Goodwill amortization, net of tax	0.01	—	0.03	—

Adjusted net income	$0.18	$0.19	$0.16	$0.34

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which was adopted by the Company beginning in fiscal 2002. This statement established a number of rules for the recognition, measurement and display of long-lived assets which are impaired and either held for sale or continuing use within the business. In addition, the Statement expanded the definition of a discounted operation to individual reporting units or asset groupings for which identifiable cash flow exists. The adoption of the statement as of January 1, 2002 did not have a significant impact on the Company’s financial statements.

Note 4 — Net Income Per Share

Gen-Probe computes net income per share in accordance with SFAS No. 128, “Earnings Per Share”, and SEC Staff Accounting Bulletin (“SAB”) No. 98. Under the provisions of SFAS No. 128, basic net income per share is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period.

Under the provisions of SAB No. 98, common shares issued for nominal consideration, if any, would be included in the per share calculations as if they were outstanding for all periods presented. No common shares have been issued for nominal consideration. The Company has outstanding for all periods 23,799,945 shares of common stock. The Company considers common equivalent shares from the exercise of stock options in the instance where the shares are dilutive to net income of the Company by application of the treasury stock method.

The following table sets forth the computation of basic and diluted shares (in thousands except per share data):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2001	2002	2001	2002

Net Income	$4,111	$4,423	$3,145	$8,057

Weighted average shares outstanding — Basic	23,800	23,800	23,800	23,800
Effect of dilutive common stock options outstanding	1	1	1	1

Weighted average shares outstanding — Diluted	23,801	23,801	23,801	23,801

Net income per share — Basic and diluted	$0.17	$0.19	$0.13	$0.34

Note 5 — Comprehensive Income

Components of comprehensive income on an after tax basis where applicable, were as follows (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2001	2002	2001	2002

Net income	$4,111	$4,423	$3,145	$8,057
Change in unrealized gain on investments	(13)	(6)	(7)	(31)

Comprehensive income	$4,098	$4,417	$3,138	$8,026

Note 6 — Inventories

Net inventories are comprised of the following (in thousands):

	December 31,	September 30,
	2001	2002

		(unaudited)
Raw materials and supplies	$3,620	$5,011
Work in progress	3,641	4,219
Finished goods	3,743	3,786

	$11,004	$13,016

Note 7 — Long Term Debt

In May 1997, the Company issued $14,000,000 of notes payable to a bank and an insurance company. The notes bore interest at 7.68%, with interest only payable through the year 2000, then principal and interest through May 2007.

In September 2002, in connection with the Company’s spin-off from Chugai Pharmaceutical Co. Ltd. (“Chugai”), the Company repaid in full the remaining $10.0 million of principal due on the notes, the accrued interest due and a prepayment premium of approximately $1.2 million. The prepayment premium and the remaining deferred financing fees associated with the notes totaled $1.25 million and were recorded as a $0.75 million extraordinary loss ($1.25 million charge, net of a $0.5 million tax benefit) in the financial statements in the quarter ended September 30, 2002.

The Company has secured a bank line of credit agreement, which expires in July 2004, under which the Company may borrow up to $10,000,000 at the bank’s prime rate, or at LIBOR plus 1%. The line of credit is secured by the assets of the Company other than real property. At September 30, 2002, the Company did not have any amounts outstanding under the line. The line of credit agreement requires the Company to comply with various financial covenants. Financial covenants include requirements as to tangible net worth, liabilities as a percentage of tangible net worth, the ratio of current assets to current liabilities, required minimum levels of earnings before interest, taxes, depreciation and amortization, and the ratio of funded debt to earnings before interest, taxes, depreciation and amortization. The Company was in compliance with all covenants at December 31, 2001 and September 30, 2002.

Note 8 — Stockholders’ Equity

In August 2002, the Company’s Board of Directors authorized a .366153 for 1 stock split. All share information has been retroactively restated to reflect the reverse stock split.

On September 15, 2002, Chugai spun-off Gen-Probe by distributing all of its 23,799,945 shares of Gen-Probe to the shareholders of Chugai. The common shares distributed were listed on the NASDAQ National Market and began trading on September 16, 2002. The Company has granted options to purchase approximately 2.3 million shares of Gen-Probe common stock, none of which have been exercised. See Note 10, Reorganization and Spin-Off.

On September 16, 2002, the Company adopted a stockholder rights plan. In connection with the rights plan, the Company declared a dividend of one preferred share purchase right for each outstanding share of common stock of the Company outstanding at the close of business on September 26, 2002. Under the terms of the rights plan, the rights would become exercisable on the tenth day following a person or group acquiring 15% or more of Gen-Probe’s common stock, or announcing a tender offer for Gen-Probe’s common stock that would result in the ownership of 15% or more of the Company’s common stock by one person or group. Each right will initially represent the right, under certain circumstances, to purchase 1/100 of a share of newly created Series A Junior Participating Preferred Stock of the Company at an exercise price of $100. The exercise price is subject to adjustment by the Company. The Board of Directors may terminate the rights plan or redeem the rights at the redemption price of $0.01 per right, subject to adjustment, at any time prior to the earlier of September 26, 2012, the expiration date of the rights, or the date of distribution of the rights, as determined under the rights plan. The rights plan has a term of 10 years. The initial distribution of rights is expected to be non-dilutive and non-taxable to stockholders for United States federal income tax purposes.

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

On February 26, 2001, the Company commenced an arbitration proceeding against Chiron in connection with the blood screening collaboration. During the fourth quarter of 2001, the Company negotiated a resolution to most of the disputed items, and in January 2002, the Company received $6.9 million in partial settlement of the claims. During the nine months ended September 30, 2002, the Company recognized $2.4 million of the settlement in other income primarily for services provided in prior periods. Additionally, $3.9 million of the settlement was a prepayment for inventory, substantially all of which was recorded in revenues during the first nine months of 2002. The remaining $0.6 million primarily represents the collection of an outstanding receivable.

Note 10 — Reorganization and Spin-off

On December 10, 2001, Chugai announced its intention to spin-off Gen-Probe by distributing all of its shares of Gen-Probe to the shareholders of Chugai, subject to Chugai shareholder approval and Chugai’s merger with Nippon Roche Kabushiki Kaisha, a subsidiary of Roche Phamaholding B.V., and a capital reduction transaction involving the distribution of the Gen-Probe shares. On June 27, 2002, Chugai’s shareholders approved the merger and the capital reduction transaction and on September 15, 2002, Chugai completed the distribution. Prior to the spin-off, Chugai commenced a reorganization that resulted in Gen-Probe becoming a wholly owned subsidiary of Chugai. As part of the reorganization, on July 23, 2002, Gen-Probe Holding Company, Inc. merged into Gen-Probe, making Gen-Probe a wholly owned subsidiary of Chugai. Gen-Probe Holding was a non-operating holding company that at the time of the merger had approximately $75.9 million in cash and owned 37 acres of land, including the site of Gen-Probe’s headquarters.

The merger of Gen-Probe Holding into Gen-Probe was accounted for as a purchase by Gen-Probe and the assets and liabilities were recorded at the historical book value at the merger date. Gen-Probe did not issue additional shares of its common stock in excess of the number of shares previously owned by Gen-Probe Holding to Chugai in consideration for the net assets acquired. Instead, Gen-Probe adjusted all outstanding options to purchase its common stock granted under its 2000 Equity Participation Plan. The number of shares subject to each option were reduced by approximately 17.6% to recognize the contribution of the net assets to Gen-Probe through the merger of Gen-Probe Holding into Gen-Probe. Although the adjustment resulted in a reduction in option holders’ aggregate ownership stake in Gen-Probe relative to Chugai’s ownership stake, the reduction was in proportion to the reduction that would have resulted from the issuance by Gen-Probe of additional shares of Gen-Probe common stock to Chugai in connection with the merger had such shares actually been issued. The results of operations of Gen-Probe Holding are included in the accompanying consolidated financial statements beginning on July 23, 2002.

The net assets of Gen-Probe Holding acquired are as follows (in thousands):

Cash and cash equivalents	$75,878
Land and land improvements	9,100
Goodwill	1,397
Other assets, net	149

Net assets acquired	$86,524

Gen-Probe’s lease of the land on which its headquarters is located terminated automatically upon the completion of the merger on July 23, 2002 because Gen-Probe now owns the land.

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

The following unaudited pro forma summary presents the consolidated results of operations of the Company, as if the merger had occurred at the beginning of each period presented and does not purport to be indicative of what would have occurred had the merger been made as of that date or of the results which may occur in the future (in thousands):

	Nine Months
	Ended September 30,

	2001	2002

Total revenues	$96,645	$111,431
Net income	3,500	8,619
Basic and diluted net income per share	$0.15	$0.36

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

This Quarterly Report contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 which provides a “safe harbor” for these types of statements. To the extent statements in this Quarterly Report involve, without limitation, our expectations for growth, estimates of future revenue, expenses, profit, cash flow, balance sheet items or any other guidance on future periods, these statements are forward-looking statements. These risks and uncertainties include those included herein under the caption “Risk Factors” in “Item 5. Other Items” and those identified in the Information Statement filed as Exhibit 99.1 to our Registration Statement on Form 10 filed September 5, 2002 with the Securities and Exchange Commission, under the caption “Risk Factors.” We assume no obligation to update any forward-looking statements. The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the year ended December 31, 2001 and the related Management’s Discussion and Analysis of Financial Condition and Result of Operations, both of which are contained in the Information Statement filed as Exhibit 99.1 to our Registration Statement on Form 10 filed September 5, 2002 with the Securities and Exchange Commission.

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

Revenues

We derive revenues from three primary sources: product sales, collaborative research revenue and royalty and license revenue. The majority of our revenues come from product sales, which consist primarily of sales of both our NAT assays and, to a lesser extent, sales and rentals of the proprietary instruments that serve as the analytical platform for our assays. We recognize as collaborative research revenue payments we receive from Chiron for the products we provide under our collaboration agreements with Chiron prior to regulatory approval and the payments we receive from Chiron, Bayer and other collaboration partners, including the National Institutes of Health, or NIH, for research and development activities. Our royalty and license revenues reflect fees paid to us by third parties for the use of our proprietary technology. For the nine months ended September 30, 2002, product sales, collaborative research revenues and royalty and licensing revenues equaled 87%, 10% and 3%, respectively, of our total revenues of $111.4 million.

Product Sales

Historically, our primary source of revenue has been the sale of clinical diagnostic products in the United States. Our primary clinical diagnostic products include our PACE 2, AccuProbe and Amplified Direct Test product lines. We currently manufacture and ship approximately 20 million tests per year for the diagnosis of a wide variety of infectious microorganisms, including those causing sexually transmitted diseases, or STDs, tuberculosis, strep throat, pneumonia and fungal infections. The principal customers for our clinical diagnostics products include large reference laboratories, public health laboratories and hospitals located in North America, Europe and Japan. Sales of our PACE family of assays accounted for approximately 55% of our total revenues for the nine months ended September 30, 2002 and 57% of our total revenues in 2001.

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

Product sales also include the sales or rental revenue associated with the delivery of our proprietary integrated instrument platforms to customers for performing our NAT assays. We provide multiple instrument rental options to our customers depending on the types and volumes of products purchased. Instruments are manufactured by third-party contractors, but we generally provide technical support and instrument service to maintain these systems in the field. However, Chiron is responsible for placement and servicing of instruments used in connection with our blood screening business and Bayer and other international distributors are responsible for placement and servicing of instruments used in our clinical diagnostics business. Direct sales of our instrument platforms to customers accounted for approximately 3% of our product sales in both the nine months ended September 30, 2002 and twelve months ended December 31, 2001. However we generally retain title to the instruments and recover our instrument costs in connection with the sale of the assay. The costs associated with the instrument are charged to cost of goods sold on a straight-line basis over the estimated life of the instrument, which ranges from three to five years. The costs to maintain these systems in the field are charged to operations as incurred.

Collaborative Research Revenue

We have developed a NAT assay to detect HIV-1 and HCV in donated human blood and have also developed a semi-automated instrument system to conduct the test. These assays and instruments are marketed through our collaboration with Chiron under the Procleix name. The HIV-1/HCV assay and instrumentation were used in clinical trials, under an Investigational New Drug application, or IND, from early 1999 through 2002. In February 2002, the FDA approved the Procleix HIV-1/HCV Assay. Prior to FDA approval, Chiron provided tests to the American Red Cross, America’s Blood Centers, American Independent Blood Centers, the United States military and others for pooled blood sampling under the terms of the IND application. FDA approval of the Procleix HIV-1/HCV Assay has allowed Chiron to implement commercial pricing for sales of the Procleix HIV-1/HCV Assay to U.S. customers, which resulted in a significant increase in the revenues we received from such sales in the third quarter of 2002.

We record net sales of assays to be used for blood screening at amounts equal to the sales of the HIV-1/HCV assay by Chiron to third-parties, less instrument costs, instrument service costs and certain other adjustments specified in our agreement with Chiron, multiplied by our share of the net revenue, which is currently 43%. Our costs related to these products primarily include manufacturing costs and research and development expenses.

Historically, we have recorded revenues related to use of our blood screening products in the United States and other countries in which the products have not received regulatory approval as collaborative research revenue because price restrictions applied to these products prior to FDA license approval in the United States and similar approval in foreign countries. We began deliveries of the commercially approved products to the United States customers in the second quarter of 2002. Accordingly, we began to classify revenues associated with these products as product sales in our financial statements beginning in that period. Collaborative research revenue for the use of our blood screening products for the nine months ended September 30, 2001 and 2002 were $10.3 million and $7.1 million, respectively.

Under the strategic alliance agreement we entered into with Chiron in June 1998, we have responsibility for research, development and manufacturing of the blood screening products while Chiron has responsibility for marketing, distribution and service of the blood screening products worldwide. We received a $10.0 million up-front license fee from Chiron in connection with the agreement in 1998 and an additional payment of $8.5 million upon achieving an agreed upon contract milestone in 1999. Additional payments of up to $16.5 million will be due to us in the future if we achieve certain other specified milestones relating to the development of what we believe to be the world’s first fully automated high throughput NAT instrument system known as TIGRIS. Our costs to develop and commercialize the blood screening assays and associated instrument products have been substantial and have had a significant impact on our operating results and financial position since 1998. We commenced beta evaluations of the TIGRIS instrument for clinical diagnostic and blood screening applications in the third quarter of 2002 and expect to commence clinical trials by the end of 2003.

On February 26, 2001, we commenced an arbitration proceeding against Chiron in connection with the blood screening collaboration. During the fourth quarter of 2001, we negotiated a resolution to most of the disputed items, and in January 2002, we received $6.9 million in partial settlement of the claims. During the first quarter of 2002, we recognized $2.4 million of the settlement in other income primarily for services provided in prior periods. Additionally, $3.9 million of the settlement was a prepayment for inventory, all of which was recorded into revenues during the first nine months of 2002. The remaining $0.6 million primarily represents the collection of an outstanding receivable. The arbitration proceedings did not result in any disruption in service to our blood screening customers. We are confident that any future disputes that arise between the companies will be resolved equitably through the dispute resolution procedures contained in the collaboration agreement.

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

In January 2000, we began work on a three-year $13.4 million cost sharing contract with the NIH to modify the HIV-1/HCV assay to incorporate HBV detection capability and make it simpler for organ donation centers to test the blood of organ donors. The NIH reimbursed us $7.6 million of this cost, and we and Chiron will share equally the remaining costs to complete the project. Through September 30, 2002, the NIH had reimbursed us all of the contracted cost. We record collaborative research revenues under the reimbursement contract as reimbursable costs are incurred.

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

We recognize collaborative research revenue over the term of the agreement as reimbursable costs are incurred. The costs associated with the reported collaborative research revenue are reflected in the statements of operations under the captions “Research and development,” “Marketing and sales” and “General and administrative” based on the nature of the costs. We do not separately track the costs applicable to the blood screening development collaboration with Chiron and therefore are not able to quantify the direct costs associated with the collaborative research revenue. We believe that the costs incurred related to the collaborative research revenue have exceeded the amounts recorded as revenue.

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

We believe the following critical accounting policies affect the significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Historically, we have recorded revenues related to use of our blood screening products in the United States and other countries in which the products have not received regulatory approval as collaborative research revenue because price restrictions applied to these products prior to FDA approval in the United States and in certain foreign countries. As commercial pricing is implemented in the United States, we will classify domestic sales of these products as product sales in our financial statements. Chiron began to implement commercial pricing in the United States for the blood screening products in the second quarter of 2002. Commercially approved products that we began shipping in the second quarter of 2002 are recorded as product sales based on the contracted transfer price with Chiron. Based on the terms of our agreement with Chiron, our ultimate share of the net revenue from sales to the end user will not be known until reported by Chiron to us. Blood screening product sales are adjusted upon payment by Chiron to us of amounts reflecting our ultimate share of net revenue from sales by Chiron of these products.

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

Patent Costs

We capitalize the costs incurred to file patent applications. We amortize these costs over the lesser of the remaining useful life of the related technology or eight years. At September 30, 2002, capitalized patent costs totaled approximately $2.4 million, net of accumulated amortization. We expense all costs related to abandoned patent applications. Historically, our expense related to abandoned patent costs has not been material but, if we elect to abandon any of our currently issued or unissued patents, the related expense could be material to our operations in the period of abandonment.

Capitalized Software Costs

We capitalize costs incurred in the development of computer software related to products under development after establishment of technological feasibility. These capitalized costs are recorded at the lower of unamortized cost or net realizable value and will be amortized over the estimated life of the related product beginning when the product is available for sale. At September 30, 2002, capitalized software development costs related to our TIGRIS instrument totaled $22.1 million. We commenced beta evaluations of this instrument in the third quarter of 2002 and expect to commence clinical trials by the end of 2003. If we are not able to successfully deliver this instrument to the marketplace and attain customer acceptance, the asset could be impaired and an adjustment to the carrying value of this asset would be considered by management at that time.

Income Taxes

We historically have been included in the consolidated federal and in various combined state income tax returns of our former parent company,Gen-Probe Holding Company, Inc. (formerly known as Chugai Pharma U.S.A., Inc.). Pursuant to a tax sharing agreement with Gen-Probe Holding Company, we generally have been allocated an amount of the consolidated tax liability equal to the tax that would have been applicable if computed separately. At September 30, 2002, we had net deferred tax assets of $4.2 million that are more likely than not to be realized, and therefore, no valuation allowance is deemed necessary. The deferred tax assets relate to research and investment credits taken in our tax returns, timing differences arising from the recording of deferred revenue and certain reserves and accruals. These amounts are offset by capitalized costs expensed for tax purposes and other items. In the event that we were to determine that we would not be able to realize all or part of our deferred tax assets in the future, an adjustment to reduce the deferred tax asset would be made in the period such determination was made.

Results of Operations

The following table sets forth operating data as a percentage of total revenues on a comparable basis for the three and nine month periods ended September 30, 2001 and 2002, respectively:

	Three Months
	Ended		Nine months Ended
	September 30,		September 30,

	2001	2002	2001	2002

Total revenues	100%	100%	100%	100%
Product sales	72%	96%	80%	87%
Collaborative research revenue	19%	2%	15%	10%
Royalty and license revenue	9%	2%	5%	3%
Operating expenses:
Cost of product sales	28%	34%	29%	35%
Research and development	35%	23%	42%	30%
Marketing and sales	12%	10%	13%	11%
General and administrative	12%	14%	13%	16%
Amortization of intangible assets	1%	0%	1%	0%

Total operating expenses	88%	81%	98%	92%

Income from operations	12%	19%	2%	8%
Other income (expenses), net	(0)%	(1)%	(0)%	3%

Income before income taxes	12%	18%	2%	11%
Income tax expense (benefit)	(0)%	6%	(1)%	3%

Income before extraordinary loss	12%	12%	3%	8%
Extraordinary loss, net of tax	(0)%	2%	0%	1%

Net income	12%	10%	3%	7%

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

Product Sales. Product sales increased $15.9 million, or 63.9%, to $40.9 million in the three months ended September 30, 2002 from $25.0 million in the three months ended September 30, 2001. The increase was primarily a result of a $13.5 million increase in commercial sales of blood screening products, both in the United States and international markets. Blood screening product sales represented $14.7 million, or 35.9%, of product sales in the third quarter of 2002 as compared to $1.2 million, or 4.8%, of product sales in the third quarter of 2001.

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

Although we do not expect testing volumes to change significantly as a result of FDA approval, we will realize increased net revenues from the sale of the approved blood screening product in the United States as compared to the revenues received prior to FDA approval as a result of the implementation of commercial pricing. However, under our collaboration agreement with Chiron, Chiron has responsibility for marketing, sales, distribution and service of the blood screening systems, which includes the assay and the related instrumentation. Accordingly, our revenues are dependent on Chiron’s success in establishing commercial pricing with its customers and the time that it will take to do so. Prior to the implementation of commercial pricing, we received compensation for sales of the blood screening product from Chiron through monthly firm support commitment payments of approximately $1.5 million, provided that the number of tests we shipped fell within a range provided in agreements with Chiron and the blood screening customers. As a result of the implementation of commercial pricing, we record revenue that we derive from our relationship with Chiron at an agreed upon transfer price when the product is shipped and title and risk of loss has passed and when collection of the resulting receivable is reasonably assured. We record additional revenue on these sales based on our ultimate share of the net revenue from sales to end users of the blood screening products as Chiron reports these sales to us. Chiron is required to report its sales to us within 45 days after the end of each month in which we ship blood screening products to Chiron.

We expect competitive pressures related to our STD and blood screening products to continue into the foreseeable future, primarily as the result of the introduction of competing products into the market and continuing pricing pressure, particularly with our STD products.

Collaborative Research Revenue. Collaborative research revenue decreased $5.9 million, or 88.0%, to $0.8 million in the three months ended September 30, 2002 from $6.7 million in the three months ended September 30, 2001. The decrease was primarily the result of a $4.4 million decrease in firm support commitment payments recorded in the third quarter of 2002 in connection with tests provided to United States customers through our collaboration with Chiron for pooled blood sampling under the terms of the IND application. These revenues represented $4.5 million in the third quarter of 2001. We do not expect additional revenue from shipments of blood screening products pursuant to the IND application in future periods. In addition, there was a $0.9 million decrease in contract revenues from the NIH for the organ donor program, reflecting the completion of this program in the third quarter of 2002.

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

Royalty and License Revenue. Royalty and license revenue decreased $1.8 million, or 62.7%, to $1.1 million in the three months ended September 30, 2002 from $2.9 million in the three months ended September 30, 2001. The decrease was primarily the result of the receipt in the third quarter of 2001 of $2.0 million in license and royalty fees from Chugai Diagnostics Science Co., Ltd. for the licensing of rights to certain patented property and royalties.

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

Cost of Product Sales. Cost of product sales increased $5.0 million to $14.6 million, or 35.7% of product sales revenues, in the three months ended September 30, 2002 from $9.6 million, or 38.4% of product sales revenues, in the three months ended September 30, 2001. The increase in cost of sales was primarily attributable to increased sales volume in the three months ended September 30, 2002 and from recording a greater portion of the costs associated with the operation of our blood screening manufacturing facility to cost of product sales in the three months ended September 30, 2002 compared to the three months ended September 30, 2001. A substantial portion of the costs associated with the blood screening product manufacturing facility were classified as research and development expenses prior to receiving FDA approval for the product in the United States. The amount included in research and development expense in the third quarter of 2001 was $2.4 million which includes costs associated with the blood screening product manufacturing facility as well as scrap charges associated with the production of developmental lots for the assay. Cost of product sales decreased as a percentage of product sales in the quarter ended September 30, 2002 compared to the quarter ended September 30, 2001 as a result of an increased level of production being spread over a relatively high proportion of fixed manufacturing costs. The resulting gross profit margin on product sales increased to 64.3% in the three months ended September 30, 2002 from 61.6% for the three months ended September 30, 2001.

In 1999, we completed the leasehold improvements on a manufacturing facility designed primarily for the manufacture of our blood screening products. This facility contains advanced equipment, technology and controls that are intended to enable us to meet stringent FDA regulations applicable to blood screening products. This facility has operated well below capacity and will continue to operate below capacity for the foreseeable future. This excess capacity, as well as excess capacity at our manufacturing facility at our headquarters, provides us with significant opportunities to expand the manufacturing of both our own products and potentially the products of other companies on a contract basis. The costs related to the operation of our blood screening manufacturing facility, together with other manufacturing costs for the production of assays that were delivered under the terms of our IND application prior to FDA approval of our blood screening products, were classified as research and development expenses prior to FDA approval of our blood screening products. In addition to the above mentioned costs, we manufactured significant quantities of raw materials, development lots and clinical trial lots of product prior to receiving FDA approval for commercial sale. During the blood screening development process for the United States market, we also manufactured and delivered an equivalent product for sale in international markets where governmental approvals were obtained. However, due to the relatively low initial sales volumes for this product, we continued to charge the costs of manufacturing blood screening products to research and development expense, except for an amount equal to the product sales revenues recorded for international commercial sales, which was charged to cost of product sales and approximates the costs applicable to those product sales. Amounts included in cost of product sales related to such costs were approximately $1.2 million for the three months ended September 30, 2001, and $3.0 million for the nine months ended September 30, 2001. Beginning in the latter part of the first quarter of 2002 the sales volume for the approved products shipped equaled or exceeded the estimated cost applicable to those product sales, and we ceased the allocation of the costs of manufacturing blood screening products to research and development expense. Amounts included in research and development related to such costs were approximately $0 and $2.4 million, for the three months ended September 30, 2002 and September 30, 2001, respectively.

As a result of the implementation of commercial pricing for our blood screening products in the United States, we have classified these costs as costs of product sales rather than the research and development expenses. Accordingly, we expect that our blood screening products will realize a lower gross profit margin rates than our clinical diagnostics products during the early stages of commercialization and for the foreseeable future, as relatively high fixed costs for producing these products in the specialized manufacturing facility are absorbed over the expected sales volume for blood screening products. After that time, we expect the gross margin rates on our blood screening products to continue to be lower than those on our clinical diagnostic products. However, because Chiron bears responsibility for marketing and sales of these products, the marketing, sales and distribution expenses we incur associated with our blood screening products are significantly lower than for our clinical diagnostic products. We also anticipate that requirements for individual donor testing, if and when implemented, may result in lower gross margin rates. We are not able to accurately predict the extent to which our gross margin percentages may be negatively affected as a result of individual donor testing because we do not know the ultimate selling price that Chiron would charge to the end user if individual donor testing were implemented.

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

Research and Development. Research and development expenses decreased $2.3 million to $9.9 million, or 23.1% of total revenues, in the three months ended September 30, 2002 from $12.2 million, or 35.2% of total revenues, in the three months ended September 30, 2001. The decrease was primarily the result of a $2.4 million decrease in the recorded amount of manufacturing costs for blood screening assays as research and development expenses as a result of FDA approval of our blood screening products in February 2002, partially offset by a $0.1 million increase in other research and development costs. Manufacturing costs for blood screening assays included in research and development were approximately $0 and $2.4 million, respectively, during the three months ended September 30, 2002 and 2001, respectively.

Marketing and Sales. Marketing and sales expenses increased $0.1 million to $4.3 million, or 10.0% of total revenues, in the three months ended September 30, 2002 from $4.2 million, or 12.2% of total revenues, in the three months ended September 30, 2001. The increase was primarily related to a $0.3 million increase in personnel costs in our marketing and sales force to support anticipated increases in sales for our clinical diagnostic products, partially offset by $0.2 million in lower professional fees.

General and Administrative. General and administrative expenses increased $1.7 million to $5.9 million, or 13.7% of total revenues, in the three months ended September 30, 2002 from $4.2 million, or 12.1% of total revenues, in the three months ended September 30, 2001. The increase was primarily the result of a $1.0 million increase in spending for professional fees primarily related to our spin-off from Chugai Pharmaceutical, $0.2 million for printing and public relations expenses primarily relating to the registration of our shares under the Securities Exchange Act of 1934 in connection with the spin-off, a $0.2 million increase in salaries and benefits resulting from higher staffing levels and a $0.3 million increase in other general and administrative expenses.

Amortization of Intangible Assets. Amortization of intangible assets decreased $0.1 million to $0.1 million in the three months ended September 30, 2002 from $0.2 million in the three months ended September 30, 2001. The amortization is associated with Gen-Probe Holding’s purchase of us in 1989. The amount amortized each period has decreased as a result of our implementation of SFAS 142 as discussed below.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Statement, or SFAS, No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually, or more frequently under certain conditions, for impairment. We adopted SFAS No. 142 effective January 1, 2002 and were required to reassess the intangible assets, including goodwill and purchased intangibles, previously recorded in connection with previous purchase acquisitions. Following the first required impairment tests, we determined that there have been no impairments. In 2002, we will no longer amortize goodwill, which will reduce our annual amortization expenses and, therefore, increase our operating income by approximately $0.6 million per year.

Total Other Expenses, Net. Other expenses primarily consist of investment and interest income offset by interest expense on borrowing and other items. The net other expenses increased $0.1 million to $0.3 million for the three months ended September 30, 2002 from the net expense of $0.2 million for the three months ended September 30, 2001. The net increase in other expenses is primarily due to a $0.4 million litigation settlement, partially offset by $0.2 million higher interest earned and $0.1 in reduced interest expense.

Income Tax Expense (Benefit). Income taxes amounted to $2.6 million for the three months ended September 30, 2002 compared to a $0.1 million benefit for taxes for the three months ended September 30, 2001. The tax benefit recorded for the three months ended September 30, 2001 was affected by revisions to the anticipated full year 2001 tax provision that had the effect of increasing net income by approximately $1.6 million in the quarter.

Extraordinary Loss. In September 2002, in connection with the spin-off, the Company repaid in full the remaining $10.0 million of principal and accrued interest due on the notes due to a bank and an insurance company. The early payoff required a prepayment premium in the amount of $1.2 million. The prepayment premium and the remaining deferred financing fees associated with the notes totaled $1.25 million and were recorded as a $0.75 million extraordinary loss (net of a tax benefit of $0.5 million) in the quarter ended September 30, 2002.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

Product Sales. Product sales increased $20.1 million, or 25.9%, to $97.6 million in the nine months ended September 30, 2002 from $77.5 million in the nine months ended September 30, 2001. The increase was primarily a result of a $18.6 million increase in commercial sales of blood screening products, both in the United States and international markets. Blood screening product sales represented $21.6 million or 22.1% of product sales for the nine month period ended September 30, 2002 as compared to $3.0 million or 3.9% of product sales in the nine month period ended September 30, 2001.

Collaborative Research Revenue. Collaborative research revenue decreased $3.9 million, or 26.3%, to $10.9 million in the nine months ended September 30, 2002 from $14.8 million in the nine months ended September 30, 2001. The decrease was primarily the result of a $3.2 million decrease in firm support commitment payments recorded in the nine months ended September 30, 2002 in connection with tests provided to United States customers through our collaboration with Chiron for pooled blood sampling under the terms of the IND application. These revenues represented $7.1 million in the nine month period ended September 30, 2002. In addition, contract revenues from our collaboration with Bayer for the organ donor program decreased by $0.5 million.

Chiron amended its agreements for supplying our blood screening products to United States blood banks, effective in the second quarter of 2001, which resulted in increases in the payments received from our collaboration with Chiron beginning in the latter part of the second quarter of 2001.

Royalty and License Revenue. Royalty and license revenue decreased $1.4 million, or 32.5%, to $3.0 million in the nine months ended September 30, 2002 from $4.4 million in the nine months ended September 30, 2001. The decrease was primarily the result of the receipt in the third quarter of 2001 of $2.0 million in license and royalty fees from Chugai Diagnostics Science Co., Ltd. for the licensing of rights to certain patented property and royalties, as compared to $0.3 million of such royalties received in 2002. This was partially offset by a $0.4 million increase in royalty revenues received from bioMerieux in exchange for distribution rights for our nucleic acid probe-related technology in international markets, excluding Japan.

Cost of Product Sales. Cost of product sales increased $10.0 million to $38.5 million, or 39.4% of product sales revenues, in the nine months ended September 30, 2002 from $28.4 million, or 36.7% of product sales revenues, in the nine months ended September 30, 2001. The increase in cost of sales was primarily attributable to increased sales volume in the nine months ended September 30, 2002 and from recording a greater portion of the costs associated with the operation of our blood screening manufacturing facility to cost of product sales in the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001. A substantial portion of the costs associated with the blood screening manufacturing facility were classified as research and development expense prior to receiving commercial approval for the product in the United States. The amount included in research and development expense in the nine month period ended September 30, 2001 was $11.3 million, which includes costs associated with the blood screening manufacturing facility as well as scrap charges associated with the production of developmental lots for the assay. The amount included in research and development expenses in the nine month period ended September 30, 2002 was $1.6 million. As a result, cost of product sales increased as a percentage of product sales in the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001. The gross profit margin on product sales decreased to 60.6% in the nine months ended September 30, 2002 from 63.3% for the nine months ended September 30, 2001.

Research and Development. Research and development expenses decreased $7.4 million to $33.1 million, or 29.7% of total revenues, in the nine months ended September 30, 2002 from $40.5 million, or 42.0% of total revenues, in the nine months ended September 30, 2001. The decrease was primarily the result of a $9.8 million decrease in the recorded amount of manufacturing costs for blood screening assays as research and development expenses as a result of FDA approval of our blood screening product in February 2002, partially offset by a $1.5 million increase in outside development costs for the TIGRIS instrument program, a $1.4 million increase in personnel costs and $0.5 million decrease in spending for other research and development costs. Manufacturing costs for blood screening assays included in research and development were approximately $1.6 million and $11.4 million, respectively, during the nine months ended September 30, 2002 and 2001, respectively.

Marketing and Sales. Marketing and sales expenses increased $0.5 million to $12.7 million, or 11.4% of total revenues, in the nine months ended September 30, 2002 from $12.2 million, or 12.6% of total revenues, in the nine months ended September 30, 2001. The increase was primarily related to a $0.9 increase in personnel costs in our marketing and sales force to support anticipated increases in sales for our clinical diagnostic products, partially offset by decreases of $0.3 million in professional fees and $0.1 million in other marketing and sales expenses.

General and Administrative. General and administrative expenses increased $5.5 million to $17.9 million, or 16.1% of total revenues, in the nine months ended September 30, 2002 from $12.4 million, or 12.9% of total revenues, in the nine months ended September 30, 2001. The increase was the result of a $2.6 million increase in spending for legal and other professional fees primarily related to our spin-off from Chugai Pharmaceutical, $1.1 million in patent related expenses, $0.6 million for printing and public relations expenses primarily relating to the registration of our shares under the Exchange Act , a $0.6 million increase in salaries and benefits resulting from higher staffing levels and a $0.6 million increase in other general and administrative expenses.

Amortization of Intangible Assets. Amortization of intangible assets decreased $0.4 million to $0.3 million in the nine months ended September 30, 2002 from $0.7 million in the nine months ended September 30, 2001. The amortization is associated with Gen-Probe Holding’s purchase of us in 1989. The amount amortized each period has decreased as a result of our implementation of SFAS 142 as described above.

Total Other Expenses, Net. Other expenses primarily consist of investment and interest income offset by interest expense on borrowing and other items. The net other income of $3.1 million for the nine months ended September 30, 2002 increased by $3.5 million over the net expense of $0.4 million for the nine months ended September 30, 2001. The increase in net other income for the nine months ended September 30, 2002 is primarily due to the receipt in cash and recognition of income from settlements of outstanding contractual issues with Chiron for $2.4 million and from a former vendor in the amount of $1.2 million.

Income Tax Expense (Benefit). The expense for income taxes amounted to $3.2 million for the nine months ended September 30, 2002 compared to a $1.2 million benefit for the nine months ended September 30, 2001. This tax expense increase was attributable to the pre-tax income of $12.0 million for the nine months ended September 30, 2002 compared to the $2.0 million pre-tax loss for the nine months ended September 30, 2001.

The tax expense benefit for each year gives consideration to research and development tax credits available to the Company.

Extraordinary Loss. In September 2002, in connection with the spin-off, the Company repaid in full the remaining $10.0 million of principal and accrued interest due on the notes due to a bank and an insurance company. The early payoff required a prepayment premium in the amount of $1.2 million. The prepayment premium and the remaining deferred financing fees associated with the notes totaled $1.25 million and were recorded as a $0.75 million extraordinary loss (net of a tax benefit of $0.5 million) in the quarter ended September 30, 2002.

Liquidity and Capital Resources

Historically, we have financed our operations through revenues from operations, cash received from collaborative research agreements, royalty and license fees and the private placement of debt. At September 30, 2002, we had $91.9 million of cash and cash equivalents.

For the nine months ended September 30, 2002, net cash provided by operating activities was $22.6 million compared to $9.8 million for the nine months ended September 30, 2001. For the nine months ended September 30, 2002, net cash from operating activities of $22.6 million was the result of net income of $8.1 million plus depreciation and amortization expenses of $13.2 and $4.5 million in cash from accounts receivable. These were partially offset by $2.9 million in deferred revenue and $2.0 million for inventory purchases. In addition, there was a $1.7 million increase in cash from changes in other assets and liabilities.

We recorded $9.5 million for the purchase of capital equipment in the nine months ended September 30, 2002. Our expenditures for capital additions vary based on the stage of certain development projects and may increase in the future related to the timing of development of new product opportunities and to support expansion of our facilities in connection with those opportunities. We anticipate that we will incur approximately $12 million for capital additions during the full year 2002, primarily for research and development activities. We anticipate 2003 capital expenditures will exceed 2002 levels, primarily for research and development activities including clinical trials for TIGRIS. However, the average age of our property, plant and equipment is approximately three to four years, which gives us flexibility in planning capital expenditures.

In September 2002, in connection with the spin-off, we repaid in full the remaining $10.0 million of principal due on the notes, the accrued interest due and a prepayment premium of approximately $1.2 million. The prepayment premium and the remaining deferred financing fees associated with the notes totaled $1.25 million and was recorded as a $0.75 million extraordinary loss ($1.25 million charge, net of a $0.5 million tax benefit) in the financial statements in the quarter ended September 30, 2002.

We have a secured bank line of credit agreement with Wells Fargo Bank, N.A., which expires in July 2004, under which we may borrow up to $10.0 million, subject to a “borrowing base formula,” at the bank’s prime rate, or at LIBOR plus 1.0%. The line of credit is secured by our assets with the exception of real property. We have not taken advances against the line of credit since inception. The line of credit agreement requires us to comply with various financial and restrictive covenants. Financial covenants include requirements as to tangible net worth, liabilities as a percentage of tangible net worth, the ratio of current assets to current liabilities, required minimum levels of earnings before interest, taxes, depreciation and amortization, the ratio of funded debt to earnings before interest, taxes, depreciation and amortization, and maximum levels of pre-tax and after tax losses. At December 31, 2001 and September 30, 2002, we were in compliance with all covenants.

On December 10, 2001, Chugai Pharmaceutical announced its intention to distribute all of the shares of our common stock that it holds to its shareholders, and on June 27, 2002 Chugai Pharmaceutical’s shareholders approved this transaction. In connection with the transaction, in March 2002, Gen-Probe Holding Company, Inc., our former direct parent company, commenced a reorganization that resulted in our becoming a wholly owned subsidiary of Chugai Pharmaceutical. The reorganization involved the sale or transfer by Gen-Probe Holding of certain assets, including its ownership interest in Chugai Pharma USA, LLC, the successor to our former sister company Chugai Biopharmaceuticals, Inc., to other Chugai Pharmaceutical subsidiaries. On July 23, 2002, Gen-Probe Holding merged into us. At the time of the merger, Gen-Probe Holding held $75.9 million of cash, 37 acres of land, which includes the site of our headquarters building, valued at approximately $30 million and net other assets of $ 1.5 million.

On September 15, 2002, the distribution of all shares of our common stock to the shareholders of Chugai Pharmaceutical was completed, finalizing the spin-off and making Gen-Probe an independent, public company.

Contractual Obligations and Commercial Commitments

Our contractual obligations due to note holders and lessors for properties that we lease, as well as other amounts due for purchase and capital commitments as of December 31, 2001, were as follows:

Contractual Obligations	Total	2002	2003	2004	2005	2006	Thereafter

	(Amounts in thousands)
Principal payments on long-term debt(1)	$12,000	$2,000	$2,000	$2,000	$2,000	$2,000	$2,000
Operating leases(2)	4,814	860	848	779	810	730	787
Ground lease(3)	15,225	525	525	525	525	525	12,600

Total(4)(5)	$32,039	$3,385	$3,373	$3,304	$3,335	$3,255	$15,387

(1)	Principal payments under the long-term debt were due on May 1 of each year through May of 2007. In September 2002, we repaid the remaining principal due on the notes along with the accrued interest. As of September 30, 2002, the balance was zero.

(2)	We lease facilities under operating leases as of December 31, 2001. Future minimum lease payments are included in the schedule.

(3)	We paid rent of $525,000 to our former parent company Gen-Probe Holding Company, Inc. pursuant to a ground lease for the site of our headquarters facility. This lease terminated upon the merger of Gen-Probe Holding into us on July 23, 2002.

(4)	Does not include amounts relating to our obligations under our collaboration with Chiron. With respect to our collaboration with Chiron, both parties have obligations to each other. We are obligated to manufacture and supply our blood screening assay to Chiron, and Chiron is obligated to purchase all of the quantities of this assay specified on a 90-day demand forecast, due 90 days prior to the date Chiron intends to take delivery, and certain quantities specified on a rolling 12-month forecast.

In connection with the joint development of the HIV-1/HCV assay, and as a condition for Chiron’s agreement to pay for most of the clinical trial costs related to approval of that assay, we agreed to pay the costs related to the clinical trial for the next joint development project with Chiron. Our obligation is limited to the cost incurred for the previous joint clinical trial, which approximates $4.1 million.

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

We believe that our available cash balances, anticipated cash flows from operations and available line of credit will be sufficient to satisfy our operating needs for at least the next twelve months. However, we operate in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, there can be no assurance that we may not be required to raise additional funds through the sale of equity or debt securities or from additional credit facilities. Additional capital, if needed, may not be available on satisfactory terms, if at all. Furthermore, additional debt financing may contain more restrictive covenants than our existing debt.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

In September of 2002, we repaid the remaining principal on the fixed rate financing of our headquarters building. We believe that our exposure to market risk relating to interest rate risk is not material. We are exposed to foreign exchange risk for expenditures in certain foreign countries, but the total receivables and payables denominated in foreign currencies at September 30, 2002 were not material. We believe that our business operations are not exposed to market risk relating to commodity price risk or equity price risk.

Item 4. Controls And Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date we completed our evaluation.

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

Enzo Biochem, Inc.

In June 1999, we were sued by Enzo Biochem, Inc. in the United States District Court for the Southern District of New York. Enzo alleges that we, our former affiliates, Becton Dickinson, and bioMérieux infringed United States patent no. 4,900,659 through the manufacture and sale of products for the detection of gonorrhea. On January 24, 2001, the district court granted our motion for summary judgment, finding that the ‘659 patent is invalid. Enzo appealed the judgment to the Federal Circuit Court of Appeals. On July 15, 2002, a panel of the Federal Circuit Court, after having previously affirmed the district court’s summary judgment decision, granted Enzo’s petition for rehearing and, without hearing further argument, reversed the district court’s order granting summary judgment and remanded the case to the district court for further proceedings. We anticipate that trial in the case will be set for the fourth quarter of 2003 or the first quarter of 2004. We expect Enzo to assert a damage claim based on a contention that Enzo is entitled to a reasonable royalty on all sales of Gen-Probe products for the detection of Neisseria gonorrhoeae bacteria from June 1993 through trial. Sales of such tests have constituted a significant portion of Gen-Probe’s revenues during the relevant period. We believe that the claims of the ‘659 patent are invalid, unenforceable and may not be properly interpreted to cover our products. We intend to vigorously defend the lawsuit. However, there can be no assurance that the case will be resolved in our favor.

Hoffman-La Roche Inc.

On May 18, 1999, we filed a declaratory relief action in Italy against Roche, seeking to have the Italian portion of European patent no. 0505012 declared invalid and seeking a cross-border declaration that the claims of the ‘012 patent are not infringed by our TMA method. We also opposed the patent in the Opposition Division of the European Patent Office. The ‘012 patent claims invention of certain nucleic acid amplification technology that could arguably be asserted to cover technology incorporated into our amplified NAT assays. At a hearing before the EPO Opposition Division on February 15, 2001, Roche agreed to amend certain claims of the patent to limit those claims to Roche’s polymerase chain reaction method of amplification and the Opposition Division thereafter denied our objection to the amended claims. On May 23, 2003, we filed an appeal to the Technical Board of Appeal. Additionally, we intend to continue to prosecute the Italian lawsuit seeking a declaration that the ‘012 patent is not valid and does not cover our TMA methods. Roche owns several United States patents claiming subject matter related to that of the ‘012 patent. While we believe that the relevant claims of these United States patents are invalid and may not be properly interpreted to cover our products, there can be no assurance that Roche will not attempt to assert these patents against our amplified products.

Vysis, Inc.

In December 1999, we initiated litigation against Vysis, now a subsidiary of Abbott Laboratories, seeking a declaratory judgment that our products were not covered by a Vysis patent that is the subject of our license with them and that the patent is invalid and unenforceable. In August 2002, following a jury trial, the district court entered judgment in our favor, finding the Vysis patent invalid and finding that the patent does not cover Gen-Probe’s products. Vysis has filed a notice of appeal. Further, on October 22, 2002 the United States Patent & Trademark Office reissued the Vysis patent with amended claims. On October 22, 2002, we filed a lawsuit to challenge the validity and scope of the reissued patent. We believe that Vysis will contend that the August 2002 judgment concerning the original patent is not determinative of the validity and scope of the reissued patent. Pending further proceedings, we have continued to make royalty payments under our license with Vysis pending final resolution of the litigation. There can be no assurances as to the final outcome of the litigation.

Item 4. Submission of Matters to a Vote of Security Holders

On August 13, 2002, Chugai Pharmaceutical, our sole stockholder prior to the distribution, acted by written consent to approve the following:

•	a .366153-for-one reverse stock split of our common stock, which resulted in the number of our outstanding shares of common stock being reduced from 65,000,000 to 23,799,945.

On August 15, 2002, Chugai Pharmaceutical acted by written consent to approve the following:

•	our amended and restated certificate of incorporation;

•	our amended and restated bylaws; and

•	the form of indemnification agreement to be entered into between us and our officers and directors, including future officers and directors.

Item 5. Other Items

Risk Factors

The following information sets forth factors that could cause our actual results to differ materially from those contained in forward-looking statements we have made in this Quarterly Report and those we may make from time to time. For a more detailed discussion of the factors that could cause actual results to differ, see the section under the caption “Risk Factors” in our Information Statement filed as Exhibit 99.1 to our Registration Statement on Form 10 filed September 5, 2002.

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

Our operating results have fluctuated in the past and are likely to continue to do so in the future. Our revenues are unpredictable and may fluctuate due to changes in demand for our products, the timing of the execution of customer contracts and the initiation or termination of corporate collaboration agreements. A significant portion of our costs are fixed, due in part to significant selling, research and development and manufacturing costs. Thus, small declines in revenue could disproportionately affect operating results in a quarter and the price of our common stock may fall. Moreover, a variety of factors may affect our ability to make accurate forecasts regarding our operating results. For example, our blood screening products and some of our clinical diagnostic products, such as APTIMA Combo 2, have a limited sales history, which limits our ability to project future sales accurately. In addition, we base our internal projections of our international sales on projections prepared by our distributors of these products. Because of these factors, our operating results in one or more future quarters may fail to meet the expectations of securities analysts or investors, which could cause our stock price to decline.

We are dependent in the near term on sales of our PACE family of assays. A significant reduction in sales of our PACE assays, without a corresponding increase in sales of our APTIMA Combo 2 assay, would cause our revenues to decline and could materially harm our business.

Sales of our PACE family of assays accounted for approximately 55% of our total revenues for the nine months ended September 30, 2002 and 57% of our total revenues in 2001. We expect our revenue and profitability to substantially depend for the foreseeable future on sales of our PACE assays. We believe that sales of our PACE assays may decline because several of our competitors have introduced products using amplified technologies that target the same infectious organisms as our PACE assays. Our continued growth will depend on our ability to:

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

Our ability to meet demand for increased automation in the blood screening and diagnostic markets depends on our ability to develop our TIGRIS instrument. This product, which incorporates sophisticated hardware and software, may not perform as anticipated, and there may be unforeseen delays in its final release. The release of this product already has taken longer and has been costlier than we initially anticipated. During 2001, we terminated our relationship with RELA, Inc., the original outside contractor for the design and development of this product and entered into a relationship with KMC Systems, Inc. for its completion. Further delays in the development of TIGRIS could erode any time-to-market advantage for the product. We expect that the additional anticipated expenses to complete the development of TIGRIS will not exceed $15 million, including the completion of clinical trials on this instrument.

We commenced beta evaluations of the TIGRIS instrument for clinical diagnostic and blood screening applications in the third quarter of 2002 and expect to commence clinical trials by the end of 2003. Based on what we learn from these beta evaluations, we may be required to make changes to the TIGRIS system prior to its commercial introduction, which may require further development spending. Even after beta evaluations, products as complicated as TIGRIS frequently contain defects when first introduced. Delivery of products with such defects, or reliability or quality problems, could require significant expenditures of capital and other resources and significantly delay or hinder market acceptance of this product. Any such capital expenditures or delays could harm our operating results, materially damage our reputation and prevent us from retaining our existing customers and attracting new customers.

The adoption of the Financial Accounting Standards Board Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” as of January 1, 2002 could adversely affect our future results of operations and financial position.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets,” which was adopted by the Company effective on January 1, 2002. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statement. As of September 30, 2002, we had goodwill and intangible assets valued at approximately $45.5 million, including $22.1 million of capitalized software relating to the TIGRIS system currently under development. We performed the first of the required impairment tests of goodwill and indefinite lived intangible assets to determine if a transition impairment charge should be recognized under SFAS 142 and determined that there had been no impairments. In the future, we will test for impairment at least annually. Such tests may result in a determination that these assets have been impaired. If at any time we determine that an impairment has occurred, we will be required to reflect the impaired value as a charge, resulting in a reduction in earnings in the quarter such impairment is identified and a corresponding reduction in our net asset value. A material reduction in earnings resulting from such a charge could cause us to fail to be profitable in the period in which the charge is taken or otherwise to fail to meet the expectations of investors and securities analysts, which could cause the price of our stock to decline.

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

The clinical diagnostics industry is highly competitive. Currently, the majority of diagnostic tests used by physicians and other health care providers are performed by large reference laboratories, public health laboratories and hospitals. We expect that these laboratories will compete vigorously to maintain their dominance in the diagnostic testing market. In order to achieve market acceptance of our products, we will be required to demonstrate that our products provide accurate, cost-effective and time saving alternatives to tests performed by traditional laboratory procedures.

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

We rely on Chiron to distribute our blood screening products and Bayer Corporation to distribute some of our viral clinical diagnostic products. Commercial product sales by Chiron accounted for 24% of our total revenues for the nine months ended September 30, 2002 and 5.6% of our total revenues for 2001. Product sales by Bayer accounted for 1.8% of our total revenues for the nine months ended September 30, 2002 and 0.8% of our total revenues for 2001. We expect our revenues from sales by Chiron to increase significantly during 2002 as a result of the FDA approval we received in February 2002 for our HIV-1/HCV blood screening product, further increasing the percentage of our revenues derived from our collaboration with Chiron. Our agreements with Chiron and Bayer will terminate in 2010 unless extended. Both the Chiron and Bayer agreements can be extended by the development of new products under the agreements, so that they will expire upon the later of the end of the original term or five years after the first commercial sale of the last new product developed during the original term.

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

In addition, we rely upon bioMérieux for distribution of some of our products in most of Europe, Fujirebio Inc. for distribution of some of our products in Japan and various independent distributors for distribution of our products in other regions. Fujirebio Inc. acquired Chugai Diagnostics Science Co., Ltd., which previously distributed our products in Japan. Sales by bioMérieux and Fujirebio Inc. comprised 3.2% and 2.1% of our total revenues for the nine months ended September 30, 2002, respectively. Our distribution agreements with bioMérieux terminate on May 1, 2003. Our distribution agreement with Fujirebio Inc. terminates on December 31, 2005. In September 2002, Chugai Pharmaceutical sold Chugai Diagnostics to Fujirebio Inc. We do not anticipate that the sale will have a material effect on our distribution agreement with Fujirebio Inc.

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

The continuation of any of our collaboration agreements may depend on the periodic renewal of our corporate collaborations. Our agreements with Chiron and Bayer will terminate in 2010 unless extended. Both the Chiron and Bayer agreements can be extended by the development of new products under the agreements, so that they will expire upon the later of the original term or five years after the first commercial sale of the last new product developed during the original term. Both collaboration agreements are also subject to termination prior to expiration upon a material breach by either party to the agreement.

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

Historically, a limited number of customers has accounted for a significant portion of our total revenues, and we do not have any long-term commitments with these customers other than our collaboration agreement with Chiron. Our blood screening collaboration with Chiron accounted for 31.9% of our total revenues in the nine months ended September 30, 2002 and 17.3% of our total revenues for the year ended December 31, 2001. Our blood screening collaboration with Chiron is largely dependent on two large customers in the United States, the American Red Cross and America’s Blood Centers, but we did not receive any revenues directly from these entities, and our revenues from Chiron relating to each of these entities historically have comprised less than 10% of our total revenues. In addition, Quest Diagnostics Incorporated, Laboratory Corporation of America Holdings and various state and city public health agencies accounted for an aggregate of 30.5% of our total revenues for the nine months ended September 30, 2002 and 30.8% of our total revenues for the year ended December 31, 2001. Although state and city public health agencies are legally independent of each other, they tend to act similarly with respect to their product purchasing decisions. We anticipate that our operating results will continue to depend to a significant extent upon revenues from a small number of customers. The loss of any of our key customers, or a significant reduction in sales to those customers, could significantly reduce our revenues.

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

Further, our business would be harmed if we fail to manage effectively the manufacturing of our products. Because we place orders with our manufacturers based on our forecasts of expected demand for our products, if we inaccurately forecast demand, we may be unable to obtain adequate manufacturing capacity or adequate quantities of components to meet our customers’ delivery requirements, or we may accumulate excess inventories.

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

Our blood screening products must be manufactured in compliance with guidelines set forth by the FDA’s Center for Biologics Evaluation and Research, and our clinical diagnostic products must be manufactured in compliance with the guidelines set forth by the FDA’s Center for Devices and Radiological Health. Maintaining compliance with more than one division of the FDA adds complexity and cost to our overall manufacturing processes. In addition, our manufacturing facilities and those of our contract manufacturers are, or will be, subject to periodic regulatory inspections by the FDA and other federal and state regulatory agencies, and these facilities are subject to Quality System Regulations requirements of the FDA. We or our contractors may fail to satisfy these regulatory requirements in the future, and any failure to do so may prevent us from selling our products.

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

Sales of our products outside the United States accounted for 16% of our total revenues for the nine months ended September 30, 2002 and 12% of our total revenues for 2001. Sales to Chiron outside of the United States accounted for 41% of our international revenues for the nine months ended September 30, 2002 and 28% of our international revenues for 2001. Chiron has responsibility for the international distribution of our blood screening product, which includes sales in France, Australia, Singapore, New Zealand, Italy and other countries. Our sales in France and Japan that were not made through Chiron accounted for 19% and 15%, respectively, of our international sales for the nine months ended September 30, 2002 and 20% and 15%, respectively, for 2001.

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

In addition, third-party payors are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement for medical products and services. Levels of reimbursement may decrease in the future, and future legislation, regulation or reimbursement policies of third-party payors may adversely affect the demand for and price levels of our products. If our customers are not reimbursed for our products, they may reduce or discontinue purchases of our products, which would cause our revenues to decline.

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

Recently, we have been involved in a number of patent disputes with third parties, a number of which remain unresolved. For example, we are in litigation with Enzo Biochem Inc. over genetic sequences used in certain of our gonorrhea testing products. We are also in litigation with Vysis, Inc. regarding the validity of patents that Vysis claims cover the target capture technology that we employ in some of our amplified NAT assays. In addition, we are prosecuting a lawsuit in Italy in which we are seeking to invalidate a European patent held by F. Hoffman-La Roche AG that could potentially be asserted to cover certain aspects of our amplification technology. We are also currently defending an opposition in the European patent office brought by third parties regarding the validity of a patent we hold covering specific genetic sequences of certain microorganisms.

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

Similarly, competition for skilled sales, marketing, research, product development, engineering, and technical personnel is intense and we may not be able to recruit and retain the personnel we need. The loss of the services of any key sales, marketing, research, product development, engineering, and technical personnel, or our inability to hire new personnel with the requisite skills, could restrict our ability to develop new products or enhance existing products in a timely manner, sell products to our customers or manage our business effectively.

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

Outside the United States, our ability to market our products is contingent upon receiving marketing authorization from the appropriate regulatory authorities. The requirements governing the conduct of clinical trials, marketing authorization, pricing and reimbursement vary widely from country to country. At present, we apply for foreign marketing authorizations at a national level, although within the European Union registration procedures are available to companies wishing to market a product in more than one European union member state. Gen-Probe is currently taking action to have its products registered for sale into the European Economic Community following a new requirement that becomes effective in December 2004. Failure to receive, or delays in the receipt of, relevant foreign qualifications could prevent us from selling our products in foreign countries.

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

We manufacture all of our products in our two manufacturing facilities located in San Diego, California and in nearby Rancho Bernardo, California. These facilities and the manufacturing equipment we use to produce our products would be costly to replace and could require substantial lead time to repair or replace. The facilities may be harmed by natural or man-made disasters, including, without limitation, earthquakes, and in the event they were affected by a disaster, we would be forced to rely on third-party manufacturers. In the event of a disaster, we may lose customers and we may be unable to regain those customers thereafter. Although we possess insurance for damage to our property and the disruption of our business from casualties, such insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.

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

The terms of our separation from Chugai Pharmaceutical, anti-takeover provisions of our certificate of incorporation and by-laws, provisions of Delaware law and our rights plan could delay or prevent a change of control that you may favor.

The terms of our separation from Chugai Pharmaceutical, anti-takeover provisions of our certificate of incorporation and by-laws and provisions of Delaware law could delay or prevent a change of control that you may favor. The separation and distribution agreement requires us to indemnify Chugai Pharmaceutical for any increase in its Japanese tax liability in the event that, within 15 months after the distribution, we sell all or substantially all of our assets, a person or group acquires beneficial ownership of 50% or more of our voting stock, we are a party to a merger, or we issue common stock or other equity securities other than issuances of equity securities for cash consideration at a price not in excess of the market price of our common stock immediately prior to such issuance or pursuant to an employee benefit or incentive plan. These indemnity obligations might discourage, delay or prevent a change of control that you may consider favorable.

Provisions of our amended and restated certificate of incorporation and amended and restated by-laws also may discourage, delay or prevent a merger or other change of control that stockholders may consider favorable or may impede the ability of the holders of our common stock to change our management. The provisions of our amended and restated certificate of incorporation and amended and restated by-laws, among other things:

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

We have adopted a rights plan that could discourage, delay or prevent an acquisition of us under certain circumstances. The rights plan provides for preferred stock purchase rights attached to each share of our common stock, which will cause substantial dilution to a person or group acquiring 15% or more of our stock if the acquisition is not approved by our Board of Directors.

Item 6. Exhibits and Reports on Form 8-K

a) Exhibits

4.2(1)	Rights Agreement, dated as of September 16, 2002, between Gen-Probe Incorporated and Mellon Investor Services LLC, which includes the form of Certificate of Designations of the Series A Junior Participating Preferred Stock of Gen-Probe Incorporated as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C.

4.3*	First Amendment to Rights Agreement, dated October 9, 2002, between Gen-Probe Incorporated and Mellon Investor Services LLC.

(1)	Incorporated by reference to our Form 8-K filed with the SEC on September 17, 2002.

*	Filed herewith.

b) Reports on Form 8-K

(1)	Current Report on Form 8-K filed with the SEC on August 27, 2002. Item 9 reported, relating to the filing of certifications under Section 906 of the Sarbanes-Oxley Act of 2002.

(2)	Current Report on Form 8-K filed with the SEC on September 11, 2002. Item 5 reported, relating to the expansion of our Board of Directors to six members.

(3)	Current Report on Form 8-K filed with the SEC on September 17, 2002. Item 5 reported, relating to the adoption of a stockholder rights plan.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: November 12, 2002	By:	/s/ Henry L. Nordhoff

Henry L. Nordhoff President and Chief Executive Officer

DATE: November 12, 2002	By:	/s/ Herm Rosenman

Herm Rosenman Vice President and Chief Financial Officer

CERTIFICATIONS

I, Henry L. Nordhoff, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Gen-Probe Incorporated;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE: November 12, 2002	By:	/s/ Henry L. Nordhoff

Henry L. Nordhoff President and Chief Executive Officer

I, Herm Rosenman, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Gen-Probe Incorporated;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE: November 12, 2002	By:	/s/ Herm Rosenman

Herm Rosenman Vice President and Chief Financial Officer