Form 10-K
period 2002-12-31
GEN PROBE INC
filed 2003-03-24
CIK 820237

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 0-21872

Gen-Probe Incorporated

(Exact name of registrant as specified in its charter)

Delaware	33-0044608
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

10210 Genetic Center Drive, San Diego, CA (Address of principal executive office)	92121-4362 (Zip Code)

Registrant’s telephone number, including area code:

(858) 410-8000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

None	None

Securities to be registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.0001 per share

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☐          No ☑

      As of March 17, 2003, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $530.3 million, based on the closing price of the registrant’s common stock on the Nasdaq National Market on March 17, 2003 of $22.28 per share. The registrant’s common stock was not publicly traded as of the last business day of its most recently completed second quarter.

      As of March 17, 2003, 23,799,945 shares of registrant’s common stock, $0.0001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the of the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after close of the fiscal year are incorporated by reference into Part III of this report.

PART I
TRADEMARKS AND TRADE NAMES
FORWARD-LOOKING STATEMENTS
PART II
SELECTED FINANCIAL INFORMATION
PART III
SIGNATURES
CERTIFICATIONS
CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES FOR THE THREE YEARS ENDED DECEMBER 31, 2002
INDEX TO EXHIBITS
EXHIBIT 10.33
EXHIBIT 10.34
EXHIBIT 10.35
EXHIBIT 10.48
EXHIBIT 10.49
EXHIBIT 10.50
EXHIBIT 23.1

GEN-PROBE INCORPORATED

FORM 10-K
For the Year Ended December 31, 2002

PART I

TRADEMARKS AND TRADE NAMES

      ACCUPROBE®, APTIMA®, APTIMA COMBO 2TM, DTSTM, GEN-PROBE®, LEADER®, PACE®, TIGRISTM, TMATM and our other logos and trademarks are the property of Gen-Probe Incorporated. PROCLEIX® is a trademark of Chiron Corporation. VERSANT® is a trademark of Bayer Corporation. All other brand names or trademarks appearing in this Annual Report are the property of their respective holders. Use or display by us of other parties’ trademarks, trade dress or products is not intended to, and does not imply a relationship with, or endorsements or sponsorship of, us by the trademark or trade dress owners.

FORWARD-LOOKING STATEMENTS

      This Annual Report on Form 10-K and the information incorporated herein by reference contain forward-looking statements that involve a number of risks and uncertainties. Although our forward-looking statements reflect the good faith judgment of our management, these statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from results and outcomes discussed in the forward-looking statements.

      Forward-looking statements can be identified by the use of forward-looking words such as “believes,” “expects,” “hopes,” “may,” “will,” “plan,” “intends,” “estimates,” “could,” “should,” “would,” “continue,” “seeks,” “pro forma” or “anticipates,” or other similar words (including their use in the negative), or by discussions of future matters such as the development of new products, technology enhancements, possible changes in legislation and other statements that are not historical. These statements include but are not limited to statements under the captions “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” as well as other sections in this report. You should be aware that the occurrence of any of the events discussed under the heading “Item 1. Business — Risk Factors” and elsewhere in this Annual Report could substantially harm our business, results of operations and financial condition and that if any of these events occurs, the trading price of our common stock could decline and you could lose all or a part of the value of your shares of our common stock.

      The cautionary statements made in this report are intended to be applicable to all related forward-looking statements wherever they may appear in this report. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

Item 1.	Business

Overview

      We are a global leader in the development, manufacture and marketing of rapid, accurate and cost-effective nucleic acid probe-based products used for the clinical diagnosis of human diseases and for screening donated human blood. Founded in 1983, we pioneered the scientific and commercial development of nucleic acid testing, or NAT. By utilizing nucleic acid probes that specifically bind to nucleic acid sequences known to be unique to target organisms, NAT enables detection of microorganisms that are difficult or time-consuming to detect with traditional laboratory methods. To date, we have received FDA approvals for more than 50 products that detect a wide variety of infectious microorganisms. In February 2002, the FDA approved our Biologics License Application, or BLA, for our biochemical test, or assay, used to screen donated blood for human immunodeficiency virus (type 1), or HIV-1, and hepatitis C virus, or HCV. At the time, our assay was the only FDA-approved NAT assay available for screening donated blood and is currently utilized to screen over 72% of the United States donated blood supply for HIV-1 and HCV.

      We generate revenues primarily from sales of clinical diagnostic and blood screening assays. Our clinical diagnostic products are marketed to laboratories and public health institutions in the United States and Canada through our direct sales force of approximately 40 representatives. We have agreements with Bayer, bioMérieux and Fujirebio, through their subsidiary Rebio Gen, Inc., to market some of our clinical diagnostic products in various global markets. In addition to product sales, we also generate revenues through research collaborations with government organizations and healthcare companies and through licenses of our patented NAT technologies.

      We have achieved a leading position in the industry because of our technologically advanced and reliable NAT assays and instruments and the capabilities of our sales force and technical support group. Our investment in research and development has enabled us to develop a portfolio of proprietary and patented technologies that we combine to create NAT products to meet our customers’ changing needs for rapid, accurate and cost-effective assays. We also have worked with outside vendors to develop a range of instrument systems for performing our assays. We are currently developing what we believe to be the world’s first fully automated NAT instrument system, known as the TIGRIS. We believe the TIGRIS instrument will significantly reduce labor costs and contamination in high-volume diagnostic testing environments and enable large blood collection centers to individually test each donor’s blood. We intend to initiate clinical trials on the TIGRIS instrument for both blood screening and diagnostic applications by the end of 2003.

      We make available free of charge on or through our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. Our Internet address is http://www.gen-probe.com.

Separation from Chugai Pharmaceutical

      On December 10, 2001, Chugai Pharmaceutical Co., Ltd., our former indirect parent, announced its intention to spin us off as a separate, stand alone company by distributing all of its shares of our common stock to its shareholders. On September 15, 2002, Chugai Pharmaceutical completed the distribution, and our common stock began regular way trading on the Nasdaq National Market on September 16, 2002. Prior to the spin-off, Chugai Pharmaceutical commenced a reorganization that resulted in us becoming a wholly owned subsidiary of Chugai Pharmaceutical. As part of the reorganization, on July 23, 2002, our former direct parent company, Gen-Probe Holding Company, Inc., merged into us, making us a wholly owned subsidiary of Chugai Pharmaceutical. Gen-Probe Holding was a non-operating holding company at the time of the merger and had approximately $75.9 million in cash and owned 37 acres of land, including the site of our headquarters, and approximately $1.5 million of other net assets.

Current Market Opportunity

Overview

      The NAT market developed in response to a need for more rapid, sensitive and specific diagnostic tests for the detection of infectious microorganisms than were previously available using traditional laboratory procedures, such as culture and immunoassays. Culture methods require the growth of a microorganism in a medium and can take several days or longer to yield a definitive diagnostic result. By contrast, nucleic acid probes, which specifically bind to nucleic acid sequences that are known to be unique to the target organisms, can generally deliver a diagnostic result in just hours. For example, culture tests for Mycobacterium tuberculosis can take six to eight weeks for a diagnosis as compared to only a few hours for NAT. The greater sensitivity of NAT allows for the detection of a lower concentration of the target organism, reducing the potential for “false negative” results and thus the number of undiagnosed individuals. For example, the greater sensitivity of amplified NAT allows for the rapid, direct detection of a target organism like Chlamydia trachomatis in urine, even when it is present in low concentrations. Without amplified NAT, more invasive methods of collection like cervical or urethral swabs must be used. Likewise, the increased specificity of NAT helps clinicians distinguish between harmful and benign microorganisms, even when the organisms are closely related, which reduces the potential for “false positive” results and thus the number of people who are incorrectly diagnosed as having the disease.

      According to Front Line Strategic Consulting, Inc., the worldwide NAT market in 2001 for infectious diseases was approximately $1.5 billion. While NAT represents only a small portion of the estimated $21 billion worldwide market for human diagnostic products, it is the segment with the highest recent growth rate. Front Line reported that the NAT market grew at a compounded annual rate in excess of 30% during the three years beginning in 1998. Accordingly to Front Line, we held approximately 10% of the NAT infectious disease market in 2001. We focus our business on market opportunities in two principal segments of the NAT market, clinical diagnostics and blood screening. The clinical diagnostic market currently accounts for the substantial majority of our NAT sales. According to Frost and Sullivan, we held 46% of the United States chlamydia and gonorrhea testing market and 72% of the United States tuberculosis testing market in 2001. We also are exploring opportunities to develop products to address emerging segments of the NAT market. The diagram below illustrates existing and emerging NAT markets with examples of product targets within each category.

The Product Categories in Which We Compete

      Clinical Diagnostics for the Detection of Non-Viral Microorganisms. NAT assays currently are used to detect the microorganisms causing various STDs, including chlamydia and gonorrhea as well as those causing various other infectious diseases, such as Mycobacterium tuberculosis, Group A Streptococcus and Group B Streptococcus.

      Chlamydia, the common name for the condition of infection with the bacterium Chlamydia trachomatis, is the most prevalent bacterial sexually transmitted infection in the United States, with more than 3 million new cases in the United States each year according to the Centers for Disease Control and Prevention, or CDC. The clinical consequences of undiagnosed and untreated chlamydia infections include pelvic inflammatory disease, ectopic pregnancy and infertility. Gonorrhea, the disease caused by the bacterium Neisseria gonorrhoeae, is the second most frequently reported STD in the United States, according to the CDC. The CDC estimates that each year approximately 650,000 people in the United States develop gonorrhea. Untreated gonorrhea is also a major cause of pelvic inflammatory disease, which may lead to infertility or abnormal pregnancies. In addition, recent data suggests that gonorrhea facilitates HIV transmission. Chlamydia infections and gonorrhea frequently co-exist, complicating the clinical differential diagnosis. Because chlamydia infections and gonorrhea are often asymptomatic, screening programs are important in high-risk populations such as sexually active men and women between the ages of 14 and 24. Currently, most testing for chlamydia and gonorrhea occurs in the United States.

      Tuberculosis, or TB, the disease caused by the microorganism Mycobacterium tuberculosis, remains one of the deadliest diseases in the world. The World Health Organization estimates that each year more than 8 million new cases of tuberculosis occur worldwide and approximately 2 million people die from the disease. Group B Streptococcus, or GBS, represents a major infectious cause of illness and death in newborns in the United States and can cause epilepsy, cerebral palsy, visual impairment, permanent brain damage and retardation. Group A Streptococcus, or GAS, is the cause of “strep” throat, which if left untreated may cause serious complications such as rheumatic fever and rheumatic heart disease.

      Clinical Diagnostics for the Detection of Viral Microorganisms. NAT assays can be used to detect viral DNA or RNA in a patient sample. These tests can be qualitative, meaning that the tests simply provide a “yes-no” answer for the presence or absence of the virus, or quantitative, meaning that the quantity of virus is determined in the patient sample. Quantitative tests are useful in monitoring the efficacy of treatments to reduce the amount of virus in circulation. NAT assays currently are used to detect viruses such as HIV, HCV and hepatitis B virus, or HBV.

      HIV is the virus responsible for acquired immune deficiency syndrome, or AIDS. In 2001, there were approximately 816,149 reported cases of AIDS in the United States, according to the CDC. Individuals with AIDS show progressive deterioration of their immune systems and become increasingly susceptible to various diseases, including many that rarely pose a threat to healthy individuals.

      Hepatitis C virus is a blood-borne pathogen posing one of the greatest health threats in developing countries. According to the National Women’s Health Resource Center, up to 85% of individuals infected with HCV develop chronic liver disease, which can lead to both cirrhosis and liver cancer. Approximately 170 million people are infected worldwide with HCV, according to the World Health Organization.

      The American Social Health Association estimates that 140,000 to 320,000 new HBV infections occur each year in the United States. Chronic HBV infection can lead to the development of severe, potentially fatal complications, such as cirrhosis of the liver.

      Blood Screening. We believe the field of blood screening is one of the fastest growing areas for NAT assays. Worldwide, approximately 75 million units of blood are drawn annually. Before being used for transfusion, blood must be screened to ensure that it does not contain infectious agents. The most serious threats to recipients of donated blood are HIV, HCV and HBV. There is also growing concern over the presence of other viruses in the donated blood supply, including West Nile virus, parvo B-19 and hepatitis A, or HAV. In the United States, blood collection centers have begun NAT screening of donated blood by taking samples from individual units of blood and then combining these samples into pools of 16 or 24 samples. These pooled samples are then tested to determine whether HIV or HCV is present. If the presence of virus is detected, additional testing is then conducted to determine which sample in the pool contains the virus. Some of our customers, such as the U.S. military, test blood units individually rather than in pools.

      Prior to the introduction of NAT for blood screening, blood collection centers used immunoassays to determine the presence of blood-borne pathogens through the detection of virus-specific antibodies and viral antigens. These tests either directly detect the viral antigens or detect antibodies formed by the body in response to the virus. Consequently, if the donor has not developed detectable antibodies or detectable amounts of viral antigens as of the time of the donation, recipients of that blood may be unwittingly exposed to serious disease. In the case of HIV-1, antibodies are detectable in the blood approximately 22 days after infection. With HCV, the window between the time of infection and the detection of the antibodies is much longer, approximately 70 days or more. NAT technology can narrow both windows significantly through amplification and detection of the nucleic acid material of the viruses themselves rather than requiring the development of detectable levels of antibodies or viral antigens. According to the CDC, NAT will reduce the window period for HIV-1 detection from 22 days for tests relying on HIV-1 antibodies to 12 days. We believe that NAT reduces the window period for HCV detection from about 70 days for tests relying on HCV antibodies to approximately 10 to 14 days.

Industry Growth Trends

      Adoption of amplified screening technology. We believe that the market for clinical diagnostic products for the detection of non-viral microorganisms, particularly STDs, will expand due to the adoption of amplified screening technology. Target amplification is particularly advantageous when screening for the presence of a microorganism when the level of that microorganism in clinical samples might be insufficient to permit detection with other methods. While many potential carriers of STDs forego diagnosis due to the current invasive methods of testing, we believe amplified NAT technology, which can use samples collected non-invasively such as urine, will expand screening of high-risk populations and asymptomatic individuals. We believe expansion of the screening of these populations will be accelerated by adoption of guidelines by the Health Plan Employer Data and Information Set, or HEDIS, an organization that provides information about, and recommendations to, managed health care organizations, that call for routine screening of certain populations, such as women between the ages of 15 and 25, to improve early detection and treatment of chlamydia.

      Advances in automated testing. We believe that the introduction of automated instrumentation, such as the TIGRIS system we are currently developing, will facilitate growth in both the clinical diagnostics and blood screening segments of the NAT market. It is becoming increasingly difficult for clinical laboratories to recruit and retain skilled laboratory technologists. Within the STD segment, we anticipate that demand will increase as the technology is applied to diagnose new target viral microorganisms, including human papilloma virus, which has been linked to cervical cancer, and herpes virus. The rate of market growth for testing additional STD-related microorganisms will depend heavily upon automation as well as continuing advances in testing methodologies that address the issues of specificity, sensitivity, contamination, ease of use, time to results and overall cost effectiveness.

      Additionally, we believe there will be significant demand for automation if blood collection centers begin the screening of individual blood donations rather than the testing of pooled samples, in an effort to further improve the safety of the nation’s blood supply. Individual unit screening at larger blood centers currently is impractical without automated instrumentation because of the throughput limitations of current semi-automated instruments. In addition, we believe automation will encourage adoption of additional blood screening tests, such as tests for HBV, West Nile virus, parvo B-19 and HAV.

      Increased focus on safety of blood supply. We believe blood collection centers will continue to focus on improving the safety of donated blood by adopting the most advanced blood screening technologies available. In addition, we believe that blood collection centers will seek to adopt individual donor testing, rather than the testing of pooled samples, as automated instrumentation technologies make such testing feasible.

      Growth in viral load testing. We expect increased monitoring of patients on anti-viral therapies to be a key factor in the growth of the market for NAT products. Anti-viral therapies are managed by periodic measurement of the level of the virus in a patient, known as the “viral load,” and the detection of viral sub-types when they are present. Monitoring the viral load can be used to determine when therapy is appropriate, to monitor therapy and to determine the optimal time for a change in therapy. The primary diseases that are the subject of viral load monitoring include HIV, HCV and HBV. Nucleic acid viral load tests for HIV have been widely adopted by clinical laboratories over the past six years, but we still expect significant market growth in the short-term because of the introduction of new therapies and increased testing worldwide. In addition, we expect significant increases in viral load testing for HCV in connection with the emergence of new anti-viral therapies for HCV. Numerous research programs exist today in anti-viral therapy, with novel anti-viral therapeutics in development that have the potential to produce corresponding diagnostic opportunities. As these therapies are developed, we expect a corresponding increase in demand for NAT products to monitor the effects of these products on the viral load.

      Development of emerging markets for NAT technology. We believe markets will continue to develop for new applications for NAT technology in both clinical and non-clinical fields. Among clinical fields, we believe NAT technology will be utilized in the areas of new analytes, such as the West Nile Virus, cancer diagnosis and pharmacogenomics. DNA probe diagnostics for hematological cancers already are growing steadily, but we believe that the greatest opportunity will be in the diagnosis, prognosis, high-risk screening and monitoring of solid tumors. New markers are being discovered at an ever-increasing rate, and we believe that once these markers have been clinically validated, there will be a large market for NAT-based cancer diagnostic products. We believe that NAT diagnostic assays will be used in the field of pharmacogenomics to screen patients prior to administering new drugs. The field of pharmacogenomics includes the study of the relationship between nucleic acid variations and an individual’s response to a particular drug. Many genetic variations are caused by a single mutation in nucleic acid sequence, a so-called “single nucleotide polymorphism,” or SNP. Individuals with a specific SNP in a drug metabolism gene may not respond to a drug or may have an adverse reaction to that drug because the body may not metabolize the drug in a normal fashion. We believe the emergence of pharmacogenomics and individually targeted therapeutics will create opportunities for diagnostic companies to develop tests to detect genetic variations that affect responses to drug therapies. Emerging non-clinical markets for NAT include food, beverage, bioterrorism and environmental testing. Today, these markets predominately use traditional methods for microbiological testing, such as culture. However, there is increasing demand for NAT technology to provide more rapid and efficient tests.

Our Competitive Strengths

      Our competitive strengths form the foundation for our business and position us to compete effectively within the NAT market.

Proprietary Core Technologies

      We believe that we have developed one of the broadest arrays of core NAT technologies in the industry. Our products incorporate these technologies, which, in combination, have significantly advanced NAT assays, making them more specific, more sensitive, easier to use and faster than products based on competing NAT technologies. For example, our proprietary Transcription-Mediated Amplification, or TMA, technology offers significant advantages over other available amplification methods, including Polymerase Chain Reaction, or PCR. We believe TMA technology allows our products to offer a higher degree of sensitivity, less risk of contamination and greater ease of use than our competitors’ amplification products. In the past, we have leveraged our core technologies to develop products that have achieved leading positions in new NAT markets, such as blood screening and tuberculosis testing. We plan to continue to use our core NAT technologies as a platform for the development of additional products addressing emerging segments of the NAT market.

Extensive Product and Intellectual Property Portfolio

      We believe that we are unique in offering our customers a broad portfolio of both non-amplified and amplified NAT assays, as well as multiple instrumentation platforms on which to perform our NAT assays. Our expertise in NAT products has enabled us to develop over 50 FDA-approved products for the detection of microorganisms causing infectious diseases. Our STD assays have become an industry standard, and in 2001 our product sales comprised 46% of the United States market for chlamydia and gonorrhea testing. In February 2002, we received FDA approval for our HIV-1/ HCV assay, which is currently utilized to screen over 72% of the United States donated blood supply for HIV-1 and HCV. Prior to FDA approval, our HIV-1/ HCV assay was used pursuant to Investigational New Drug, or IND, protocols. Our NAT assays currently are performed on our proprietary luminometers and our semi-automated Direct Tube Sampling, or DTS, instruments. Our products and technologies are covered by 332 United States and foreign patents, and we proactively pursue an aggressive patent strategy designed to protect both existing products and new innovations.

Innovative Product Research and Development

      We pioneered the development of the NAT market with our introduction of the first FDA-approved probe-based assays in 1985. As of December 31, 2002, our world-class research and development group, consisted of more than 160 employees, 68 of whom hold advanced degrees. From our PACE family of products to our amplified APTIMA Combo 2 assay, which can detect both gonorrhea and chlamydia infections in urine samples from symptomatic or asymptomatic patients, our scientists have developed proprietary assays that have brought significant innovation to the market for NAT clinical diagnostics. To complement these products, we have developed and continue to develop instrumentation technologies that enable our customers to increase throughput while improving accuracy in a cost-effective manner. We currently are developing what we believe to be the world’s first fully automated NAT instrument system, known as the TIGRIS. Our current initiatives aimed at applying our core NAT technologies to viral diagnostic detection and blood screening are consistent with our philosophy of designing innovative products to meet the existing needs of our customers as well as the emerging needs of new markets.

Brand Recognition

      We believe that we benefit from significant brand name recognition and customer loyalty among laboratories and physicians in the market for NAT assays. We believe our history of technological innovation, quality manufacturing, comprehensive sales capabilities and commitment to customer support has resulted in customer satisfaction and retention. We estimate that greater than 90% of our STD product sales during 2002 were to repeat customers. We believe that our brand name also facilitates market acceptance of our new products, providing us with opportunities for growth. Our selection in 1998 by The American Red Cross as its sole source for NAT assays for blood screening is an example of our standing in the industry.

Sales and Technical Support Capabilities

      As of December 31, 2002, our direct sales force consisted of approximately 38 representatives and a 14-member technical field support group. We believe that these individuals comprise one of the most knowledgeable and effective sales and support organizations in the molecular diagnostics industry. Our sales representatives have an average of over 13 years of overall sales experience, with an average of 6 years focused on sales of NAT products. We view our long-standing relationships with laboratory customers and the value-added services that our sales force and technical field specialist group offer, including technical product assistance, customer support and new product training, as central to our success in the United States clinical diagnostics market. We complement our sales force with leading international distributors and the direct sales organizations of our collaborative partners.

Regulatory, Clinical and Quality Assurance Experience

      Our products, design control and manufacturing processes are regulated by numerous third parties including the FDA, foreign governments, independent standards auditors and customers. Our team of nearly 100 regulatory, clinical and quality systems professionals has successfully led us through multiple quality and compliance audits. In addition, we have designed and built our two state-of-the-art manufacturing facilities to comply with the highest FDA and quality standards. We began production in our blood screening product manufacturing facility in 1999. This facility meets the strict standards set by the FDA’s Center for Biologics Evaluation and Research, or CBER, for the production of blood screening products. In addition, we have obtained ISO 9001 and EN 13485 certification from the TUV. We believe our expertise in regulatory, clinical and quality assurance and our state-of-the-art manufacturing facilities enable us to efficiently and effectively design, manufacture and secure approval for new products and technologies that meet the rigorous standards set by governing bodies and our customers.

Our Growth Strategy

      We have successfully created and maintained a leadership position in the NAT testing market. From this strong position, we plan to grow our business through the following strategies:

Establish Leadership Positions in New Markets by Leveraging Our Core Technologies

      We have had a successful track record in identifying new market opportunities and becoming the market leader in a number of NAT testing segments by providing innovative product solutions based on our proprietary technology base. In the past we have utilized our patented technology portfolio, innovation and market development expertise to establish leadership positions in a number of areas including chlamydia, gonorrhea and tuberculosis testing. Our ability to strategically identify and assume leadership roles in new markets was most recently evidenced by our entrance into the blood screening market. We successfully developed the first FDA-approved NAT assay for HIV-1/ HCV detection, which is currently used to screen approximately 72% of the United States donated blood supply. We are currently exploring opportunities and expect to develop new products for emerging NAT markets. We are developing our first cancer-related product, a TMA-based assay for the detection of chronic myelogenous leukemia. In the industrial market, we have developed a NAT assay for Listeria monocytogenes, a food pathogen, that is used by the dairy industry in Europe, and a NAT assay for mycoplasma that is used by tissue culture facilities to detect for contamination of cell lines. We are also evaluating additional product opportunities in bioterrorism, pharmacogenomics, food and industrial water testing.

Deliver Proprietary Automated and Fully Integrated Systems for NAT Assays

      We will continue to develop instruments that complement our established product lines in clinical diagnostics and blood screening. For example, we are developing the TIGRIS instrument system, which we believe will be the world’s first fully automated NAT instrument system. The TIGRIS system should significantly reduce the time, labor costs, risk of contamination and complexity associated with performing NAT assays and blood screening. We believe that the increased utility of this platform will lead to significant advances in both the clinical diagnostics and blood screening markets. The automation and throughput of the TIGRIS system will enable blood collection centers to process the large testing volumes necessary to screen each individual unit of donated blood for the presence of life-threatening viruses. In addition to the TIGRIS system, we currently are developing other next-generation systems to meet customers’ needs for increased productivity. Ultimately, we believe this approach of providing our customers with the latest generation of systems solutions will allow us to sustain and reinforce the market position and brand recognition that we have established.

Expand Our Menu of NAT Probe Assays through Innovative Research and Development

      We will continue to use a systems approach to product development, which involves combining elements of our core technologies to create products that best meet our customers’ needs. For example, our APTIMA Combo 2 assay, which was launched in August 2001, integrates over 20 of our proprietary technologies. By understanding how our technologies complement one another and by combining reagents in our new products, we will be able to capitalize on the substantial product development work that went into some of our prior products. We believe that this approach will reduce development cycle times for our new products. We also believe that our experience in bringing over 50 FDA-approved products to market will help enable us to bring new products to the market. This, in turn, will help us expand our menu of clinical diagnostic and blood screening products available to be performed on the instruments we place with our customers.

Pursue Future Licensing and Acquisition Opportunities

      We historically have supplemented our internal research and development efforts by obtaining licenses to new technologies. To maintain our leadership position in NAT testing, we intend to selectively obtain rights to new technologies through licenses and acquisitions. For us to enter emerging NAT markets such as pharmacogenomics and cancer testing, we may need to obtain rights to new technologies and genetic markers for diseases as these markers are discovered and clinically validated by third parties.

Expand Collaborative Relationships to Accelerate New Product Development and Enhance Our Global Marketing Capabilities

      We will pursue collaborative relationships that enable us to implement our strategies, particularly with respect to the development of new products and entry into new markets. We seek to partner with industry leaders who can offer access to intellectual property or who can complement our commercialization capabilities by distributing co-developed products through their sales organizations. For example, our collaboration with Chiron for the blood screening market has allowed us to combine our NAT technology with Chiron’s patent portfolio relating to HCV and to leverage Chiron’s marketing and sales resources.

Technology

      Nucleic acids store and transfer genetic information in all living organisms. The two main types of nucleic acids are deoxyribonucleic acid, or DNA, and ribonucleic acid, or RNA. DNA functions as a stable repository of genetic information, while RNA typically serves to transfer the information stored within DNA to the cell’s machinery for making proteins.

      DNA and RNA are both composed of chains of chemical subunits called nucleotides. There are four types of nucleotides in DNA, which differ in one chemical part called a base. The four different bases are: adenine, thymine, guanine and cytosine (abbreviated A, T, G and C). These four nucleotides form the building blocks of all DNA. The sequence of the individual A, T, G and C nucleotides in a DNA molecule encodes the genetic information that instructs the cell how to make particular proteins. Because DNA sequences determine which proteins a cell will make, it is differences in their DNA sequences that make the cells of one organism differ from the cells of another.

      Most DNA in cells exists in the form of a double-stranded structure that resembles a twisted ladder. In double-stranded DNA, the nucleotides on opposite sides of the ladder are always paired in a precise way. An “A” nucleotide binds only to a “T” nucleotide on the opposite strand, and vice versa. Likewise, a “G” nucleotide binds only to a “C” nucleotide, and vice versa. Each combination of an “A” nucleotide with a “T” nucleotide (or a “C” with a “G”) is referred to as a “base pair.” The way in which each type of nucleotide binds only to one other type of nucleotide is called “complementary base pairing.” As a result of complementary base pairing, the sequence of nucleotides on one strand of a DNA molecule necessarily determines the sequence of nucleotides on the opposite strand.

      The “attraction” of a nucleotide sequence to its complementary sequence allows a scientist to use pieces of nucleic acid as probes to detect the presence of a target nucleic acid in a test sample. If two complementary pieces of DNA (or RNA) are present in a solution under the right conditions, the complementary bases will come together and bind to form double strands. This method is commonly known as “nucleic acid hybridization.” Nucleic acid hybridization techniques can be applied in a diagnostic test to detect an infectious organism (the target organism) by the use of a probe that is designed to bind specifically to a nucleic acid sequence known to be unique to the target organism. The sample suspected of containing the infectious organism is treated to break open the organism, release its nucleic acids into the solution, and render them single-stranded, if necessary. The specific probe is then added, and conditions conducive to hybridization are established.

      If the target organism is present in the sample, the probe should bind to the target organism’s nucleic acids because the sequence of the probe has been designed to be complementary to them. By attaching a detectable label to a probe, scientists are able to determine how much, if any, probe has bound to sequences from the target organism.

Our Proprietary NAT Technologies

      We have developed technologies that make NAT assays practical and effective for commercial use, thereby overcoming many of the limitations of previous DNA probe assays that restricted their use to research laboratories. Our products incorporate a combination of patented technologies that have significantly advanced NAT assays, making them more specific, more sensitive, easier to use and faster than products based on competing technologies. These technologies include the following:

•	targeting of ribosomal RNA,

•	target capture technology,

•	Transcription-Mediated Amplification technology, and

•	chemiluminescent detection using Hybridization Protection Assay and Dual Kinetic Assay technologies.

      Together, these technologies have allowed us to commercialize new diagnostic tools that provide results in hours instead of days or weeks. This has led to quicker time to result and diagnosis, thereby making a difference in patient treatment and outcome.

      Targeting Ribosomal RNA. We have developed and patented a technique that detects and identifies organisms by targeting their ribosomal RNA, or rRNA. The major benefits in targeting rRNA include the following:

•	Each cell contains up to 10,000 copies of rRNA, as compared with only a few copies of DNA. Most NAT assays target DNA, which is present in only one or two copies in each target organism cell. By using a probe that hybridizes to rRNA, the sensitivity of the test is increased thousands of times because there is much more rRNA target present than DNA target. This has allowed us to develop indirect and direct probe tests that are used with cultured samples or samples drawn directly from the patient. Because of our patented rRNA technology, we are the only company able to offer convenient and sensitive non-amplified NAT assays for the detection of non-viral microorganisms.

•	The high number of rRNA targets also offers significant advantages when target-amplified assays are used. When very small numbers of organisms are present in a sample, they may not be present in the portion of the sample used for the assay, despite being present in the sample. This would result in a negative test result. By breaking open the organisms prior to sampling, the multiple copies of rRNA targets are dispersed throughout the sample volume and the likelihood of detecting them is increased many fold. Thus, the likelihood of obtaining a false negative result is significantly less than is the case when single-copy DNA targets are used.

•	rRNA molecules naturally exist as single strands that can directly hybridize with our chemiluminescent labeled DNA probes. This is in contrast to most DNA targets, which exist as double strands that must be separated before a probe can bind. These separated DNA strands tend to hybridize to each other rather than to the DNA probe, thus limiting the amount of DNA probe that can bind and the overall sensitivity of the test.

•	rRNA molecules are present in all bacteria, fungi and parasites. This gives us the ability to design diagnostic products for any emerging infectious diseases caused by these pathogens.

      Target Capture Technology. Detection of target organisms that are present in small numbers in a large-volume clinical sample requires that target organisms be concentrated to a detectable level. One way to accomplish this is to isolate the particular nucleic acid of interest by binding it to a solid support, which allows the support, with the target bound to it, to be removed from the original sample. We refer to such techniques as “target capture.”

      We have developed target capture techniques to immobilize nucleic acids on magnetic beads by the use of a “capture probe” that attaches to the bead and to the target nucleic acid. We use a magnetic separation device to concentrate the target by drawing the magnetic beads to the sides of the sample tube, while the remainder of the sample is washed away and removed from the reaction tube. We use these techniques in conjunction with our patented amplification methods in our current generation of amplified assays. When used in conjunction with our patented amplification methods, target capture techniques concentrate the target organisms and also remove materials in the sample that might otherwise interfere with amplification.

      Target capture offers the following benefits:

•	Concentration of target organisms from large volume samples, without the need for centrifugation steps,

•	Elimination of potential inhibitors of amplification,

•	Increased ability to test a variety of clinical samples, including urine and blood,

•	Capture of multiple targets by using capture probes that hybridize to one or more specific nucleic acid sequences, and

•	Enhanced specificity through selective capture of target and removal of contaminants that may produce a false positive signal.

      Transcription-Mediated Amplification. The goal of amplification technologies is to produce millions of copies of the target nucleic acids that are present in samples in small numbers, which can then be detected using DNA probes. Amplification technologies can yield results in only a few hours versus the several days or weeks required for traditional culture methods.

      Most amplification-based NAT assays utilize a technology known as Polymerase Chain Reaction, or PCR, to amplify DNA. With additional steps, PCR also can be used to amplify RNA. Since most organisms contain only one or two copies of DNA, there are fewer target molecules to initiate amplification when DNA targets are used, and sometimes amplification does not begin at all. In such cases, assays using PCR can fail to produce results. PCR also uses repeated heating and cooling steps requiring complex and expensive thermocyclers. Because PCR produces large amounts of DNA, which is a stable molecule, there is an increased risk of cross-contamination from one PCR assay to another, potentially leading to a high number of false positive results. The increased complexity, cost of thermocyclers and risk of contamination have prevented many clinical laboratories from adopting PCR.

      Our patented TMA technology is designed to overcome the many problems faced with other target amplification methods such as PCR. TMA is a transcription-based amplification system that uses two different enzymes to drive the process. The first enzyme is a reverse transcriptase that creates a double-stranded DNA copy from an RNA or DNA template. The second enzyme, an RNA polymerase, makes thousands of copies of the complementary RNA sequence, known as the “RNA amplicon,” from the double-stranded DNA template. Each RNA amplicon serves as a new target for the reverse transcriptase and the process repeats automatically, resulting in an exponential amplification of the original target that produces over a billion copies of amplicon in less than 30 minutes.

      TMA offers the following benefits:

•	The TMA process takes place in one tube at one temperature without the need of expensive thermocyclers required by PCR. All reagents are added to the tube and nothing is removed. This makes the test simpler to use and suitable for automation, and it minimizes the possibility of carry-over contamination and false positive test results,

•	TMA is very robust and often can be used with clinical samples with little or no purification,

•	The RNA nucleic acid that is synthesized in the TMA reaction is much more labile when outside the reaction tube and in the lab environment than the DNA that is produced in the PCR method. This reduces the possibility of carry-over contamination, and

•	TMA is able to amplify RNA and DNA targets, whereas PCR requires additional reagents and steps to amplify RNA.

      Chemiluminescent Technologies and Hybridization Protection Assay. Our DNA probes use chemiluminescent acridinium esters, or AE molecules, that generate light as a label for detection. The AE technology is much more sensitive than fluorescence or absorbance techniques used by our competitors. When AE-labeled DNA probes are mixed with chemical activators, a light signal is produced. Many DNA probe assays and immunoassays use enzyme or radioisotope labels. Assays that use enzyme-labeled DNA probes are complex and can be inhibited by contaminants present in the sample. Radioisotopes offer a strong signal but are difficult to handle, difficult to dispose of and dangerous because they give off harmful radiation.

      We have simplified testing, further increased test sensitivity and specificity and increased convenience with our patented Hybridization Protection Assay, or HPA, technology. With HPA, we introduced the first NAT assay that did not require the cumbersome wash steps needed with conventional probe tests and immunoassays. In the HPA process, the AE molecule is protected within the double-stranded helix that is formed when the probe binds to its specific target. Prior to activating the AE molecule, known as “lighting off,” a chemical is added that destroys the AE molecule on any unbound probes, leaving the label on the bound probes unaffected. When the “light off” reagent is added to the specimen tube, only the label attached to the hybridized probe produces a signal indicating the target organism’s DNA or RNA is present. All of these steps occur in a single tube or microtiter plate and without any wash steps.

      Our Dual Kinetic Assay, or DKA, technology uses two types of AE molecules — one that “flashes” and another one that “glows.” By using DKA, we have created NAT assays that can detect two separate targets simultaneously.

      APTIMA Technology. We have combined target capture, TMA and DKA together into an integrated family of technologies known as APTIMA. APTIMA assays represent the latest generation of nucleic acid amplification testing, simplifying sample handling, minimizing contamination and allowing for the simultaneous detection of two analytes in one tube. APTIMA thereby increases assay performance, reduces laboratory costs and improves laboratory efficiency. APTIMA assays offer the only single-tube testing approach for modern clinical laboratories. We believe APTIMA technology will accommodate true walk-away automation, allowing hundreds of specimens to be tested by an individual technician in a single run.

Our Products

      We have applied our core technologies to develop multiple product lines, all of which utilize our expertise in NAT probes, sample collection and processing. We categorize our products into clinical diagnostic products and blood screening products.

Clinical Diagnostic Products

      Within our clinical diagnostic product group, we have developed products for the detection of non-viral and viral microorganisms.

      Clinical Diagnostic Products for the Detection of Non-Viral Microorganisms. We have developed FDA-approved amplified and non-amplified NAT assays that detect non-viral microorganisms. We have established a market-leading position in non-amplified NAT assays, particularly with respect to assays for the detection of chlamydia and gonorrhea, and we have obtained FDA approval for an amplified STD test to compete in that market segment.

      Our principal products for the detection of non-viral microorganisms include our non-amplified AccuProbe and non-amplified PACE family of products and our amplified Mycobacterium Tuberculosis Direct Test and amplified APTIMA Combo 2 product.

Clinical Diagnostic Products for the Detection of Non-Viral Microorganisms

			FDA	Commercial
Product Line	Principal Technology	Target Microorganism	Clearance/Approval	Distribution

AccuProbe Culture Identification	Non-amplified detection of rRNA from culture isolate by Hybridization Protection Assay
Blastomyces dermatitis
Campylobacter
Coccidioides immitis
Enterococcus
Histoplasma capsulatum
Haemophilus influenzae
Group B Streptococcus
Group A Streptococcus
Mycobacterium avium
  Complex
Mycobacterium avium
Mycobacterium gordonae
Mycobacterium intracellulare
Mycobacterium kansasii
Mycobacterium tuberculosis
Neisseria gonorrhoeae
Streptococcus pneumoniae
Staphylococcus aureus
Listeria Monocytogenes

September 1990
November 1989
October 1990
November 1989
February 1990
March 1990
November 1989
November 1990
May 1990
August 1990
April 1990
August 1990
November 1990
April 1990
November 1989
August 1990
August 1990
June 1990
Gen-Probe — North America bioMérieux, Rebio Gen and other distributors — Rest of World

GASDirect	Non-amplified detection of rRNA from a swab sample by Hybridization Protection Assay	Group A Streptococcus	March 1994	Gen-Probe — North America bioMérieux, Rebio Gen and other distributors — Rest of World

PACE Product Family	Non-amplified detection of rRNA from patient sample by Hybridization Protection Assay	Chlamydia trachomatis and Neisseria gonorrhoeae, including combined detection	PACE — December 1987 PACE 2 — April 1992 PACE 2C — October 1994	Gen-Probe — North America bioMérieux, Rebio Gen and other distributors — Rest of World

Mycobacterium Tuberculosis Direct Test (or MTD)	Transcription- Mediated Amplification of rRNA in patient sample and detection by Hybridization Protection Assay	Mycobacterium tuberculosis	December 1995	Gen-Probe — North America bioMérieux, Rebio Gen and other distributors — Rest of World

			FDA	Commercial
Product Line	Principal Technology	Target Microorganism	Clearance/Approval	Distribution

APTIMA Combo 2	Target Capture, Transcription-Mediated Amplification of rRNA and detection by Dual Kinetic Assay	Chlamydia trachomatis and Neisseria gonorrhea in swab specimens and urine samples from symptomatic and asymptomatic males and females	May 2001	Gen-Probe — North America Rebio Gen — Japan

APTIMA CT ASR, APTIMA GC ASR	Target Capture, Transcription- Mediated Amplification of rRNA and detection by Dual Kinetic Assay	Chlamydia trachomatis and Neisseria gonorrhea	Not required	Gen-Probe — U.S.

      AccuProbe Products. Our AccuProbe Culture Identification products are powerful tools for the identification of mycobacterial, fungal and bacterial pathogens, with sensitivities and specificities approaching 100% in most cases. These products allow for the detection of target organisms from primary cultures, eliminating the additional labor of purifying secondary cultures. All AccuProbe Culture Identification assays are based on our HPA technology.

      All of our AccuProbe Culture Identification tests follow a standard format and use common reagents and do not require highly trained technical personnel. Results are obtained utilizing our luminometers, which are easy to use and offer precise readings. In addition, the convenient packaging provides extended stability and shelf life.

      As part of our AccuProbe Culture Identification product line, we also have developed a procedure to detect Group B Streptococcus from broth culture. The assay demonstrates near 100% sensitivity and specificity when testing broth samples after 24 hours of incubation. Our products address the market need for a more rapid, direct test procedure for GBS that can be used to effectively screen women during pregnancy and to provide prompt results when testing is performed just before delivery.

      Group A Streptococcus Direct. The Group A Streptococcus Direct Test, or GASDirect, assay is a rapid NAT assay for the direct detection of Streptococcus pyogenes in one hour from a throat swab. Sensitivity and specificity are equivalent to culture methods taking 72 hours to complete and are higher than the rapid membrane antigen tests often used in physician offices. The test provides fast and accurate results, eliminates subjective interpretation by the laboratory technician, and aids physicians in making more informed treatment decisions. The product’s ease of use enables efficient batch testing. An automatic pipetting option offers the availability of greater workflow economies and laboratory productivity.

      PACE Product Family. In 2001, our STD products accounted for 46% of the United States market for chlamydia and gonorrhea testing. Our NAT assays have proven to be more sensitive and specific than traditional enzyme immunoassay methods. The PACE 2 System currently is the major clinical diagnostic product line we manufacture and sell. Our PACE 2C is the first advanced NAT product to offer the convenience of testing for both chlamydia and gonorrhea infections from a single patient specimen. This feature eliminates the need to collect separate specimens and the need to transport the specimens under different conditions. The PACE 2C continues to meet the needs of today’s clinical laboratories that prefer a cost-effective, non-amplified NAT assay for routine screening for chlamydia infections and gonorrhea. Other products in the PACE 2 product line include individual tests to detect and confirm both chlamydia infections and gonorrhea. The PACE product family also includes the PACE Specimen Collection kits for endocervical and urethral specimens.

      Sales of our PACE family of assays accounted for 44% our total revenues in 2002, 57% of our total revenues in 2001 and 63% of our total revenues in 2000.

      Mycobacterium Tuberculosis Direct Test. Amplification is particularly important when detecting pathogens present at low levels, as is often the case with tuberculosis. Culture tests for TB can take 6 to 8 weeks for a preliminary result, often resulting in a patient not receiving appropriate treatment on a timely basis or receiving unnecessary treatment. Our amplified Mycobacterium Tuberculosis Direct, or MTD, test has sensitivity similar to a culture test but can detect the TB pathogen within a few hours. The test is performed directly on a patient sample, and can be used to quickly differentiate between TB and other mycobacteria, resulting in quicker isolation and treatment of an infected patient.

      Our amplified MTD assay was initially approved by the FDA in December 1995. Additional applications of the test were subsequently approved. Our MTD assay was the first amplified NAT assay for obtaining same day results from sputum samples.

      APTIMA Combo 2. To meet market demand for amplified STD assays, we have developed our APTIMA Combo 2 assay, which received FDA approval in May 2001 and was launched commercially in August 2001. Acceptance of first generation amplified tests has been adversely affected by the complexity of the methodology and the lack of a format adequate for use in the average laboratory. We believe APTIMA Combo 2, which uses second generation amplification technologies, will allow us to overcome these barriers. The test offers superior performance and ease of use, including its use of a piercable cap that eliminates the need to uncap samples prior to testing and a sample transport medium that preserves the integrity of the sample for weeks at room temperature. We also believe it currently is the only NAT assay that can be used to accurately screen urine samples for chlamydia infections and gonorrhea with the same sensitivity as seen from cervical and urethral samples.

      We believe the assay is ideally suited to test specimens from both symptomatic and asymptomatic individuals. Symptomatic individuals typically have large amounts of the microorganism present at the infection site, while patients who are asymptomatic typically have much lower levels of the microorganism present at the infection site. APTIMA Combo 2 has the sensitivity and specificity to detect chlamydia infections and gonorrhea from both symptomatic and asymptomatic individuals.

      In addition to amplification technology, our APTIMA Combo 2 assay utilizes the latest versions of our core technologies, including target capture, HPA and DKA. APTIMA Combo 2 will qualitatively detect and differentiate rRNA from Chlamydia trachomatis and Neisseria gonorrhoeae bacteria. This continues the “one test, two results” advantage we first provided with our PACE 2C non-amplified assay for chlamydia infections and gonorrhea. We believe we are in a unique position to provide both amplified and non-amplified assays for these infections. This allows us to compete in all segments of the STD testing market and to provide the appropriate NAT solution to meet the needs of many different customers.

      We believe that APTIMA Combo 2 will be the first clinical diagnostic assay to be performed on the fully automated TIGRIS instrument when that system is introduced. APTIMA Combo 2 will continue to be performed on our existing instrumentation, including our semi-automated DTS instruments, until the TIGRIS system is available.

      Aptima CT ASR and Aptima GC ASR. We have also developed individual analyte specific reagents, or ASRs, to separately detect the presence of Chlamydia trachomatis and Neisseria gonorrhoeae. ASRs comprise a category of in vitro diagnostic reagents to bridge the gap between research and assays that have received FDA approval. The FDA has created a series of regulations governing these reagents. ASRs use a collection of specific reagents that, when combined with general purpose reagents, give clinical diagnostic testing laboratories the ability to build diagnostic tests often referred to as “home-brew” tests. ASRs allow diagnostic companies to deliver reagents to the market rapidly as most ASRs are exempt from FDA submissions.

      Clinical Diagnostic Products for the Detection of Viral Microorganisms. In 1996, we were selected by the National Heart, Lung and Blood Institute of the National Institutes of Health, or NIH, to develop reagents and instrumentation for the blood donor screening market using our core technologies. We completed our development of the NAT assays for HIV-1 and HCV for blood screening contemplated by the NIH contract in February 2002. Our work under the NIH contract also launched us into development of products for the detection of viral microorganisms in the clinical diagnostic market. We produce qualitative diagnostic tests that can determine whether the virus is present, and quantitative tests that can determine the amount of the virus. We received FDA approval of our qualitative HCV assay in November 2002.

Clinical Diagnostic Products for the Detection of Viral Microorganisms

		Target	FDA	Commercial
Product Line	Principal Technology	Microorganism	Clearance/Approval	Distribution

Qualitative HCV Test	Target Capture, Transcription- Mediated Amplification of viral RNA, detection by Dual Kinetic Assay	HCV	November 2002	Bayer — Worldwide

ASR Reagents for Quantitative HCV Testing	Target Capture, Transcription- Mediated Amplification of viral RNA, detection by Hybridization Protection Assay	HCV	Not required	Bayer — U.S.

      Qualitative HCV Test. We have developed an amplified TMA assay for the qualitative detection of HCV based on the same technology used in our FDA-approved HIV-1/ HCV assay for screening donated blood. In collaboration with Bayer, we completed clinical trials in the United States for this assay in February 2002, and in November 2002, we received pre-market approval from the FDA. Bayer currently distributes this assay under the trademark VERSANT in the United States and other international markets under our collaboration agreement.

      ASR for Quantitative HCV Test. We also have developed, through our collaboration with Bayer, ASRs to quantitatively determine the amount of HCV present in a sample. Our ASRs are currently provided by Bayer to Quest Diagnostics Incorporated, a leading national diagnostics company. If we determine that there is sufficient demand for these reagents, we will consider the development of a fully approved FDA product in the future.

      Our viral diagnostic assays currently are run on our semi-automated instruments incorporating components of our DTS system.

Blood Screening Products

      In 1996, the National Heart, Lung and Blood Institute of the NIH selected us to develop reagents and instrumentation for the blood donor screening market based on our core technologies. Under our agreement with the NIH, we developed our NAT assay for the simultaneous detection of HIV-1 and HCV, incorporating our core technologies of target capture, TMA and DKA.

Blood Screening Products

			FDA	Commercial
Product Line	Principal Technology	Target Microorganism	Clearance/Approval	Distribution

Procleix HIV-1/ HCV Assay	Target Capture, Transcription- Mediated Amplification of viral RNAs, detection by Dual Kinetic Assay	HIV-1 and HCV in donated blood	February 2002	Chiron — Worldwide

      In 1998, in collaboration with Chiron, we were selected by The American Red Cross to provide it with an HIV-1/ HCV assay for testing pooled blood samples under an IND filed with the FDA. The Red Cross is the largest supplier of blood, plasma and tissue products in the world. The Red Cross provides almost half of the nation’s whole blood supply of 3 million units by working with more than 4.5 million donors and 3,000 hospitals through its 38 region national network. The Gen-Probe/ Chiron collaboration subsequently entered into similar arrangements with America’s Blood Centers and American Independent Blood Centers. As a result of these and other implementations, approximately 99% of the nation’s blood supply is being screened with NAT and approximately 72% of this screening is being done with the Gen-Probe/ Chiron Procleix HIV-1/ HCV assay. Procleix assays supplied under the IND were delivered on a cost recovery basis.

      Testing by these organizations under the IND started in June 1999 and pivotal clinical trials were completed in 2000. The completion of these trials allowed us to submit a BLA to the FDA for the HIV-1/ HCV assay, which the FDA approved in February 2002. As a result of FDA approval, Chiron began in the second quarter of 2002 to sell the assay at commercial prices to United States customers, which resulted in our recognizing increased revenues. The HIV-1/ HCV assay has received approval in the United States, some European countries, and in Asia. Regulations adopted by the European Union require all in vitro diagnostic products, including our HIV/ HCV blood screening assay, to be registered and receive “CE” mark approval by December 7, 2003. We received CE mark approval for the blood screening assay in February 2003 and we anticipate the release of the first CE-marked blood screening assays in the summer of 2003.

      As noted above, blood collection centers currently screen donated blood by taking samples from separate units and then conducting a probe-based test on the pooled samples. The Procleix system, which currently is performed on a version of our DTS instrumentation, provides sufficient throughput for screening pooled samples of donor blood. However, we believe that the FDA will ultimately require testing of each unit of blood individually. Testing each unit individually is currently impractical without fully automated instrumentation. Accordingly, we are investing in the development of the TIGRIS system, which we believe will provide the automation necessary to facilitate the adoption of individual donor testing. In addition, we are developing an assay for the simultaneous detection of HIV-1, HCV and HBV, which we believe will further drive demand for our blood screening products.

Emerging Diagnostic Applications

      We believe that our NAT technology and our instrumentation are well suited for numerous emerging applications. We have developed our first cancer-related product, a TMA-based assay for the detection of chronic myelogenous leukemia, or CML, that has been approved in Japan. In the United States, we have developed the product as an ASR reagent to allow clinical diagnostic laboratories to build their own assays for CML. We believe that the sensitivity and specificity provided by our technologies will allow us to develop additional products that can be used for detecting and monitoring the expression of the genes involved in cancer.

      In the industrial market, we have developed a NAT assay to detect the bacterium Listeria monocytogenes from a cultured sample. We received FDA approval for this product in June 1990. Listeria is a food pathogen, and our assay is used by the dairy industry in Europe to monitor for listeria contamination. We also have developed a test for mycoplasma that is used by tissue culture facilities in the industrial and research markets to detect contamination of cell lines and culture media. We are also evaluating additional product opportunities in bioterrorism, food and water testing.

      In addition, we also are conducting research studies to demonstrate the feasibility of our technology to detect genetic markers that might be useful as indicators of a patient’s predisposition to some disease states and also in the prediction of a patient’s responsiveness to a particular therapy. We are evaluating the market potential of these new products and we believe that if we successfully introduce one or more of these products, it should have a meaningful impact on our financial performance.

Instrumentation

      We have developed and continue to develop instrumentation and software that are designed specifically for performing our NAT assays. We also provide technical support and instrument service to maintain these systems in the field. Historically, we have provided our instrumentation to laboratories and hospitals without requiring them to purchase the equipment or enter into an equipment lease. Instead, we recover the cost of providing the instrumentation in the amounts we charge for our diagnostic assays. We have begun to implement multi-year sales contracts that have an equipment factor set forth in them. By placing our proprietary instrumentation systems in laboratories and hospitals, we can establish a platform for future sales of our assays.

      For instruments that will be used for blood screening or in connection with our collaboration with Bayer, we sell the instrumentation to Chiron and Bayer, and they are responsible for the placement, maintenance and repair of the units with end customers. We record the revenue associated with the delivery of our proprietary integrated instrument platforms to customers in product sales. The costs associated with the instrument are charged to cost of sales on a straight-line basis over the estimated life of the instrument, which ranges from three to five years. The costs to maintain these systems in the field are charged to operations as incurred.

Luminometers

      We first introduced the LEADER series of luminometers, designed in conjunction with MGM Instruments, Inc., for use with our PACE and AccuProbe products and, more recently, the APTIMA product line. Utilizing advanced chemiluminescent detection, our luminometers provide high sensitivity, speed, accuracy and ease-of-use. Currently there is an installed base of over 4,000 of our luminometers worldwide. The LEADER series can accommodate the throughput needs of low-volume testing laboratories. We have no firm, long-term commitments from MGM Instruments to supply products to us for any specific period, or in any specific quantity, except as may be provided in a particular purchase order. No FDA or foreign governmental approval is required to sell our current LEADER series of luminometers.

Direct Tube Sampling System (formerly eSAS)

      As we enter into new markets and opportunities, we continue to develop instrument platforms with outside vendors to support our NAT assays. The latest instrument line to be released is the Direct Tube Sampling, or DTS, system. Chiron markets a version of the DTS system, which was formerly known as eSAS, for use in blood screening under the Procleix trademark. The version of the DTS system that Chiron markets has received FDA approval and foreign governmental approval in the countries where our blood screening products are sold. Bayer markets systems comprised of components of the DTS system for HCV clinical diagnostic assays. The systems that Bayer markets do not require FDA or foreign governmental approval.

      The DTS 400 instrument system is a fully-integrated modular system for conducting our latest generation of NAT assays, including APTIMA Combo 2. It includes a magnetic particle separation and washing system (target capture system), temperature controlled incubators, a luminometer, software, on board bar code readers and computers. The DTS 1600 system adds the additional capabilities of an automated pipetting station and can process up to 800 specimens per day, resulting in 1,600 chlamydia and gonorrhea assay results per day for APTIMA Combo 2.

TIGRIS Instrument System

      We currently are developing the TIGRIS instrument system, which we believe will be the first instrument to completely automate NAT testing, for use in both the clinical diagnostic and blood screening markets. The TIGRIS system is intended to integrate and automate all the steps associated with our latest amplified NAT assays, including sample processing, amplification and detection. It is being designed to process up to 500 samples in an eight-hour shift or up to 1,000 samples per 12-hour shift.

      The TIGRIS system should significantly reduce the time, labor costs, risk of contamination and complexity associated with performing NAT assays and blood screening. The throughput of the TIGRIS system will be sufficient to allow high volume testing of individual blood donations, rather than pooled donor samples. In addition, we intend to develop additional NAT assays that can be performed on the

TIGRIS system. We believe that upon completion of development, the TIGRIS system will be utilized in clinical diagnostic laboratories and blood banks throughout the world.

      We successfully completed beta tests, which are customer evaluations, of the TIGRIS system for clinical diagnostic applications at the University of Alabama (Birmingham) in August 2002 and for blood screening applications with The American Red Cross in November 2002. We have not yet begun clinical trials on the TIGRIS instrument. The current development schedule calls for instruments to be installed at clinical trial sites by mid 2003 for clinical diagnostic trials and by the end of the fourth quarter of 2003 for blood screening applications. Due to the uncertainties associated with the development of a new and complex instrument, there can be no assurance that we will be able to accomplish these activities in accordance with the current schedule. In addition, we believe that Roche Molecular Systems, Abbott Laboratories and Becton Dickinson are also developing automated component systems that may be similar to ours.

      We anticipate that in the United States the TIGRIS instrument will be initially used in clinical diagnostic markets to conduct NAT assays that have been previously cleared by the FDA following clinical trials on our existing instrumentation. We expect that the clinical evaluation and FDA clearance of the TIGRIS system for use with approved clinical diagnostic assays will be limited to establishing the equivalency of the TIGRIS system to the instrumentation used in the original clinical trial. We believe the TIGRIS equivalency trials will be more limited in scope and cost less than the original trials. A full clinical trial will be required for the TIGRIS instrument with respect to blood screening applications.

Marketing and Sales

      We market our products to laboratories in the United States and Canada through our direct sales force. As of December 31, 2002, our sales force consisted of a staff of 30 field sales representatives, supervised by 3 regional managers and 5 corporate account representatives. We also support our sales efforts through a staff of 14 field technical representatives. Our sales representatives average over 13 years of selling experience, with an average of 6 years focused on sales of NAT products. Sales representatives principally focus on large accounts including large reference laboratories, public health laboratories and hospitals throughout the United States and normally do not focus on physicians. We continually educate our sales representatives on the technical and clinical merits of our products. We use sales meetings, technical on-line sales training and in-the-field training to ensure our sales representatives are properly informed about all areas of our product lines and selling processes.

Marketing Strategy

      The focus of our marketing strategy is to solidify awareness of the superiority of our technology, illustrate the cost effectiveness of this technology and continue to differentiate our products from those of our competitors. We intend to continue targeting our marketing efforts to various levels of laboratory and hospital management through research publications, print advertisements, conferences and the Internet. We attend various national and regional conferences throughout the year. Our web site is used for educating existing and potential customers about our assays and contains our entire directory of products, on-line technical materials and links to related medical sites.

Sales Strategy

      We concentrate our selling efforts on the management teams of laboratories and hospitals. Our sales representatives are able to recommend the appropriate business solution to meet the needs of our customers by presenting multiple NAT technology and instrumentation options.

      Our marketing department provides our sales representatives with a comprehensive database containing pertinent information on laboratory technology systems, key contacts and existing competition. Sales representatives are trained to find new market opportunities and provide diagnostic solutions to address unmet customer needs and to provide comprehensive after-sale product support. In addition, our field technical support group provides thorough training and ongoing technical support for all of our NAT products.

Distribution

      We have entered into a agreement for distribution of our microbial non-viral diagnostic products in Europe and various countries in Asia (other than Japan), Australia, South America and Mexico with bioMérieux. We have entered into an agreement for distribution of our microbial non-viral diagnostic products in Japan with Chugai Diagnostics Science, which was recently acquired by Fujirebio. Fujirebio renamed the company Rebio Gen, Inc. In other countries, we utilize independent distributors with experience and expertise in clinical diagnostic products.

      The viral diagnostic products we manufacture under our collaboration agreement with Bayer and the blood screening products we manufacture under our collaboration agreement with Chiron are marketed and distributed by those companies.

Customers

      The primary customers for our clinical diagnostic products include large reference laboratories, public health laboratories and hospitals. Our blood screening collaboration with Chiron accounted for 29.7% of our total revenues in the year ended December 31, 2002 and 17.3% of our total revenues for the year ended December 31, 2001. Our blood screening collaboration with Chiron is largely dependent on two large customers in the United States, The American Red Cross and America’s Blood Centers, but we did not receive any revenues directly from these entities. Chiron was our only customer that accounted for greater than 10% of our total revenues for the year ended December 31, 2002. In addition, Quest Diagnostics, Laboratory Corporation of America Holdings and various state and city public health agencies accounted for an aggregate of 26% of our total revenues for the year ended December 31, 2002 and 25.8% of our total revenues for the year ended December 31, 2001. Although state and city public health agencies are legally independent of each other, they tend to act similarly with respect to their purchasing decisions.

Corporate Collaborations and Strategic Arrangements

Agreement with Chiron Corporation

      In June 1998, we entered into a strategic alliance with Chiron to develop and market NAT-based products for the blood screening and clinical diagnostic markets. Chiron subsequently assigned the clinical diagnostics portion of the agreement to Bayer. The Gen-Probe/ Chiron alliance initially is developing, manufacturing and marketing the combination HIV-1/ HCV assay for qualitative screening of blood and blood products under the Procleix name. Additional blood screening assays may be developed through the collaboration. In the event that any third-party technology is needed to continue development under the collaboration agreement, costs for obtaining such third-party technology will be allocated among the parties.

      Our share of revenues from the initial HIV-1/ HCV assay is currently 43% and can range from 37% to 47.5% of revenues, depending on a number of conditions. We will receive 50% of the profits from any additional assays that are developed and distributed by the collaboration other than assays that include a test for HCV, as to which the original sliding scale will apply. From inception through December 31, 2002, we have recognized a total of $102.4 million in revenue under the collaboration agreement and have recorded $7.0 million in deferred license revenues.

      The collaboration agreement has a base term of 10 years from the first commercial sale of blood screening assays, which occurred in the first quarter of 2000. The agreement may be extended by the development of new products under the agreement, so that it will expire upon the later of the end of the base term or five years after the first commercial sale of the last new product developed during the base term. The agreement can be terminated by a party earlier if the other party materially breaches the agreement and does not cure following 90 days’ notice or if the other party becomes insolvent or declares bankruptcy.

      All rights and title to inventions discovered under the collaboration agreement belong to the party who developed the invention, or to both parties, if both parties developed the invention. However, if one party uses confidential information relating to the core technology of the other party to develop an invention that improves on, and whose use would infringe on, the core technology of the other party, then the other party will have the exclusive option to acquire all rights and title to the invention on commercially reasonable terms, except in certain situations where the invention will be jointly owned.

      On February 26, 2001, we commenced an arbitration proceeding against Chiron in connection with the blood screening collaboration. The arbitration related primarily to the propriety of various deductions from gross revenues made by Chiron prior to calculating Gen-Probe’s share of revenues and the parties’ respective shares of revenues received from The American Red Cross prior to FDA approval of the HIV-1/ HCV blood screening assay. Other disputed items included the parties’ respective obligations in connection with clinical trials of the HIV-1/ HCV blood screening assay and future assays, Chiron’s obligation to purchase blood screening assays in compliance with its forecasts and the parties’ respective obligations with respect to royalties to be paid on a patent license from a third party. During the fourth quarter of 2001, we negotiated a resolution to most of the disputed items, and in January 2002, we received $6.9 million in partial settlement of the claims. During the first quarter of 2002, we recognized $2.4 million of other income upon receipt of payment from Chiron related to the agreed matters, $3.9 million of deferred revenues for advance payments for product to be delivered and $0.6 million for other receivables. The arbitration proceedings did not result in any disruption in service to our blood screening customers. We are confident that any future disputes that arise between the companies will be resolved equitably through the dispute resolution procedures contained in the collaboration agreement.

Agreement with Bayer Corporation

      In 1998, following the execution of our agreement with Chiron, Chiron assigned the clinical diagnostic portion of the agreement to Bayer. Under the terms of our collaboration with Bayer, we will develop, manufacture and market NAT assays for viral targets and cancer markers in the clinical diagnostic market with Bayer. The collaboration initially is developing, manufacturing and marketing quantitative and qualitative assays for HCV. In the event that any third-party technology is needed to continue development under the collaboration agreement with Bayer, costs for obtaining such third-party technology will be allocated among the parties.

      Under the terms of this agreement, Bayer will pay us a combination of transfer prices and royalties on product sales. From inception through December 31, 2002, we have recognized a total of $7.1 million in revenue under our collaboration agreement with Bayer.

      The collaboration agreement has a base term of 10 years from the first commercial sale of a clinical diagnostic assay subject to the agreement, which occurred in the second quarter of 2000. The agreement may be extended by the development of new products under the agreement, so that it will expire upon the later of the end of the base term or five years after the first commercial sale of the last new product developed during the base term. The agreement can be terminated earlier if a party materially breaches the agreement and does not cure following 90 days’ notice from the non-breaching party or if a party becomes insolvent or declares bankruptcy.

      All rights and title to inventions discovered under the collaboration agreement belong to the party who developed the invention, or to both parties, if both parties developed the invention. However, if one party uses confidential information relating to the core technology of the other party to develop an invention that improves on, and whose use would infringe on, the core technology of the other party, then the other party will have the exclusive option to acquire all rights and title to the invention on commercially reasonable terms, except in certain situations where the invention will be jointly owned.

      In November 2002, we initiated an arbitration proceeding against Bayer in connection with the clinical diagnostic collaboration. Under the terms of the collaboration agreement, Bayer acquired the exclusive right to distribute nucleic acid diagnostic tests designed and developed by Gen-Probe for the detection of HIV, hepatitis and other specified viruses, subject to certain conditions. In the arbitration, we are seeking to prove that Bayer has failed to fulfill the conditions required to maintain its exclusive distribution rights. Accordingly, we are seeking confirmation that the agreement grants us, in the present circumstances, a co-exclusive right to directly distribute the viral diagnostic tests that are the subject of the agreement. Gen-Probe’s arbitration demand also seeks money damages due to Bayer’s failure to use commercially reasonable efforts to promote, market and sell viral diagnostic assays developed by Gen-Probe. Bayer has not yet responded to the arbitration demand, but has stated that it intends to file a counterclaim for money damages based on alleged delays in the development of the TIGRIS instrument system.

National Institutes of Health Contracts

      In 1996, we were awarded a $7.7 million contract by the National Heart, Lung and Blood Institute, a part of the NIH, to develop NAT assays for screening donor blood for HIV-1 and HCV. Effective January 1998, the contract was modified with the addition of $0.6 million for the development of a semi-automated system for the detection of HIV-1/ HCV in pooled plasma. Effective September 1998, the contract was further modified with the addition of $4.3 million for the development of HIV-2 and HBV tests. All payments due to us under this reimbursement contract have been received, and we completed our development work under this NIH agreement in February 2002.

      In January 2000, we began work on a three-year $13.4 million cost sharing contract with the NIH to modify the HIV-1/ HCV assay to incorporate HBV detection capability and make it simpler for organ donation centers to test the blood of organ donors. The NIH will reimburse us $7.8 million of this cost, and we and Chiron will share equally the remaining costs to complete the project. Through December 31, 2002, NIH had reimbursed us 100% of the cost-sharing portion for which they were responsible.

      In October 2002, we received a $1.0 million contract extension from the NIH to develop a NAT assay for the detection of the West Nile virus. The NIH allocated an additional $2.5 million to the contract extension in February 2003. In addition, on February 13, 2003, we filed for an Investigational New Drug Application with the FDA covering the West Nile virus. We have initiated the development of this assay and will recognize collaborative research revenue under the contract extension as reimbursable costs are incurred.

Distribution Agreement with Rebio Gen

      In September 1998, we entered into a distribution agreement with Chugai Diagnostics Science Co., Ltd., a subsidiary of our parent corporation at that time, for the distribution of our microbial non-viral diagnostic products in Japan. During 2002, Chugai Pharmaceutical sold Chugai Diagnostics Science Co., Ltd. to Fujirebio Inc., a Japanese life sciences company, which re-named the company Rebio Gen, Inc. We do not believe that the sale of Chugai Diagnostics Science to Fujirebio will have a material effect on the performance of distribution agreement. From inception through December 31, 2002, we have recognized $13.0 million in sales revenue under this distribution agreement. The distribution agreement with Rebio Gen terminates on December 31, 2005. This agreement may be terminated by either party upon a material breach of this agreement that is not cured following 60 days’ written notice, unless the material breach relates to an obligation to make payments under the agreement, in which case a 30 day cure period applies. This agreement may also be terminated if a party becomes insolvent or declares bankruptcy, ceases to be actively engaged in business, or engages in or is charged with unethical or illegal behavior that jeopardizes the reputation and goodwill of either party.

Technology Licenses

Licenses of Our Technology We Have Granted to Other Companies

      Agreements with bioMérieux. In May 1997, we entered into collaborative research agreements with bioMérieux Vitek, Inc., which created a worldwide relationship between bioMérieux and us. The collaboration involved research and development activities, as well as the transfer to bioMérieux, pursuant to separate distribution agreements with bioMérieux S.A., of product distribution rights in international markets, excluding Japan. As part of these agreements, we licensed our NAT technology to bioMérieux to jointly develop NAT assays and adapt and develop instrumentation during a five-year and ten-year term. In return, bioMérieux paid us $6.0 million of license and prepaid royalty fees in 1997 and an additional $6.0 million of license fees in 1998.

      In August 2000, we entered into amended agreements with bioMérieux, Inc. that transitioned the relationship from a collaborative arrangement to a royalty-bearing arrangement that covers semi-automated probe assays and advanced, “gene-chip” probe assays for the diagnosis of infectious diseases and detection of food pathogens. Under the terms of the amended agreements, bioMérieux will pay us royalty payments based on sales of products incorporating the licensed technology, subject to minimum annual royalty payments, which began in January of this year with respect to the semi-automated probe assays and will begin in 2007 with respect to the advanced gene chip probe assays, and a reduction in the royalties based on the amount of cumulative royalties that have been paid to us. bioMérieux is obligated to pay us royalties under this agreement until the later of 10 years from the first commercial sale of one of the products incorporating our technology, or when the patents covering our technologies that are used in the products expire, which is expected to occur in February of 2017. In addition, we transferred to bioMérieux all information, trade secrets, procedures, methods, data and processes necessary for bioMérieux to assume development of the products that are the subject of the agreement in exchange for the prepaid royalties paid under the original agreement. We also transferred all products, work instructions, formulations and necessary and unique materials needed for manufacturing key biochemistry components under the agreements to bioMérieux by January 1, 2003, except that we will continue to manufacture two enzyme formulations until July 15, 2003 and we will indefinitely manufacture and supply five proprietary components. From inception through December 31, 2002, we have recognized a total of $40.4 million in revenue under these agreements. bioMérieux may terminate these agreements at any time, and we may terminate these agreements upon a material breach of the agreements by bioMérieux that is not cured following 60 days’ written notice.

      License Agreement with Rebio Gen. In July 2001, we entered into a license agreement with Chugai Diagnostics Science Co., Ltd., a subsidiary of our parent corporation at that time. As noted above, in September 2002, Chugai Diagnostics Science Co., Ltd. was acquired by Fujirebio, which re-named the company Rebio Gen, Inc. The license agreement has an initial term of 10 years, with automatic renewal for consecutive one year terms unless one party gives the other party notice 90 days prior to the end of the current term. Under the terms of this agreement, we granted Chugai Diagnostics Science Co., Ltd. a non-exclusive license for Japan in the field of human clinical diagnostics to various of our proprietary technologies, including TMA and HPA technology. All rights and title to any discovery, invention or improvement made by Rebio Gen as a result of access to our patent rights licensed under the agreement belong solely to Rebio Gen. We received a license fee and a royalty payment for sales made prior to the effective date of the agreement and will receive royalty payments from any products incorporating the licensed technology, including those developed and commercialized by Rebio Gen, until the expiration of our patents incorporated in these products, which is expected to occur in December of 2020. From inception through December 31, 2002, we have recognized a total of $2.3 million in revenue under this agreement. This agreement may be terminated by either party upon breach of the agreement that is not cured following 60 days’ written notice. We also received rights to distribute outside of Japan products developed by Rebio Gen under the license.

      Non-Exclusive License with Becton Dickinson and Company. In September 1995, we granted Becton Dickinson a non-exclusive worldwide license to make, have made, use, sell and import products that utilize

rRNA for the diagnosis of vaginosis and vaginitis in humans. Becton Dickinson paid an up front license fee and has agreed to pay royalties for the life of the licensed patents. From inception through December 31, 2002, we have recognized a total of $2.2 million in revenue under this agreement. Becton Dickinson’s obligations to make royalty payments under this agreement terminate when the patents that are the subject of this agreement expire, which is expected to occur in March of 2015. Becton Dickinson can terminate the agreement at any time on 30-days prior written notice.

Licenses We Have Obtained to Third-Party Technology that We Use in Our Products

      Co-Exclusive License from Stanford University. In August 1988, we obtained a license from Stanford University granting us rights under certain patent applications covering nucleic acid amplification methods related to TMA. This license was amended in April 1997. Under the amended license agreement, we are the co-exclusive worldwide licensee of the Stanford amplification technology, with Organon Teknika as the only other permitted Stanford licensee. We paid a license fee and are obligated to make royalty payments based on net sales of products incorporating the licensed technology, subject to a minimum annual royalty payment. From inception through December 31, 2002, we have recognized a total of $0.7 million in expenses under this agreement. Our obligation to make royalty payments under this agreement terminates when the patents constituting the Stanford amplification technology expire, which is expected to occur in July of 2017. This agreement may be terminated by Stanford upon a material breach of the agreement by us that is not cured following 60 days’ written notice.

      Non-Assertion Agreement with Organon Teknika B.V. In February 1997, we entered into a non-assertion agreement with Organon Teknika. Both parties possessed certain rights regarding transcription-based amplification methods. The agreement allows both parties to practice their respective amplification methods with immunity from legal action for actually or allegedly infringing each other’s patent rights. The agreement terminates upon the expiration of the last of the patent rights that are subject to the agreement, which is expected to occur in February 2016. This agreement also may be terminated by Organon Teknika upon a material breach of the agreement by us that is not cured following 90 days’ written notice. In July 2001, Organon Teknika merged with bioMérieux. We do not believe the merger will have a material effect on the bioMérieux license or the Organon Teknika non-assertion agreement.

      Sublicense from Molecular Light Technology Research Ltd. In January 1986, we obtained a sublicense from Bioanalysis, Ltd. to its rights under a license from the University of Wales College of Medicine. The sublicense grants us exclusive rights under patents covering chemiluminescence technology for use in NAT assays. This technology is an important component of our products and is used to reveal when a probe has bound to its target sequence. We will own all improvements to the chemiluminescence technology that we develop. This sublicense agreement requires us to make royalty payments based on net sales of products incorporating the licensed technology, subject to a minimum annual royalty payment. Bioanalysis subsequently changed its name to Molecular Light Technology Research Ltd. From January 1, 1991 to December 31, 2002, we have recognized a total of $0.3 million in revenue and $17.4 million in expenses under this agreement. This agreement terminates upon the expiration of the last of the patent rights that are subject to the agreement, which is expected to occur in August 2007. This agreement may be terminated by either party upon breach of the agreement that is not cured following 60 days’ written notice, or by us after 90 days’ notice if any patent rights subject to the agreement are found to be invalid so that other parties may practice the technology.

      Non-Exclusive License from Vysis, Inc. In June 1999, we obtained a non-exclusive license from Vysis granting us rights under certain patents covering methods which combine target capture technology with certain nucleic acid amplification methods. In December 2001, Vysis was acquired by Abbott Laboratories, Inc., one of our principal competitors. We paid a license fee and are obligated to make royalty payments based on sales of products incorporating the licensed technology. From inception through December 31, 2002, we have recognized a total of $2.1 million in expenses under this agreement. The agreement terminates upon the expiration of the last of the patent rights that are subject to this agreement, which is expected to occur in July 2015. This agreement may be terminated by Vysis upon breach of the agreement by us that is not cured. The agreement may be terminated by us on written notice to Vysis.

      In December 1999, we initiated litigation in which we sought a declaratory judgment that our products were not covered by the Vysis patents that are the subject of this license and that the patents are invalid and unenforceable. The case was submitted to trial by jury in May 2002, and the jury returned alternative verdicts in favor of Gen-Probe, finding the subject patents do not cover Gen-Probe’s products and that they are invalid on the grounds of obviousness and lack of enablement. Following post-trial motions, judgment was entered on August 5, 2002. Vysis has appealed the judgment and has obtained amended patent claims from the Patent and Trademark Office. Given the uncertainties inherent in the litigation process, we cannot be certain of the outcome of this proceeding. We are continuing to make royalty payments under the license pending final resolution of the litigation.

      Non-Exclusive License with the Public Health Research Institute of The City of New York, Inc. In June 1997, we entered into a royalty bearing non-exclusive license with the Public Health Research Institute of The City of New York, or PHRI, to utilize PHRI’s fluorescently labeled NAT technology. Under this agreement, we have worldwide rights to develop, use and market kits in the field of human in vitro diagnostics and food testing. We paid a license fee and agreed to make milestone payments and annual license fee payments and to pay royalties on the net sales price of products incorporating the licensed technology, subject to a minimum annual royalty fee and a reduction in the royalties based on the quantity of sales. From inception through December 31, 2002, we have incurred a total of $1.1 million in license fees and $0.1 million in milestone payments under this agreement. We anticipate that we will pay up to an additional $0.4 million in milestone payments over the remaining term of the agreement. This agreement terminates upon the expiration of the last of the patent rights that are subject to this agreement, which is expected to occur in April 2017. This agreement may be terminated by PHRI upon a material breach of the agreement that is not cured following 30 days’ written notice, or by us for any reason following 30 days’ written notice.

Patents and Proprietary Rights

      To establish and protect our proprietary technologies and products, we rely on a combination of patent, copyright, trademark and trade secrets laws, as well as confidentiality provisions in our contracts.

      We have implemented a patent strategy designed to maximize our intellectual property rights. We have obtained and are currently pursuing patent coverage in the United States and those foreign countries that are home to the majority of our anticipated customer base. We currently own more than 332 issued United States and foreign patents. In addition, our patent portfolio includes pending patent applications in the United States and corresponding international and foreign filings in major industrial nations.

      United States utility patents issued from applications filed prior to June 8, 1995 have a term of the longer of 20 years from the earliest priority date or 17 years from issue. United States utility patents issued from applications filed on or after June 8, 1995 have a term of 20 years from the earlier of the application filing date or earlier claimed priority date of a regular application. 119 of our U.S. patents issued from on applications filed prior to June 8, 1995. Our remaining 51 U.S. patents issued from applications filed on or after June 8, 1995. Two of our United States patents which issued from applications filed on or after June 8, 1995 are design patents which have a term of 14 years from the date of issue. Patents in most foreign countries have a term of 20 years from the date of filing of the patent application. Because the time from filing to issuance of patent applications is often several years, this process may result in a shortened period of patent protection, which may adversely effect our ability to exclude competitors from our markets. All of our currently issued patents will expire by May 1, 2021. Our continued success will depend to a significant degree upon our ability to develop proprietary products and technologies and to obtain patent coverage for those products and technologies. We intend to continue to file patent applications covering any novel and newly developed products and technologies.

      We also rely in part on trade secret protection of our intellectual property. We attempt to protect our trade secrets by entering into confidentiality agreements with third parties, employees and consultants. The source code for our proprietary software is protected both as a trade secret and as copyrighted work. Our employees also sign agreements requiring that they assign to us their interests in inventions and original expressions and any corresponding patents and copyrights arising from their work for us. However, it is possible that these agreements may be breached, invalidated or rendered unenforceable, and if so, there may not be an adequate corrective remedy available.

Competition

      The medical diagnostics and biotechnology industries are subject to intense competition. Our competitors in the United States and abroad are numerous and include, among others, diagnostic, health care, pharmaceutical and biotechnology companies. Our major competitors in the market for NAT diagnostics include F. Hoffmann-La Roche Ltd. and its subsidiary Roche Molecular Diagnostics, Abbott Laboratories and Becton Dickinson. All of these companies are manufacturers of laboratory-based tests and instruments for the NAT market, and we believe that all of these companies are developing automated systems similar to our TIGRIS instrument. We believe the primary competitive factors in the market for NAT diagnostics are sensitivity, specificity, ease of use, potential for automation, cost, proprietary position, regulatory approvals and compliance and availability of appropriate reimbursement.

      These competitors have substantially greater financial, technical, research and other resources and larger, more established marketing, sales, distribution and service organizations than we do. Moreover, these competitors offer broader product lines and have greater brand recognition than we do, and offer price discounts as a competitive tactic. In addition, there can be no assurance that competitors, many of which have made substantial investments in competing technologies, will not prevent, limit or interfere with our ability to make, use or sell our products either in the United States or in international markets.

      In the markets for clinical diagnostic products, a number of competitors, including F. Hoffmann-La Roche Ltd. and its subsidiary Roche Molecular Diagnostics, Abbott Laboratories, Becton Dickinson and bioMérieux, compete with us for product sales, primarily on the basis of technology, quality, reputation, accuracy, ease of use, price, reliability, the timing of new product introductions and product line offerings. In markets outside of the United States, other factors, including local distribution systems, complex regulatory environments and differing medical philosophies and product preferences, influence competition as well. In the areas of NAT diagnostics for STDs, Roche Molecular Systems, Abbott Laboratories and Becton Dickinson currently have FDA-approved tests for gonorrhea and chlamydia infections utilizing amplification technology. Although we believe that the APTIMA Combo 2 test has commercial advantages over the competing tests from Roche Molecular Systems, Abbott Laboratories and Becton Dickinson, these competitors and potential competitors may be able to develop technologies that are as effective as, or more effective or easier to interpret than, those offered by us, which would render our products uncompetitive or obsolete.

      In the market for blood screening products, our primary competitor is Roche Molecular Diagnostics, which received FDA approval of its PCR-based NAT tests for blood screening in December 2002. We also compete with assays developed internally by blood collection centers and laboratories based on PCR technology, an HCV antigen assay marketed by Ortho Clinical Diagnostics, a subsidiary of Johnson & Johnson, and immunoassay products from Abbott Laboratories. In the future, our blood screening products may compete with viral inactivation technologies and blood substitutes.

      Chiron, with whom we have entered into a collaboration for our blood screening products, retains certain rights to grant licenses of the patents related to HCV to third parties. Chiron has granted a license to Roche Molecular Diagnostics in the blood screening field and has granted licenses to other companies in the clinical diagnostic field. To the extent that Chiron grants additional licenses, further competition will be created for sales of HCV assays and such licenses may affect the prices that can be charged for our products.

Government Regulation

      Our clinical diagnostic products generally are classified in the United States as “devices” and are regulated by the FDA’s Center for Devices and Radiological Health. Our blood screening products generally are classified in the United States as “biologics” and are regulated by the FDA’s Center for Biologics Evaluation and Research. The FDA also has the authority to revoke previously granted marketing authorizations. To date, we have received FDA approvals for more than 50 products that detect a wide variety of infectious microorganisms, including initial FDA approval in February 2002 of our BLA for our HIV-1/ HCV blood screening assay.

      For us to market our clinical diagnostic product kits as medical devices in the United States, we generally must first obtain clearance from the FDA pursuant to Section 510(k) of the Federal Food, Drug, and Cosmetic Act, or FFDCA. If we modify our products that already have received FDA clearance, the FDA may require us to submit a separate 510(k) or premarket approval application, or PMA, for the modified product before we are permitted to market it in the U.S. In addition, if we develop products in the future that are not considered to be substantially equivalent to a legally marketed device, we will be required to obtain FDA approval by submitting a PMA.

      By regulation, the FDA is required to respond to a 510(k) within 90 days of submission of the application. As a practical matter, final clearance often takes longer. The FDA may require further information, including additional clinical data, to make a determination regarding substantial equivalence. If the FDA determines that the device, or its intended use, is not “substantially equivalent,” the device sponsor must then fulfill much more rigorous premarketing requirements.

      The PMA process is much more demanding than the 510(k) premarket notification process. A PMA application, which is intended to demonstrate that the device is safe and effective, must be supported by extensive data, including data from preclinical studies, human clinical trials and existing research material, and must contain a full description of the device and its components, a full description of the methods, facilities and controls used for manufacturing, and proposed labeling. The FDA has 180 days to review a filed PMA application, although the review of an application more often occurs over a significantly longer period of time, up to several years. In approving a PMA application or clearing a 510(k) application, the FDA also may require some form of post-market surveillance, whereby the manufacturer follows certain patient groups for a number of years and makes periodic reports to the FDA on the clinical status of those patients when necessary to protect the public health or to provide additional safety and effectiveness data for the device.

      When FDA approval of a device requires human clinical trials, and if the device presents a “significant risk” (as defined by the FDA) to human health, the device sponsor is required to file an investigational device exemption, or IDE, application with the FDA and obtain IDE approval prior to commencing the human clinical trial. If the device is considered a “non-significant” risk, IDE submission to FDA is not required. Instead, only approval from the Institutional Review Board overseeing the clinical trial is required.

      Clinical trials must be conducted in accordance with Good Clinical Practice under protocols submitted to the FDA. Our clinical department has comprehensive experience with clinical trials of NAT products. During 2000, our clinical staff successfully conducted clinical trials for the APTIMA Combo 2 assay, leading to the May 2001 approval of the product by the FDA.

      After the FDA permits a device to enter commercial distribution, numerous regulatory requirements apply. These include:

•	the Quality System Regulation, which requires manufacturers to follow elaborate design, testing, control, documentation and other quality assurance procedures during the manufacturing process,

•	labeling regulations,

•	the FDA’s general prohibition against promoting products for unapproved or “off-label” uses, and

•	the Medical Device Reporting regulation, which requires that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to reoccur.

Failure to comply with the applicable U.S. medical device regulatory requirements could result in, among other things, warning letters, fines, injunctions, civil penalties, repairs, replacements, refunds, recalls or seizures of products, total or partial suspension of production, the FDA’s refusal to grant future premarket clearances or approvals, withdrawals or suspensions of current product applications, and criminal prosecution.

      Our blood screening products also are subject to extensive pre- and post-market regulation as biologics by the FDA, including regulations that govern the testing, manufacturing, safety, efficacy, labeling, storage, record keeping, advertising, and promotion of the products under the FFDCA and the Public Health Services Act, and by comparable agencies in most foreign countries. The process required by the FDA before a biologic may be marketed in the U.S. generally involves the following:

•	completion of preclinical laboratory testing,

•	submission of an IND, which must become effective before clinical trials may begin, and

•	performance of adequate and well controlled human clinical trials to establish the safety and effectiveness of the proposed biologic’s intended use.

The FDA requires approval of a BLA before a licensed biologic may be legally marketed in the U.S. Product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing. With respect to patented products or technologies, delays imposed by the governmental approval process may materially reduce the period during which we will have exclusive rights to exploit them.

      Our clinical trial programs for blood screening products were developed in conjunction with our primary end users, The American Red Cross, America’s Blood Centers and American Independent Blood Centers. Pivotal clinical trials of the HIV-1/ HCV blood screening assay were completed in 2000, and our BLA was approved in February 2002.

      The results of product development and human studies are submitted to the FDA as part of the BLA. The BLA also must contain extensive manufacturing information. The FDA may approve or disapprove a BLA if applicable FDA regulatory criteria are not satisfied or it may require additional clinical data. Once approved, the FDA may withdraw the product approval if compliance with post-market regulatory standards is not maintained or if problems occur after the product reaches the marketplace. In addition, the FDA may require post-marketing studies to monitor the effect of approved products, and may limit further marketing of the product based on the results of these post-market studies. The FDA has broad post-market regulatory and enforcement powers, including the ability to levy fines and civil penalties, suspend or delay issuance of approvals, seize or recall products and withdraw approvals.

      Satisfaction of FDA pre-market approval requirements for biologics typically takes several years and the actual time required may vary substantially based upon the type, complexity and novelty of the product or disease. Government regulation may delay or prevent marketing of potential products for a considerable period of time and impose costly procedures upon our activities. Success in early stage clinical trials does not assure success in later stage clinical trials. Data obtained from clinical activities is not always conclusive and may be susceptible to varying interpretations that could delay, limit or prevent regulatory approval. Even if a product receives regulatory approval, later discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market.

      With respect to post-market product advertising and promotion, the FDA imposes a number of complex regulations on entities that advertise and promote biologics, which include, among others, standards and regulations for direct-to-consumer advertising, off-label promotion, industry sponsored scientific and educational activities, and promotional activities involving the Internet. The FDA has broad enforcement authority under the FFDCA, and failure to abide by applicable FDA regulations can result in penalties including the issuance of a warning letter directing the entity to correct deviations from FDA standards, a requirement that future advertising and promotional materials be pre-cleared by the FDA, and state and federal civil and criminal investigations and prosecutions.

      We and all of our contract manufacturers are subject to periodic inspection by the FDA and other authorities where applicable, and are required to comply with the applicable FDA current Good Manufacturing Practice regulations. Good Manufacturing Practice regulations include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation, and provide for manufacturing facilities inspected by the FDA. Manufacturers of biologics also must comply with the FDA’s general biological product standards. Failure to comply with the statutory and regulatory requirements would subject the manufacturer to possible legal or regulatory action, such as suspension of manufacturing, seizure of product or voluntary recall of a product. Adverse experiences with the product must be reported to the FDA and could result in the imposition of market restriction through labeling changes or in product removal. Product approvals may be withdrawn if compliance with regulatory requirements is not maintained or if problems concerning safety or efficacy of the product occur following approval.

      Outside the United States, our ability to market our products is contingent upon receiving marketing authorization from the appropriate regulatory authorities. The requirements governing the conduct of clinical trials, marketing authorization, pricing and reimbursement vary widely from country to country. At present, we apply for foreign marketing authorizations at a national level, although within the European Union registration procedures are available to companies wishing to market a product in more than one European union member state. We are currently taking action to have our products registered for sale into the European Economic Community following a new requirement which becomes effective in December 2004.

      We are also subject to various state and local laws and regulations in the United States relating to laboratory practices and the protection of the environment. In each of these areas, as above, regulatory agencies have broad regulatory and enforcement powers, including the ability to levy fines and civil penalties, suspend or delay issuance of approvals, seize or recall products, and withdraw approvals, any one or more of which could have a material adverse effect upon us. In addition, in the course of our business, we handle, store and dispose of chemicals. The environmental laws and regulations applicable to our operations include provisions that regulate the discharge of materials in the environment. Usually these environmental laws and regulations impose “strict liability,” rendering a person liable without regard to negligence or fault on the part of, or conditions caused by, others. We have not been required to expend material amounts in connection with our efforts to comply with environment requirements. Because the requirements imposed by these laws and regulation frequently change, we are unable to predict the cost of compliance with these requirements in the future, or the effect of these laws on our capital expenditures, results of operations or competitive positions.

Manufacturing and Raw Materials

      We have two state-of-the-art manufacturing facilities. Our manufacturing facility in San Diego, California is dedicated to producing our clinical diagnostic products and provides us with highly flexible and cost effective manufacturing capabilities. In 1999, we completed a manufacturing facility located in Rancho Bernardo, California for the manufacture of our blood screening products. This facility meets the strict standards set by the FDA’s Center for Biologics Evaluation and Research for the production of blood screening products. We built this facility with the capability to expand its operations to include production of additional assays for the blood screening market and organ transplant testing market. This facility has the capacity to produce sufficient tests to satisfy global demand for these blood screening assays. We believe that our current manufacturing facilities provide us with capacity to meet the needs of our anticipated growth.

      We store our finished products at our warehouses in our manufacturing facilities. Some of our products must be stored in industrial refrigeration or freezer units which are on site. We ship our products under ambient, refrigerated or frozen conditions, as necessary, through third-party service providers.

      We rely on one contract manufacturer for the production of each of our instrument product lines. For example, KMC Systems is our only manufacturer of the TIGRIS instrument, and MGM Instruments is our only manufacturer of our LEADER series of luminometers. We have no firm long-term commitments from KMC Systems, MGM Instruments or any of our other manufacturers to supply products to us for any specific period, or in any specific quantity, except as may be provided in a particular purchase order.

      We use a diverse and broad range of raw materials in the design, development and manufacturing of our products. Although we produce some of our materials on site at our manufacturing facilities, we purchase most of the materials and components used in manufacturing our products from external suppliers. In addition, we purchase many key raw materials from single source suppliers. For example, our current supplier of key raw materials for our amplified NAT assays, pursuant to a fixed-price contract, is the Roche Molecular Biochemicals Division of Roche Diagnostics GmbH, an affiliate of Roche Molecular Diagnostics, which is one of our primary competitors. We work closely with our suppliers to assure continuity of supply while maintaining high quality and reliability. Although we generally consider and identify alternative suppliers, we do not typically pursue alternative sources due to the strength of our existing supplier relationships.

Quality Systems

      We have implemented modern quality systems and concepts throughout the organization. Our regulatory, quality and government affairs department supervises our quality systems and is responsible for assuring compliance with all applicable regulations, standards and internal policies. Our senior management team is actively involved in setting quality policies and managing internal regulatory and external quality performance.

      Our regulatory, quality and government affairs department has successfully led us through multiple quality and compliance audits by the FDA, foreign governments and customers. This department also coordinated an audit by The British Standards Institute, leading to our initial ISO 9001 certification. We have subsequently employed TUV North America for ISO 9001, EN 46001, EN 13485 and Diagnostic “CE” marketing activities.

Research and Development

      As of December 31, 2002, we had 186 full-time and temporary employees in research and development. Our research and development expenses were $46.7 million in 2002, $54.0 million in 2001 and $59.0 million in 2000.

Employees

      As of December 31, 2002, we had 657 full-time employees, of whom 131 hold advanced degrees. 162 were in research and development, 94 were in regulatory, clinical and quality systems, 118 were in sales and marketing, 102 were in general and administrative and 181 were in operations. None of our employees is covered by a collective bargaining agreement, and we consider our relationship with our employees to be good. In addition, as of December 31, 2002 we had 65 temporary employees.

Factors That May Affect Future Performance

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

      In connection with the distribution of all of the outstanding shares of our common stock held by Chugai Pharmaceutical Co., Ltd. to holders of its common stock, Chugai Pharmaceutical will be subject to Japanese tax liabilities, the amount of which is dependent upon the fair market value of our stock. While Chugai Pharmaceutical has used its reasonable efforts to estimate the total amount of such Japanese tax liability, the process and methodology by which the Japanese taxing authority will make its determination of the value of our stock and the amount of tax for which Chugai Pharmaceutical is liable with respect to the distribution is uncertain, and Chugai Pharmaceutical’s actual tax liability may exceed such estimated amount. As a result, in the separation and distribution agreement between Chugai Pharmaceutical and us, we have agreed to indemnify Chugai Pharmaceutical in the event that, prior to December 16, 2003, we sell all or substantially all of our assets, a person or group acquires beneficial ownership of 50% or more of our voting stock, we are a party to a merger, or we issue common stock or other equity securities other than issuances of equity securities for cash consideration at a price not in excess of the market price of our common stock immediately prior to such issuance or pursuant to an employee benefit or incentive plan and Chugai Pharmaceutical’s Japanese tax liabilities are greater than the amount specified in the separation and distribution agreement. This potential obligation to indemnify Chugai Pharmaceutical could discourage, delay or prevent a change of control.

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

      Sales of our PACE family of assays accounted for approximately 44% of our total revenues in 2002 and 57% of our total revenues in 2001. We expect our revenue and profitability to substantially depend for the foreseeable future on sales of our PACE assays. We believe that sales of our PACE assays may decline because several of our competitors have introduced products using amplified technologies that target the same infectious organisms as our PACE assays. Our continued growth will depend on our ability to:

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

      The products that we develop, including our APTIMA Combo 2 assay that utilizes amplified technology , may not achieve market acceptance. The market acceptance of our products will depend on a number of factors, including but not limited to:

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

      Our ability to meet demand for increased automation in the blood screening and diagnostic markets depends on our ability to develop our TIGRIS instrument. This product, which incorporates sophisticated hardware and software, may not perform as anticipated, and there may be unforeseen delays in its final release. The release of this product already has taken longer and has been costlier than we initially anticipated. During 2001, we terminated our relationship with RELA, Inc., the original outside contractor for the design and development of this product and entered into a relationship with KMC Systems, Inc. for its completion. Further delays in the development of the TIGRIS system could erode any time-to-market advantage for the product. Additional expenses to complete the development of the TIGRIS system, including clinical trial costs, are not anticipated to exceed $15 million.

      We successfully completed beta trials, which are customer evaluations, of the TIGRIS system for clinical diagnostic applications at the University of Alabama (Birmingham) in August 2002 and for blood screening applications with The American Red Cross in November 2002. We have not yet begun clinical trials on the TIGRIS instrument. The current development schedule calls for instruments to be installed at clinical trial sites by mid-2003 for clinical diagnostic applications and by the end of 2003 for blood screening applications. Products as complicated as the TIGRIS system frequently require operating enhancements following their initial introduction. Delivery of products with defects, or reliability or quality problems, could require significant expenditures of capital and other resources and significantly delay or hinder market acceptance of this product. Any such capital expenditures or delays could harm our operating results, materially damage our reputation and prevent us from retaining our existing customers and attracting new customers.

The adoption of the Financial Accounting Standards Board Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” as of January 1, 2002 could adversely affect our future results of operations and financial position.

      In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets,” which we adopted effective on January 1,

2002. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statement. As of December 31, 2002, we had goodwill and intangible assets valued at approximately $45.9 million, including $22.8 million of capitalized software relating to the TIGRIS system currently under development. We performed the first of the required impairment tests of goodwill and indefinite lived intangible assets to determine if a transition impairment charge should be recognized under SFAS 142 and determined that there had been no impairments. In the future, we will test for impairment at least annually. Such tests may result in a determination that these assets have been impaired. If at any time we determine that an impairment has occurred, we will be required to reflect the impaired value as a charge, resulting in a reduction in earnings in the quarter such impairment is identified and a corresponding reduction in our net asset value. A material reduction in earnings resulting from such a charge could cause us to fail to be profitable in the period in which the charge is taken or otherwise to fail to meet the expectations of investors and securities analysts, which could cause the price of our stock to decline.

Our profit margin on the sale of blood screening assays may decrease upon the implementation of individual donor testing.

      We currently receive revenues from the sale of the HIV-1/ HCV blood screening assay for use with pooled donor samples. In pooled testing, multiple donor samples are initially screened by a single test, but Chiron sells our HIV-1/ HCV assay to blood collection centers on a per donation basis. We expect the blood screening market to ultimately transition from pooled testing to individual donor testing. A greater number of tests will be required for individual donor testing than are now required for pooled testing. Under our collaboration agreement with Chiron, we bear the cost of manufacturing our HIV-1/ HCV assay. The greater number of tests required for individual donor testing will increase our variable manufacturing costs, including costs of raw materials and labor. If the price per donor or total sales volume does not increase in line with the increase in our total variable manufacturing costs, our gross profit margins from sales of the blood screening assay may decrease upon the adoption of individual donor testing. We are not able to accurately predict the extent to which our gross profit margin may be negatively affected as a result of individual donor testing because we do not know the ultimate selling price that Chiron would charge to the end user if individual donor testing were implemented.

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

      In the market for blood screening products, our primary competitor is Roche Molecular Systems, which received FDA approval of its PCR-based NAT tests for blood screening in December 2002. We also compete with assays developed internally by blood banks and laboratories based on Polymerase Chain Reaction, or PCR, technology, an HCV antigen assay marketed by Ortho Clinical Diagnostics, a subsidiary of Johnson & Johnson, and immunoassay products from Abbott Laboratories. In the future, our blood screening products may compete with viral inactivation technologies and blood substitutes.

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

      Although historically our cash flow from operations has been sufficient to satisfy working capital, capital expenditure and research and development requirements, in the future we may need to incur additional debt or issue equity in order to fund these requirements as well as to make acquisitions and other investments. If we cannot obtain additional debt or equity financing on acceptable terms or are limited with respect to incurring additional debt or issuing equity, we may be unable to address gaps in our product offerings or improve our technology, particularly through strategic acquisitions or investments.

      We may need to raise substantial amounts of money to fund a variety of future activities integral to the development of our business, including but not limited to the following:

•	for research and development to successfully develop our technology,

•	to conduct clinical trials,

•	to obtain regulatory approval for new products,

•	to file and prosecute patent applications and defend and assert patents to protect our technology,

•	to retain qualified employees, particularly in light of intense competition for qualified scientists and engineers,

•	to manufacture additional products ourselves or through third parties,

•	to market different products to different markets, either through building our own sales and distribution capabilities or relying on third parties, and

•	to acquire new technologies, products or companies.

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

      We expect to fund future acquisitions in part by issuing additional equity. If the price of our equity is unacceptably low or volatile due to market volatility or other factors, we may not be able to acquire other companies. Also, regardless of the volatility of the price of our equity, we may be limited in our ability to issue shares of our stock because of our obligation in the separation and distribution agreement between Chugai Pharmaceutical and us to indemnify Chugai Pharmaceutical for any increase in its Japanese tax liability in the event that, prior to December 16, 2003, we sell all or substantially all of our assets, a person or group acquires beneficial ownership of 50% or more of our voting stock, we are a party to a merger, or we issue common stock or other equity securities other than issuances of equity securities for cash consideration at a price not in excess of the market price of our common stock immediately prior to such issuance or pursuant to an employee benefit or incentive plan.

We are dependent on Chiron and other third parties for the distribution of some of our products. If any of our distributors terminates its relationship with us or fails to adequately perform, our product sales will suffer.

      We rely on Chiron to distribute our blood screening products and Bayer to distribute some of our viral clinical diagnostic products. Commercial product sales by Chiron accounted for 24.5% of our total revenues for 2002 and 5.6% of our total revenues for 2001. Product sales by Bayer accounted for 1.4% of our total revenues for 2002 and 0.8% of our total revenues for 2001. Our agreements with Chiron and Bayer will terminate in 2010 unless extended. Both the Chiron and Bayer agreements can be extended by the development of new products under the agreements, so that they will expire upon the later of the end of the original term or five years after the first commercial sale of the last new product developed during the original term.

      On February 26, 2001, we commenced an arbitration proceeding against Chiron in connection with the blood screening collaboration. The arbitration related primarily to the propriety of various deductions from gross revenues made by Chiron prior to calculating Gen-Probe’s share of revenues and the parties’ respective shares of revenues received from The American Red Cross prior to FDA approval of the HIV-1/ HCV blood screening assay. Other disputed items included the parties’ respective obligations in connection with clinical trials of the HIV-1/ HCV blood screening assay and future assays, Chiron’s obligation to purchase blood screening assays in compliance with its forecasts and the parties’ respective obligations with respect to royalties to be paid on a patent license from a third party. During the fourth quarter of 2001, we negotiated a resolution to most of the disputed items, and in January 2002, we received $6.9 million in partial settlement of the claims. Although we do not anticipate further disputes with Chiron, we or Chiron may commence arbitration against each other under the collaboration agreement in the future. Any such proceedings could delay our receipt of revenue from Chiron or otherwise disrupt our collaboration with Chiron, which could cause our revenues to decrease and our stock price to decline.

      In November 2002, we initiated an arbitration proceeding against Bayer in connection with the clinical diagnostic collaboration. Under the terms of the collaboration agreement, Bayer acquired the exclusive right to distribute nucleic acid diagnostic tests designed and developed by Gen-Probe for the detection of HIV, hepatitis and other specified viruses, subject to certain conditions. In the arbitration, we are seeking to prove that Bayer has failed to fulfill the conditions required to maintain its exclusive distribution rights. Accordingly, we are seeking confirmation that the agreement grants us, in the present circumstances, a co-exclusive right to directly distribute the viral diagnostic tests that are the subject of the agreement. Gen-Probe’s arbitration demand also seeks money damages due to Bayer’s failure to use commercially reasonable efforts to promote, market and sell viral diagnostic assays developed by Gen-Probe. Bayer has not yet responded to the arbitration demand, but it has stated that it intends to file a counterclaim for money damages based on alleged delays in the development of the TIGRIS instrument system. There can be no assurances as to the final outcome of the arbitration.

      We rely upon bioMérieux for distribution of some of our products in most of Europe, Fujirebio Inc. for distribution of some of our products in Japan and various independent distributors for distribution of our products in other regions. Sales by bioMérieux and Fujirebio, Inc. comprised 2.6% and 1.8% of our total revenues for the year ended December 31, 2002, respectively. Our distribution agreements with bioMérieux terminate on May 1, 2003. Our distribution agreement with Chugai Diagnostics Science, which was acquired by Fujirebio Inc. and which renamed the company Rebio Gen, Inc., in September 2002, terminates on December 31, 2005. We do not anticipate that the acquisition of Chugai Diagnostics Science by Fujirebio will have a material effect on our distribution agreement.

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

      Historically, a limited number of customers has accounted for a significant portion of our total revenues, and we do not have any long-term commitments with these customers other than our collaboration agreement with Chiron. Our blood screening collaboration with Chiron accounted for 29.7% of our total revenues for the year ended December 31, 2002 and 17.3% of our total revenues for the year ended December 31, 2001. Our blood screening collaboration with Chiron is largely dependent on two large customers in the United States, The American Red Cross and America’s Blood Centers, but we did not receive any revenues directly from these entities. Chiron was our only customer that accounted for greater than 10% of our total revenues for the year ended December 31, 2002. In addition, Quest Diagnostics Incorporated, Laboratory Corporation of America Holdings and various state and city public health agencies accounted for an aggregate of 26.0% of our total revenues for the year ended December 31, 2002 and 25.8% of our total revenues for the year ended December 31, 2001. Although state and city public health agencies are legally independent of each other, they tend to act similarly with respect to their product purchasing decisions. We anticipate that our operating results will continue to depend to a significant extent upon revenues from a small number of customers. The loss of any of our key customers, or a significant reduction in sales to those customers, could significantly reduce our revenues.

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

      The FDA and similar governmental authorities in other countries have the authority to require the recall of our products if we fail to comply with relevant regulations pertaining to laboratory practices, product manufacturing, labeling, advertising, or promotional activities, or if new information is obtained concerning the safety of a product. A government-mandated recall, or a voluntary recall by us, could divert managerial and financial resources and harm our reputation with customers.

      In the past, we have had three voluntary recalls. The first product recall occurred in September 1999, when we responded to customer complaints about an increase in the number of our Mycobacterium Tuberculosis Direct, or MTD, assays demonstrating inhibition by test specimens. The formulation problem was identified and corrected. The second recall occurred in February 2000 when we recalled our MTD product due to decreased stability of a reagent in certain kit lots. The problem was identified and rectified through a voluntary field correction. The third recall occurred in July 2002 following the discovery of an error in the Chiron Procleix System software, used with the HIV-1/ HCV blood screening assay and instruments. A review of prior test results determined that the defect did not cause any inaccurate results. The problem was rectified in a subsequent software update, which was submitted to and approved by the FDA.

Our sales to international markets are subject to additional risks.

      Sales of our products outside the United States accounted for 14% of our total revenues for 2002 and 12% of our total revenues for 2001. Sales by Chiron outside of the United States accounted for 41% of our international revenues for 2002 and 28% of our international revenues for 2001. Chiron has responsibility for the international distribution of our blood screening product, which includes sales in France, Australia, Singapore, New Zealand, Italy and other countries. Our sales in France and Japan that were not made through Chiron accounted for 19% and 14%, respectively, of our international sales for 2002 and 20% and 15%, respectively, for 2001.

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

      Third-party payors’ reimbursement policies also may affect sales of our products that screen for more than one disease at the same time, such as our APTIMA Combo 2 product for screening for gonorrhea and chlamydia in the same sample. Third-party payors may choose to reimburse our customers on a per test basis, rather than on the basis of the number of results given by the test. This may result in laboratories and hospitals electing to use separate tests to screen for each disease so that they can receive reimbursement for each test they conduct. In such an event, laboratories and hospitals likely would purchase separate tests for each disease, rather than our products that test for more than one microorganism.

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

      We are dependent on licenses from third parties for some of our key technologies. For example, our patented Transcription-Mediated Amplification, or TMA, technology is based on technology we have licensed from Stanford University and the chemiluminescence technology we use in our products is based on technology we have licensed from Molecular Light Technology. If our license with respect to any of these technologies is terminated for any reason, we will not be able to sell products that incorporate the technology. In addition, although our research staff seeks to discover particular nucleic acid sequences for targeted diseases, our ability to develop additional diagnostic tests for diseases may depend on the ability of third parties to discover particular sequences or markers and correlate them with disease, as well as the rate at which such discoveries are made. Likewise, our ability to design products that target these diseases may be based on our ability to obtain the necessary rights from third parties who make any such discoveries. In addition, there are a finite number of diseases and conditions for which our NAT assays may be economically viable. If we are unable to obtain access to new technologies or the rights to particular sequences or markers necessary for additional diagnostic products on commercially reasonable terms, we may be limited in our ability to develop new products.

The intellectual property rights on which we rely to protect the technologies underlying our products may be inadequate to prevent third parties from using our technologies or developing competing products.

      Our success will depend in part on our ability to obtain patent protection for, or maintain the secrecy of, proprietary processes and other technologies we develop for the development of blood screening and clinical diagnostic products and instruments. Although we have more than 168 United States patents and more than 161 foreign patents, these patents, or any patents that we may own or license in the future, may not afford meaningful protection for our technology and products. The pursuit and assertion of a patent right, particularly in areas like nucleic acid diagnostics and biotechnology, involve complex determinations and, therefore, are characterized by substantial uncertainty. In addition, the laws governing patentability and the scope of patent coverage continue to evolve, particularly in biotechnology. As a result, patents might not issue from certain of our patent applications or from applications licensed to us. In addition, all of our existing patents will expire by May 1, 2021, and the patents we may obtain in the future also will expire over time.

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

      Recently, we have been involved in a number of patent disputes with third parties, a number of which remain unresolved. For example, we are in litigation with Enzo Biochem Inc., over genetic sequences used in certain of our gonorrhea testing products. We are also in litigation with Vysis, Inc. regarding the validity of Vysis’ patent covering the target capture technology that we employ in some of our amplified NAT assays.

If we fail to attract, hire and retain qualified personnel, we may not be able to design, develop, market or sell our products or successfully manage our business.

      Competition for top management personnel is intense and we may not be able to recruit and retain the personnel we need. The loss of any one of our management personnel, particularly Henry L. Nordhoff, our Chairman, Chief Executive Officer and President, or our inability to identify, attract, retain and integrate additional qualified management personnel, could make it difficult for us to manage our business successfully, attract new customers, retain existing customers and pursue our strategic objectives. Although we have employment agreements with our executive officers, we may be unable to retain our existing management. We do not maintain key person life insurance for any of our executive officers.

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

      To finance any acquisitions, we may choose to issue shares of our common stock as consideration, which would dilute your interest in us. If the price of our equity is low or volatile, we may not be able to acquire other companies. Alternatively, it may be necessary for us to raise additional funds through public or private financings. Additional funds may not be available on terms that are favorable to us and, in the case of equity financings, may result in dilution to our stockholders. We may be limited in our ability to issue shares of our stock as consideration for an acquisition or in a public offering or private placement to raise funds for an acquisition because of our agreement in the separation and distribution agreement between Chugai Pharmaceutical and us to indemnify Chugai Pharmaceutical for any increase in its Japanese tax liability in the event that, prior to December 16, 2003, we sell all or substantially all of our assets, a person or group acquires beneficial ownership of 50% or more of our voting stock, we are a party to a merger, or we issue common stock or other equity securities other than issuances of equity securities for cash consideration at a price not in excess of the market price of our common stock immediately prior to such issuance or pursuant to an employee benefit or incentive plan.

We and our customers are subject to various governmental regulations, and we may incur significant expenses to comply with these regulations and develop products compatible with these regulations.

      The clinical diagnostic and blood screening products we design, develop, manufacture and market are subject to rigorous regulation by the FDA and numerous other federal, state and foreign governmental authorities. The process of obtaining regulatory approvals, particularly from the FDA and some foreign governmental authorities, to market our products can be costly and time consuming, and approvals might not be granted for future products on a timely basis, if at all. For example, we were prohibited from commercially marketing our blood screening products in the United States until we obtained approval of our Biologics License Application from the FDA’s Center for Biologic Evaluation and Research. We generally are prohibited from marketing our clinical diagnostic products in the United States unless we obtain either 510(k) clearance or premarket approval from the FDA. Delays in receipt of, or failure to obtain, approvals for future products could result in delayed realization of product revenues or in substantial additional costs which could decrease our profitability.

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

      Outside the United States, our ability to market our products is contingent upon receiving marketing authorization from the appropriate regulatory authorities. The requirements governing the conduct of clinical trials, marketing authorization, pricing and reimbursement vary widely from country to country. At present, we apply for foreign marketing authorizations at a national level, although within the European Union registration procedures are available to companies wishing to market a product in more than one European union member state. We are currently taking action to have our products registered for sale into the European Economic Community following a new requirement which becomes effective in December 2004. Failure to receive, or delays in the receipt of, relevant foreign qualifications could prevent us from selling our products in foreign countries.

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

      The historical financial information included in this annual report is not necessarily indicative of what our results of operations, financial position and cash flows will be in the future. We have not made adjustments to this information to reflect many significant changes that could occur in our cost structure, funding and operations as a result of our separation from Chugai Pharmaceutical, including changes in our tax structure and increased costs associated with being a public, stand-alone company. Although we have operated substantially as an independent and autonomous entity from Chugai Pharmaceutical since 1989, our cost structure might change in the future as we operate as a separate company, and our spin-off from Chugai Pharmaceutical might have unanticipated effects on us.

The terms of our separation from Chugai Pharmaceutical, anti-takeover provisions of our certificate of incorporation and by-laws, provisions of Delaware law and our rights plan could delay or prevent a change of control that you may favor.

      The terms of our separation from Chugai Pharmaceutical, anti-takeover provisions of our certificate of incorporation and by-laws and provisions of Delaware law could delay or prevent a change of control that you may favor. The separation and distribution agreement requires us to indemnify Chugai Pharmaceutical for any increase in its Japanese tax liability in the event that, prior to December 16, 2003, we sell all or substantially all of our assets, a person or group acquires beneficial ownership of 50% or more of our voting stock, we are a party to a merger, or we issue common stock or other equity securities other than issuances of equity securities for cash consideration at a price not in excess of the market price of our common stock immediately prior to such issuance or pursuant to an employee benefit or incentive plan. These indemnity obligations might discourage, delay or prevent a change of control that you may consider favorable.

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

Item 2.	Properties

      Our worldwide headquarters are located in a 262,000 square-foot facility located in San Diego, California. We currently own this facility, and as a result of the merger of Gen-Probe Holding Company, Inc. (formerly known as Chugai Pharma U.S.A., Inc.) into us, we own the land on which it sits and an adjacent 23-acre parcel. We lease a separate 93,500 square foot manufacturing facility located in Rancho Bernardo, California, which was completed in May 1999. The lease has an original term of 10 years, with three five-year renewal options. In addition, we lease a 19,500 square foot facility that is adjacent to our headquarters and is currently being used by our finance department. The lease has an original term of 3 years with one one-year renewal option.

Item 3.	Legal Proceedings

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

Enzo Biochem, Inc.

      In June 1999, we were sued by Enzo Biochem, Inc. in the United States District Court for the Southern District of New York. Enzo alleges that we, our former affiliates, Becton Dickinson, and bioMérieux infringed United States patent no. 4,900,659, or the “ ’659 patent,” through the manufacture and sale of products for the detection of gonorrhea. On January 24, 2001, the district court granted our motion for summary judgment, finding that the ’659 patent is invalid. Enzo appealed the judgment to the

Federal Circuit Court of Appeals. On July 15, 2002, a panel of the Federal Circuit Court, after having previously affirmed the district court’s summary judgment decision, granted Enzo’s petition for rehearing and, without hearing further argument, reversed the district court’s order granting summary judgment and remanded the case to the district court for further proceedings. We anticipate that trial in the case will be set for the fourth quarter of 2003 or the first quarter of 2004. We expect Enzo to assert a damage claim based on a contention that Enzo is entitled to a reasonable royalty on all sales of Gen-Probe products for the detection of Neisseria gonorrhoeae bacteria from June 1993 through trial. Sales of such tests have constituted a significant portion of Gen-Probe’s revenues during the relevant period. We believe that the claims of the ’659 patent are invalid, unenforceable and may not be properly interpreted to cover our products. We intend to vigorously defend the lawsuit. However, there can be no assurance that the case will be resolved in our favor.

Hoffman-La Roche Inc.

      On May 18, 1999, we filed a declaratory relief action in Italy against Roche, seeking to have the Italian portion of European patent no. 0505012 declared invalid and seeking a cross-border declaration that the claims of the ’012 patent are not infringed by our TMA method. We also opposed the patent in the Opposition Division of the European Patent Office. The ’012 patent claims invention of certain nucleic acid amplification technology that could arguably be asserted to cover technology incorporated into our amplified NAT assays. At a hearing before the EPO Opposition Division on February 15, 2001, Roche agreed to amend certain claims of the patent to limit those claims to Roche’s polymerase chain reaction method of amplification and the Opposition Division thereafter denied our objection to the amended claims. On May 23, 2002, we filed an appeal to the Technical Board of Appeal. In February 2003 we entered into an agreement with Roche settling the pending dispute and terminating both the Italian litigation and the proceedings in the EPO. As a result of the agreement, we have withdrawn our challenges to the ’012 patent and will be free to continue manufacturing and distributing clinical diagnostic products incorporating our TMA amplification technology.

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

Bayer Corporation

      In November 2002, we initiated an arbitration proceeding with respect to our collaboration with Bayer Corporation for nucleic acid diagnostic tests for viral organisms. Under the terms of the collaboration agreement, Bayer acquired the exclusive right to distribute nucleic acid diagnostic tests designed and developed by Gen-Probe for the detection of HIV, hepatitis and other specified viruses, subject to certain conditions. Gen-Probe’s demand for arbitration stated that Bayer has failed to fulfill the conditions required to maintain exclusive distribution rights. The arbitration demand seeks confirmation that the agreement grants Gen-Probe, in the present circumstances, a co-exclusive right to directly distribute the viral diagnostic tests that are the subject of the agreement. Gen-Probe’s arbitration demand also seeks money damages due to Bayer’s failure to sue commercially reasonable efforts to promote, market and sell viral diagnostic assays developed by Gen-Probe. Bayer has not yet responded to the arbitration demand, but has stated that it intends to file a counterclaim for money damages based on alleged delays in the development of the TIGRIS instrument system. There can be no assurances as the final outcome of the arbitration.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the quarter ended December 31, 2002.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      Our common stock has been traded on the Nasdaq National Market since September 16, 2002 under the symbol GPRO. Prior to such time, there was no public market for our common stock. The following table sets forth the high and low sale prices for our common stock as reported on the Nasdaq National Market for the periods indicated.

2002	High	Low

Third Quarter (beginning September 16, 2002)	$16.95	$13.50
Fourth Quarter	$23.97	$14.50

      As of March 17, 2003, there were approximately 13,684 holders of record of our common stock. We have not paid any cash dividends to date and do not anticipate any being paid in the foreseeable future.

Item 6.	Selected Financial Data

SELECTED FINANCIAL INFORMATION

      The selected financial data set forth below with respect to our statements of operations for the years ended December 31, 2000, 2001, and 2002 and, with respect to our balance sheets, at December 31, 2001 and 2002 are derived from our consolidated financial statements that have been audited by Ernst & Young LLP, independent auditors, which are included elsewhere in this report. The statement of operations data for the years ended December 31, 1998 and 1999 and the balance sheet data as of December 31, 1998, 1999, and 2000 are derived from our audited consolidated financial statements that are not included in this report. The selected financial information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes appearing elsewhere in this report.

	Years Ended December 31,

	1998	1999	2000	2001	2002

	(In thousands, except per share data)
Statement of operations data:
Revenues:
Product sales	$88,803	$95,569	$100,162	$104,233	$139,932
Collaborative research revenue	5,588	11,366	13,764	20,203	11,032
Royalty and license revenue	1,592	10,587	5,615	5,295	4,633

Total revenues	95,983	117,522	119,541	129,731	155,597
Operating expenses:
Cost of product sales	28,995	30,837	34,463	38,954	53,411
Research and development	36,319	48,454	58,954	53,967	46,709
Marketing and sales	13,507	13,088	14,508	16,247	18,199
General and administrative	9,276	11,845	12,628	15,564	20,995
Amortization of intangible assets	3,408	2,921	948	948	336

Total operating expenses	91,505	107,145	121,501	125,680	139,650

Income (loss) from operations	4,478	10,377	(1,960)	4,051	15,947
Other income (expenses):
Interest income	1,744	540	1,029	482	906
Interest expense	(1,087)	(1,092)	(1,112)	(1,012)	(633)
Other income (expense), net	3	54	(50)	6	3,238

Total other income (expenses)	660	(498)	(133)	(524)	3,511

Income (loss) before income taxes	5,138	9,879	(2,093)	3,527	19,458
Income tax expense (benefit)	1,473	3,168	(1,085)	(1,090)	5,710

Net income (loss) before extraordinary loss	3,665	6,711	(1,008)	4,617	13,748
Extraordinary loss, net of tax	—	—	—	—	(741)

Net income (loss)	$3,665	$6,711	$(1,008)	$4,617	$13,007

Basic and diluted earnings per share:
Income (loss) before extraordinary loss	$0.15	$0.28	$(0.04)	$0.19	$0.58
Extraordinary loss, net of tax	—	—	—	—	(0.03)

	Years Ended December 31,

	1998	1999	2000	2001	2002

	(In thousands, except per share data)
Net income (loss) per share	$0.15	$0.28	$(0.04)	$0.19	$0.55
Weighted average shares:
Basic	23,800	23,800	23,800	23,800	23,800
Diluted	23,800	23,800	23,800	23,803	23,805

	As of December 31,

	1998	1999	2000	2001	2002

	(In thousands)
Balance sheet data:
Cash, cash equivalents and short-term investments	$23,166	$24,151	$12,584	$17,750	$107,960
Working capital	32,674	30,523	29,439	29,765	115,288
Total assets	153,305	159,683	156,612	160,347	258,157
Long-term debt, including current portion	14,000	14,000	14,000	12,000	—
Stockholders’ equity	105,400	112,074	111,180	115,807	215,578

(1)	All share and per share amounts reflect the 650,000-for-1 stock split effective in August 2000, and the .366153-for-1 reverse stock split in August of 2002.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This report contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 which provides a “safe harbor” for these types of statements. To the extent statements in this report involve, without limitation, our expectations for growth, estimates of future revenue, expenses, profit, cash flow, balance sheet items or any other guidance on future periods, these statements are forward-looking statements. Forward-looking statements are not guarantees of performance. They involve known and unknown risks, uncertainties and assumptions that may cause actual results, levels of activity, performance or achievements to differ materially from any results, level of activity, performance or achievements expressed or implied by any forward-looking statement. These risks and uncertainties include those included herein under the caption “Risk Factors” in “Item 1. Business.” We assume no obligation to update any forward-looking statements. The audited financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the years ended December 31, 2000, 2001 and 2002 in this Annual Report on Form 10-K.

Overview

      We are a global leader in the development, manufacture and marketing of rapid, accurate and cost-effective nucleic acid probe-based products used for the clinical diagnosis of human diseases and for the screening of donated human blood. We have over 20 years of nucleic acid detection research and product development experience, and our products, which are based on our patented nucleic acid testing, or NAT, technology, are used daily in clinical laboratories and blood collection centers in major countries throughout the world.

      On December 10, 2001, Chugai Pharmaceutical Co., Ltd., our former indirect parent, announced its intention to spin us off as a separate, stand alone company by distributing all of its shares of our common stock to its shareholders. On September 15, 2002, Chugai Pharmaceutical completed the distribution, and our common stock began regular way trading on the Nasdaq National Market on September 16, 2002. Prior to the spin-off, Chugai Pharmaceutical commenced a reorganization that resulted in us becoming a wholly owned subsidiary of Chugai Pharmaceutical. As part of the reorganization, on July 23, 2002, our former direct parent company, Gen-Probe Holding Company, Inc., merged into us, making us a wholly owned subsidiary of Chugai Pharmaceutical. Gen-Probe Holding was a non-operating holding company that at the time of the merger had approximately $75.9 million in cash and owned 37 acres of land, including the site of our headquarters, and approximately $1.5 million of other net assets.

Revenues

      We derive revenues from three primary sources: product sales, collaborative research revenue and royalty and license revenue. The majority of our revenues comes from product sales, which consist primarily of sales of both our NAT assays and, to a lesser extent, sales and rentals of the proprietary instruments that serve as the analytical platform for our assays. We recognize as collaborative research revenue payments we received from Chiron for the products we provided under our collaboration agreements with Chiron prior to regulatory approval and the payments we receive from Chiron, Bayer and other collaboration partners, including the National Institutes of Health, or NIH, for research and development activities. Our royalty and license revenues reflect fees paid to us by third parties for the use of our proprietary technology. For the year ended December 31, 2002, product sales, collaborative research revenues and royalty and licensing revenues equaled 90%, 7% and 3%, respectively, of our total revenues of $155.6 million.

Product Sales

      Historically, our primary source of revenue has been the sale of clinical diagnostic products in the United States. Our primary clinical diagnostic products include our PACE 2, AccuProbe, Amplified Direct Test, and APTIMA Combo 2 product lines. We currently manufacture and ship approximately 26 million tests per year for the diagnosis of a wide variety of infectious microorganisms, including those causing sexually transmitted diseases, or STDs, tuberculosis, strep throat, pneumonia and fungal infections. The principal customers for our clinical diagnostics products include large reference laboratories, public health laboratories and hospitals located in North America, Europe and Japan. Sales of our PACE family of assays accounted for approximately 44% of our total revenues in 2002 and 57% of our total revenues in 2001.

      We also recognize product sales from the manufacture and shipment of tests for screening donated blood through our collaboration with Chiron to blood bank facilities located in the countries where our products have obtained governmental approvals. In February 2002, the Food and Drug Administration, or FDA, approved our Biologics License Application, or BLA, for our assay used to screen donated blood for human immunodeficiency virus (type 1), or HIV-1, and hepatitis C virus, or HCV. Accordingly, we began to recognize product sales revenue for tests shipped in the United States in the second quarter of 2002. Outside the United States, the HIV-1/ HCV assay has received approval in a number of other countries.

      Product sales also include the sales or rental revenue associated with the delivery of our proprietary integrated instrument platforms to customers for performing our NAT assays. We provide multiple instrument rental options to our customers depending on the types and volumes of products purchased. Instruments are manufactured by third-party contractors, but we generally provide technical support and instrument service to maintain these systems in the field. Chiron is responsible for placement and servicing of instruments used in connection with our blood screening business and Bayer and other international distributors are responsible for placement and servicing of instruments used in our clinical diagnostics business outside the United States. Direct sales of our instrument platforms to customers accounted for approximately 3.0% of our product sales for both the years ended December 31, 2002 and 2001. However we generally retain title to the instruments and recover our instrument costs in connection with the sale of the assay. The costs associated with the instrument are charged to cost of goods sold on a straight-line basis over the estimated life of the instrument, which ranges from three to five years. The costs to maintain these systems in the field are charged to operations as incurred.

Collaborative Research Revenue

      We have developed a NAT assay to detect HIV-1 and HCV in donated human blood and have also developed a semi-automated instrument system to conduct the test. These assays and instruments are marketed through our collaboration with Chiron under the Procleix name. The HIV-1/ HCV assay and instrumentation were used in clinical trials, under an Investigational New Drug application, or IND, from early 1999 through 2002. In February 2002, the FDA approved the Procleix HIV-1/ HCV assay. Prior to FDA approval, Chiron provided tests to the American Red Cross, America’s Blood Centers, American Independent Blood Centers, the United States military and others for pooled blood sampling under the terms of the IND application. FDA approval of the Procleix HIV-1/ HCV assay has allowed Chiron to implement commercial pricing for sales of the Procleix HIV-1/ HCV assay to U.S. customers, which resulted in a significant increase in the revenues we received from such sales in the third and fourth quarters of 2002.

      We record net sales of assays to be used for blood screening at amounts equal to the sales of the HIV-1/ HCV assay by Chiron to third-parties, less instrument costs, instrument service costs and certain other adjustments specified in our agreement with Chiron, multiplied by our share of the net revenue, which was 43% throughout 2002. Our costs related to these products primarily include manufacturing costs and research and development expenses.

      Historically, we have recorded revenues related to use of our blood screening products in the United States and other countries in which the products have not received regulatory approval as collaborative research revenue because price restrictions applied to these products prior to FDA license approval in the United States and similar approval in foreign countries. We began deliveries of the commercially approved products to the United States customers in the second quarter of 2002. Accordingly, we began to classify revenues associated with these products as product sales in our financial statements beginning in that period. Collaborative research revenue for the use of our blood screening products for the years ended December 31, 2002 and 2001 were $7.1 million and $14.5 million, respectively.

      Under the strategic alliance agreement we entered into with Chiron in June 1998, we have responsibility for research, development and manufacturing of the blood screening products while Chiron has responsibility for marketing, distribution and service of the blood screening products worldwide. We received a $10.0 million up-front license fee from Chiron in connection with the agreement in 1998 and an additional payment of $8.5 million upon achieving an agreed upon contract milestone in 1999. Additional payments of up to $16.5 million will be due to us in the future if we achieve certain other specified milestones relating to the development of what we believe to be the world’s first fully automated high throughput NAT instrument system known as the TIGRIS system. Our costs to develop and commercialize the blood screening assays and associated instrument products have been substantial and have had a significant impact on our operating results and financial position since 1998. We commenced beta evaluations of the TIGRIS instrument for clinical diagnostic and blood screening applications in the third quarter of 2002 and expect to commence clinical trials by the end of 2003.

      On February 26, 2001, we commenced arbitration proceeding against Chiron in connection with the blood screening collaboration. During the fourth quarter of 2001, we negotiated a resolution to most of the disputed items, and in January 2002, we received $6.9 million in partial settlement of the claims. During the first quarter of 2002, we recognized $2.4 million of the settlement in other income primarily for services provided in prior periods. Additionally, $3.9 million of the settlement was a prepayment for inventory, all of which was recorded into revenues during the first nine months of 2002. The remaining $0.6 million primarily represents the collection of an outstanding receivable. The arbitration proceedings did not result in any disruption in service to our blood screening customers. We are confident that any future disputes that arise between the companies will be resolved equitably through the dispute resolution procedures contained in the collaboration agreement.

      In 1996, we were awarded a $7.7 million contract by the National Heart, Lung and Blood Institute, a part of the NIH, to develop NAT assays for screening donor blood for HIV-1 and HCV. Effective January 1998, the contract was modified with the addition of $0.6 million for the development of a semi-automated system for the detection of HIV-1/ HCV in pooled plasma. Effective September 1998, the contract was further modified with the addition of $4.3 million for the development of HIV-2 and hepatitis B virus, or HBV, tests. In January 2000, we began work on a three-year $13.4 million cost sharing contract with the NIH to modify the HIV-1/ HCV assay to incorporate HBV detection capability and make it simpler for organ donation centers to test the blood of organ donors. The NIH reimbursed us $7.8 million of this cost, and we and Chiron will share equally the remaining costs to complete the project. All payments due to us under these reimbursement contracts have been received and were recorded as collaborative research revenues as reimbursable costs were incurred.

      We received a $1.0 million contract extension from the NIH in October of 2002 to develop a NAT assay for the detection of the West Nile virus. The NIH allocated an additional $2.5 million to the contract extension in February 2003. In addition, on February 13, 2003, we filed for an Investigational New Drug Application with the FDA covering the West Nile virus. We have initiated the development of this assay and will recognize collaborative research revenue under the contract extension as reimbursable costs are incurred.

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

      We recognize collaborative research revenue over the term of the strategic alliance agreement we entered into with Chiron as reimbursable costs are incurred. The costs associated with the reported collaborative research revenue are reflected in the statements of operations under the captions “Research and development,” “Marketing and sales” and “General and administrative” based on the nature of the costs. We do not separately track the costs applicable to the blood screening development collaboration with Chiron and therefore are not able to quantify the direct costs associated with the collaborative research revenue. We believe that the costs incurred related to the collaborative research revenue have exceeded the amounts recorded as revenue.

      In November 2002, we initiated an arbitration proceeding against Bayer in connection with the clinical diagnostic collaboration. Under the terms of the collaboration agreement, Bayer acquired the exclusive right to distribute nucleic acid diagnostic tests designed and developed by Gen-Probe for the detection of HIV, hepatitis and other specified viruses, subject to certain conditions. In the arbitration, we are seeking to prove that Bayer has failed to fulfill the conditions required to maintain its exclusive distribution rights. Accordingly, we are seeking confirmation that the agreement grants us, in the present circumstances, a co-exclusive right to directly distribute the viral diagnostic tests that are the subject of the agreement. Gen-Probe’s arbitration demand also seeks money damages due to Bayer’s failure to use commercially reasonable efforts to promote, market and sell viral diagnostic assays developed by Gen-Probe. Bayer has not yet responded to the arbitration demand, but has stated that it intends to file a counterclaim for money damages based on alleged delays in the development of the TIGRIS instrument system.

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

      In August 2000, we entered into amended agreements with bioMérieux, Inc. that transitioned the relationship from a collaborative arrangement to a royalty-bearing arrangement that covers semi-automated probe assays and advanced, fully-automated probe assays for the diagnosis of infectious diseases and detection of food pathogens. Under the terms of the amended agreements, bioMérieux will pay us royalty payments based on sales of products incorporating the licensed technology, subject to a minimum annual royalty payment, which began in January 2002 with respect to the semi-automated probe assays and will begin in 2006 with respect to the fully automated probe assays, and a reduction in the royalties based on the amount of cumulative royalties that have been paid to us. In addition, we transferred to bioMérieux all information, trade secrets, procedures, methods, data and processes necessary for bioMérieux to assume development of the products that are the subject of the agreement in exchange for the prepaid royalties paid under the original agreement. Accordingly, we recognized $3.0 million, $0.3 million and $0.8 million in royalty fees related to this agreement in 2000, 2001 and 2002, respectively. In addition, we recognized $0.5 million in minimum annual royalties in 2002 in connection with this license agreement. We amortized previously received license fees in an amount equal to $1.9 million annually through the period ended December 31, 2002.

Research and Development

      In recent years, we have increased our investment in research and development as part of our ongoing efforts to accelerate the development of new products and technologies, particularly our TIGRIS instrument and our HIV-1/ HCV assay for screening donated blood, which was approved by the FDA in February 2002. Our research and development expenses consist of expenses associated with the development of proprietary products and instrument platforms as well as expenses related to the co-development of new products and technologies in collaboration with our strategic partners. We expect our research and development expenses as a percentage of revenues to decrease in future periods.

      In connection with our research and development efforts, we have various license agreements, which provide us with rights to develop and market products using certain technology and patent rights maintained by third parties. Terms of the various license agreements require us to pay royalties ranging from 1% to 5% of future sales on products using the technology. These agreements generally provide for a term that commences upon execution of the agreement and continues until expiration of the last patent related to the technology.

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

      Historically, we have recorded revenues related to use of our blood screening products in the United States and other countries in which the products have not received regulatory approval as collaborative research revenue because price restrictions applied to these products prior to FDA approval in the United States and in certain foreign countries. As commercial pricing was implemented in the United States, we classified domestic sales of these products as product sales in our financial statements. Chiron began to implement commercial pricing in the United States for the blood screening products in the second quarter of 2002. Commercially approved products that we began shipping in the second quarter of 2002 are recorded as product sales based on the contracted transfer price with Chiron. Based on the terms of our agreement with Chiron, our ultimate share of the net revenue from sales to the end user will not be known until reported by Chiron to us. Blood screening product sales are adjusted upon payment by Chiron to us of amounts reflecting our ultimate share of net revenue from sales by Chiron of these products.

      Product sales also include the sales or rental value associated with the delivery of our proprietary integrated instrument platforms performing our NAT assays. Historically, we have provided our instrumentation to laboratories and hospitals without requiring them to purchase the equipment or enter into an equipment lease. Instead, we recover the cost of providing the instrumentation in the amounts we charge for our diagnostic assays. We recently have begun to implement multi-year sales contracts that have an equipment factor set forth in them. The costs associated with an instrument are charged to costs of goods sold on a straight-line basis over the estimated life of an instrument, which ranges from three to five years. The costs to maintain these systems in the field are charged to operations as incurred.

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

      We also manufacture products to conduct developmental evaluations and clinical trials and to validate our manufacturing practices prior to receiving commercial approval for sale of our products. In these circumstances, uncertainty exists regarding the saleability of these products until the FDA or the other governing bodies commercially approve them. Accordingly, we provide valuation allowances for these items in inventory and charge those amounts to research and development. In cases where we manufacture products that are sold into approved markets and also maintained for further development evaluations for other markets, we may also provide valuation allowances for this inventory due to the historical uncertainties associated with regulated product introductions. To the extent any of these previously manufactured products are sold to end users, we realize revenues, subject to our collaboration agreement with Chiron, and reduce any inventory reserves that are directly applicable to such products.

Patent Costs

      We capitalize the costs incurred to file patent applications. We amortize these costs over the lesser of the remaining useful life of the related technology or eight years. At December 31, 2002, capitalized patent costs totaled approximately $2.1 million, net of accumulated amortization. We expense all costs related to abandoned patent applications. Historically, our expense related to abandoned patent costs has not been material but, if we elect to abandon any of our currently issued or unissued patents, the related expense could be material to our operations in the period of abandonment.

Capitalized Software Costs

      We capitalize costs incurred in the development of computer software related to products under development after establishment of technological feasibility. These capitalized costs are recorded at the lower of unamortized cost or net realizable value and will be amortized over the estimated life of the related product beginning when the product is available for sale. At December 31, 2002, capitalized software development costs related to our TIGRIS instrument totaled $22.8 million. We completed beta evaluations of this instrument in the third quarter of 2002 and expect to commence clinical trials by the end of 2003. If we are not able to successfully deliver this instrument to the marketplace and attain customer acceptance, the asset could be impaired and an adjustment to the carrying value of this asset would be considered by management at that time.

Income Taxes

      We historically have been included in the consolidated federal and in various combined state income tax returns of our former parent company, Gen-Probe Holding Company, Inc. (formerly known as Chugai Pharma U.S.A., Inc.). Pursuant to a tax sharing agreement with Gen-Probe Holding Company, we generally have been allocated an amount of the consolidated tax liability equal to the tax that would have been applicable if computed separately. At December 31, 2002, we had net deferred tax assets of $2.1 million that are more likely than not to be realized. Other than a $2.8 million deferred tax asset and an offsetting $2.8 million tax valuation allowance for assets acquired in the reorganization, no valuation allowance is deemed necessary. In connection with the merger of Gen-Probe Holding into Gen-Probe, Gen-Probe recorded approximately $2.8 million of deferred tax assets. These deferred tax assets relate principally to financial statement depreciation in excess of that deducted for tax purposes and to research and development tax credits previously held by Chugai Pharma USA, LLC, the successor to Gen-Probe’s sister company Chugai Biopharmaceuticals, Inc. which have been included in the combined tax returns of the Company. These deferred tax assets are being carried forward and may be realized in future periods depending on, among other factors, Gen-Probe having sufficient taxable income in the future periods. The deferred tax assets recorded were fully offset by a valuation reserve until these deductions and credits are realized. Net deferred tax assets of $2.1 million, relate to research and investment credits taken in our tax returns, timing differences arising from the recording of deferred revenue and certain reserves and accruals. These amounts are offset by capitalized costs expensed for tax purposes and other items. In the event that we were to determine that we would not be able to realize all or part of our deferred tax assets in the future, an adjustment to reduce the deferred tax asset would be made in the period such determination was made.

Results of Operations

      The following table sets forth operating data as a percentage of total revenues:

	Year Ended December 31,

	2000	2001	2002

Total revenues	100%	100%	100%
Product sales	84%	80%	90%
Collaborative research revenue	12%	16%	7%
Royalty and license revenue	4%	4%	3%

	Year Ended December 31,

	2000	2001	2002

Operating expenses:
Cost of product sales	29%	30%	34%
Research and development	49%	42%	30%
Marketing and sales	12%	13%	12%
General and administrative	11%	11%	13%
Amortization of intangible assets	1%	1%	1%

Total operating expenses	102%	97%	90%

Income (loss) from operations	(2)%	3%	10%
Other income (expenses), net	(0)%	(0)%	2%

Income (loss) before income taxes	(2)%	3%	12%
Income tax expense (benefit)	(1)%	(1)%	4%
Extraordinary loss	0%	0%	0%

Net income (loss)	(1)%	4%	8%

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

      Product Sales. Product sales increased $35.7 million, or 34.2%, to $139.9 million in 2002 from $104.2 million in 2001. The increase was primarily a result of a $31.5 million increase in commercial sales of blood screening products, both in the United States and international markets. Blood screening product sales represented $36.4 million or 26.0% of product sales for the year ended December 31, 2002 as compared to $4.9 million or 4.7% of product sales for the year ended December 31, 2001.

      In February 2002, the FDA approved our HIV-1/ HCV assay for screening donated human blood. Chiron began implementing commercial pricing for the sale of these products in the United States in the second quarter of 2002. Revenues from the sale of these products are now classified as product sales in our financial statements. We recorded revenues related to use of our blood screening products in the United States and other countries in which the products had not received regulatory approval as collaborative research revenues.

      Although we do not expect testing volumes to change significantly as a result of FDA approval, we have realized increased net revenues from the sale of the approved blood screening product in the United States as compared to the revenues received prior to FDA approval as a result of the implementation of commercial pricing. However, under our collaboration agreement with Chiron, Chiron has responsibility for marketing, sales, distribution and service of the blood screening systems, which includes the assay and the related instrumentation. Accordingly, our revenues are dependent on Chiron’s success in establishing commercial pricing with its customers. Prior to the implementation of commercial pricing, we received compensation for sales of the blood screening product from Chiron through monthly firm support commitment payments of approximately $1.5 million, provided that the number of tests we shipped fell within a range provided in agreements with Chiron and the blood screening customers. As a result of the implementation of commercial pricing, we record revenue that we derive from our relationship with Chiron at an agreed upon transfer price when the product is shipped and title and risk of loss has passed and when collection of the resulting receivable is reasonably assured. We record additional revenue on these sales based on our ultimate share of the net revenue from sales to end users of the blood screening products as Chiron reports these sales to us. Chiron reports its sales to us within 45 days after the end of each month in which we ship blood screening products to Chiron.

      We expect competitive pressures related to our STD and blood screening products to continue into the foreseeable future, primarily as a result of the introduction of competing products into the market and continuing pricing pressure, particularly with our STD products.

      Collaborative Research Revenue. Collaborative research revenue decreased $9.2 million, or 45.4%, to $11.0 million in 2002 from $20.2 million in 2001. The decrease was primarily the result of a $7.4 million decrease in firm support commitment payments recorded in 2002 in connection with tests provided to United States customers through our collaboration with Chiron for pooled blood sampling under the terms of the IND application. We do not expect additional revenue from shipments of our HIV-1/ HCV assay pursuant to the IND application in future periods. In addition, revenues from the NIH organ donor program decreased $1.1 million, to $3.1 million in 2002 from $4.2 million in 2001, reflecting the completion of this contract award in 2002.

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

      Royalty and License Revenue. Royalty and license revenue decreased $0.7 million, or 13%, to $4.6 million in 2002 from $5.3 million in 2001. The decrease was primarily the result of the receipt in the third quarter of 2001 of $2.0 million in license and royalty fees from Chugai Diagnostics Science Co., Ltd. for the licensing of rights to certain patented property and royalties, partially offset by $1.0 million in increased royalties from our collaboration with bioMerieux.

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

      Cost of Product Sales. Cost of product sales increased $14.4 million to $53.4 million, or 38.2% of product sales revenues in 2002 from $39.0 million, or 37.4% of product sales revenues, in 2001. The increase in cost of sales was primarily attributable to increased sales volume in 2002 and from recording a greater portion of the costs associated with the operation of our blood screening manufacturing facility to cost of product sales in 2002 compared to 2001. A substantial portion of the costs associated with the blood screening product manufacturing facility was classified as research and development expenses prior to receiving FDA approval for the product in the United States. The amount included in research and development expense in 2001 was $13.2 million which includes costs associated with the blood screening product manufacturing facility as well as scrap charges associated with the production of developmental lots for the assay. The amount included in research and development expense in 2002 was $1.6 million. As a result, cost of product sales increased as a percentage of product sales in 2002 compared to 2001. The gross profit margin on product sales decreased to 61.8% in 2002 from 62.6% in 2001. Gross profit in 2002 benefited by approximately $2.1 million, or 1.5% of product sales, through the delivery to customers of bloodscreening products that had previously been charged to expense during the blood screening development period. We anticipate that gross profits may benefit by approximately the same amount in 2003. However, due to the continuing uncertainty over the expiration dates for finished goods and shelf-life for materials used, there can be no certainty that we will be able to realize this benefit in the future.

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

      In addition to the above mentioned costs, we manufactured significant quantities of raw materials, development lots and clinical trial lots of product prior to receiving FDA approval for commercial sale. During the blood screening development process for the United States market, we also manufactured and delivered an equivalent product for sale in international markets where governmental approvals were obtained. However, due to the relatively low initial sales volumes for this product, we continued to charge the costs of manufacturing blood screening products to research and development expense, except for an amount equal to the product sales revenues recorded for international commercial sales, which was charged to cost of product sales and approximates the costs applicable to those product sales. Beginning in the latter part of the first quarter of 2002, the sales volume for the approved products shipped equaled or exceeded the estimated cost applicable to those product sales, and we ceased the allocation of the costs of manufacturing blood screening products to research and development expense. Amounts included in research and development related to such costs were approximately $1.6 million and $13.2 million, for the years ended December 31, 2002 and 2001, respectively. As a result of the implementation of commercial pricing for our blood screening products in the United States, we have classified these costs as costs of product sales rather than the research and development expenses. Accordingly, except to the extent we are able to deliver to customers blood screening products that were manufactured and charged to research and development expense prior to FDA approval, we expect that our blood screening products will realize lower gross profit margin rates than our clinical diagnostics products during the early stages of commercialization, as relatively high fixed costs for producing these products in the specialized manufacturing facility are absorbed over the expected sales volume for blood screening products. Chiron bears the responsibility for marketing and sales of these products. Therefore, the marketing, sales and distribution expenses we incur associated with our blood screening products are significantly lower than for our clinical diagnostic products. We also anticipate that requirements for individual donor testing, if and when implemented, may result in lower gross margin rates. We are not able to accurately predict the extent to which our gross margin percentages may be negatively affected as a result of individual donor testing because we do not know the ultimate selling price that Chiron would charge to the end user if individual donor testing were implemented.

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

      Research and Development. Research and development expenses decreased $7.3 million to $46.7 million, or 30.0% of total revenues, in 2002 from $54.0 million, or 41.6% of total revenues, in 2001. The decrease was primarily the result of an $11.6 million decrease in research and development expenses as a result of our recording all costs associated with the operation of our blood screening facility to cost of sales following FDA approval of our blood screening product in February 2002, partially offset by a $1.8 million increase in outside instrument development costs and a $2.5 million increase in personnel costs. Manufacturing costs for blood screening assays included in research and development were approximately $1.6 million and $13.2 million, respectively, in 2002 and 2001.

      Marketing and Sales. Marketing and sales expenses increased $2.0 million to $18.2 million, or 11.7% of total revenues, in 2002 from $16.2 million, or 12.5% of total revenues, in 2001. The increase was primarily related to a $0.9 million increase in personnel costs in our marketing and sales force to support increases in sales for our clinical diagnostic products, a $0.2 million increase in professional fees and a $0.9 million increase in other marketing and sales expenses.

      General and Administrative. General and administrative expenses increased $5.4 million to $21.0 million, or 13.5% of total revenues, in 2002 from $15.6 million, or 12.0% of total revenues, in 2001.

The increase was the result of a $2.7 million increase in spending for legal and other professional fees primarily related to Gen-Probe’s spin-off from Chugai Pharmaceutical, a $1.1 million increase in salaries and benefits resulting from higher staffing levels, a $0.6 million increase for printing and public relations expenses primarily relating to the registration of our common stock, and a $1.0 million increase in other general and administrative expenses.

      Amortization of Intangible Assets. Amortization of intangible assets decreased $0.6 million to $0.3 million in 2002 from $0.9 million in 2001. $0.6 million of annual amortization was associated with the goodwill applicable to Gen-Probe Holding Company’s purchase of Gen-Probe in 1989. The goodwill is no longer amortized following our implementation of SFAS 142 as described below.

      In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Statement, or SFAS, No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually, or more frequently under certain conditions, for impairment. We adopted SFAS No. 142 effective January 1, 2002 and are required to reassess the intangible assets, including goodwill, previously recorded in connection with previous purchase acquisitions. In 2002, we stopped amortizing goodwill, which reduced our annual amortization expenses and, therefore, increased our operating income by approximately $0.6 million per year.

      Total Other Expenses, Net. Other expenses generally consist of investment and interest income offset by interest expense on borrowing and other items. The net other income of $3.5 million in 2002 is a $4.0 million increase over the net expense of $0.5 million in 2001. The increase in net other income in 2002 is due to the receipt in cash and recognition of income from settlements of outstanding contractual issues with Chiron for $2.4 million and from a former vendor in the amount of $1.2 million and $0.4 million in net favorable changes in interest expense, interest income and other expenses.

      Income Tax Expense (Benefit). The expense for income taxes amounted to $5.7 million in 2002 compared to a $1.1 million benefit in 2001. The 2002 tax expense was attributable to the pre-tax profit of $19.5 million in 2002 less the benefits of Federal and state research and investment credits which reduce the combined Federal and state statutory tax rate of approximately 39%. The effective tax rate was 29% in 2002. The tax benefit of $1.1 million in 2001 reflected an increased level of Federal and state tax credits for research and development in 2001 and the effect of the revisions made to increase our 2000 estimate for research and development tax credits.

      Extraordinary Loss. In September 2002, in connection with the spin-off, we repaid in full the remaining $10.0 million of principal and accrued interest due on notes payable to a bank and an insurance company. The early payoff required a prepayment premium in the amount of $1.2 million. The prepayment premium and the remaining deferred financing fees associated with the notes totaled $1.25 million and were recorded as a $0.75 million extraordinary loss (net of a tax benefit of $0.5 million) in the year ended December 31, 2002.

      In 2002, FASB issued SFAS No. 145, “Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13 and Technical Correction as of April 2002.” This Statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” The Company plans to adopt this statement in 2003 and will reclassify the prepayment premium and the deferred financing fees associated with the early pay-off of debt, from an extraordinary loss, net of tax benefit, to interest expense in the statement of operations. The tax benefit will be reflected as a component of income tax expense. The reported net income will be unchanged.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

      Product Sales. Product sales increased $4.0 million, or 4.1%, to $104.2 million in 2001 from $100.2 million in 2000. The increase was primarily a result of a $3.4 million increase in sales of blood screening products outside the United States and an $0.6 million increase in sales of other diagnostic products.

      Prior to receiving regulatory approval, we recorded all revenues related to use of our blood screening products in the United States as collaborative research revenue. In February 2002, the FDA approved our blood screening assays for use in the United States. Accordingly, Chiron began implementing commercial pricing for the sale of these products in the United States in the second quarter of 2002. Revenues from the sales of these products in the United States are now classified as product sales in our financial statements.

      Collaborative Research Revenue. Collaborative research revenue increased $6.4 million, or 46.8%, to $20.2 million in 2001 from $13.8 million in 2000. The increase was the result of $3.8 million in increased contract revenues from the NIH for the organ donor program and a $3.6 million increase in revenues from shipments of our blood screening products for use in the United States as a result of an increase in monthly firm support commitments related to such products. Partially offsetting this increase was a decrease of $1.0 million in revenues from bioMérieux due to the transition of our relationship, which causes the revenue to be in royalties rather than collaborative research revenue.

      Royalty and License Revenue. Royalty and license revenue decreased $0.3 million, or 5.7%, to $5.3 million in 2001 from $5.6 million in 2000. The decrease was primarily due to a $2.7 million decrease in royalties from bioMérieux. This was offset by the recognition in 2001 of $2.0 million in license fees from Chugai Diagnostics Science for the licensing of rights to certain patented technology and $0.4 million in increased license fees from bioMérieux.

      Cost of Product Sales. Cost of product sales increased $4.5 million to $39.0 million, or 37.4% of product sales revenues, in 2001 from $34.5 million, or 34.4% of product sales revenues, in 2000. The increase in cost of product sales was primarily attributable to the higher overall sales volume, while the increase as a percentage of product sales was primarily attributable to increases in manufacturing support functions, including quality assurance and quality control. The resulting gross profit margin on product sales decreased to 62.6% in 2001 from 65.6% in 2000.

      Research and Development. Research and development expenses decreased $5.0 million to $54.0 million, or 41.6% of total revenues, in 2001 from $59.0 million, or 49.3% of total revenues, in 2000. The decrease was primarily the result of a $1.8 million decrease in material costs used in research and a $1.3 million decrease in blood screening material validation costs attributable primarily to a reduction in spending on development of our HIV-1/ HCV assay for screening donated blood after our submission to the FDA of our BLA in the first quarter of 2001, as well as a $1.1 million decrease in spending for pre-clinical and clinical trial costs and a $1.8 million decrease in other research costs. These decreases were offset by a $1.0 million increase in laboratory supply costs. Manufacturing costs for blood screening assays included in research and development were approximately $13.2 million and $12.8 million, respectively, in 2001 and 2000.

      Marketing and Sales. Marketing and sales expenses increased $1.7 million to $16.2 million, or 12.5% of total revenues, in 2001 from $14.5 million, or 12.1% of total revenues, in 2000. The increase was primarily related to a $1.4 million increase in personnel costs in our marketing and sales force to support anticipated increases in sales for our clinical diagnostic products and a $0.3 million increase in related marketing and promotional costs.

      General and Administrative. General and administrative expenses increased $3.0 million to $15.6 million, or 12.0% of total revenues, in 2001 from $12.6 million, or 10.6% of total revenues, in 2000. The increase was the result of a $1.4 million increase in spending for patent litigation and other professional fees, a $0.6 million increase in salaries and benefits resulting from higher staffing levels, a $0.4 million increase in bad debt expense and a $0.6 million increase in other general and administrative expenses.

      Amortization of Intangible Assets. Amortization of intangible assets was unchanged from 2000 to 2001.

      Total Other Expenses, Net. Other expenses primarily consist of investment and interest income offset by interest expense on borrowing and other items. The net expense increased $0.4 million to $0.5 million in 2001 from $0.1 million in 2000. This increase in net expense was primarily related to a $0.5 million decrease in interest and investment income due primarily to lower 2001 interest rates on cash balances.

      Income Tax Expense (Benefit). The benefit for income taxes amounted to $1.1 million in 2001 on income before taxes of $3.5 million compared to $1.1 million in 2000 on a loss before taxes of $2.1 million. The tax benefit of $1.1 million in 2001 reflects an increased level of Federal and state tax credits for research and development in 2001 and the effect of revisions made to increase our 2000 estimate for research and development tax credits.

Liquidity and Capital Resources

      Historically, we have financed our operations through revenues from operations, cash received from collaborative research agreements, royalty and license fees and the private placement of debt. At December 31, 2002, we had $108.0 million of cash and cash equivalents and short-term investments.

      For the year ended December 31, 2002, net cash provided by operating activities was $42.2 million compared to $22.2 million for the year ended December 31, 2001. For the year ended December 31, 2002, net cash from operating activities of $42.2 million was the result of net income of $13.0 million plus depreciation and amortization of $17.8 and cash from accounts receivable of $6.2 million. These were partially offset by $1.9 million for an increase in inventory. In addition, there was a $7.1 million increase in cash from changes in other assets and liabilities.

      We recorded $12.6 million for the purchase of capital equipment for the year ended December 31, 2002. Our expenditures for capital additions vary based on the stage of certain development projects and may increase in the future related to the timing of development of new product opportunities and to support expansion of our facilities in connection with those opportunities. We anticipate 2003 capital expenditures will exceed 2002 levels, primarily for research and development activities including clinical trials for the TIGRIS system. However, the average age of our property, plant and equipment is approximately five years, which gives us flexibility in planning capital expenditures.

      In September 2002, in connection with the spin-off, we repaid in full the remaining $10.0 million of principal due on the notes payable to a bank and an insurance company plus accrued interest and a prepayment premium of approximately $1.2 million. The prepayment premium and the remaining deferred financing fees associated with the notes totaled $1.25 million and was recorded as a $0.75 million extraordinary loss ($1.25 million charge, net of a $0.5 million tax benefit) in the financial statements in the quarter ended September 30, 2002.

      We have a secured bank line of credit agreement with Wells Fargo Bank, N.A., which expires in July 2004, under which we may borrow up to $10.0 million, subject to a “borrowing base formula,” at the bank’s prime rate, or at LIBOR plus 1.0%. The line of credit is secured by our assets other than real property. We have not taken advances against the line of credit since inception. The line of credit agreement requires us to comply with various financial and restrictive covenants. Financial covenants include requirements as to tangible net worth, liabilities as a percentage of tangible net worth, the ratio of current assets to current liabilities, required minimum levels of earnings before interest, taxes, depreciation and amortization, the ratio of funded debt to earnings before interest, taxes, depreciation and amortization, and maximum levels of pre-tax and after tax losses. At December 31, 2002, we were in compliance with all covenants.

      On December 10, 2001, Chugai Pharmaceutical announced its intention to distribute all of the shares of our common stock that it held to its shareholders, and on June 27, 2002 Chugai Pharmaceutical’s shareholders approved this transaction. In connection with the transaction, in March 2002, Gen-Probe Holding Company, Inc., our former direct parent company, commenced a reorganization that resulted in our becoming a wholly owned subsidiary of Chugai Pharmaceutical. The reorganization involved the sale or transfer by Gen-Probe Holding of certain assets, including its ownership interest in Chugai Pharma

USA, LLC, the successor to our former sister company Chugai Biopharmaceuticals, Inc., to other Chugai Pharmaceutical subsidiaries. On July 23, 2002, Gen-Probe Holding merged into us. At the time of the merger, Gen-Probe Holding held $75.9 million of cash, 37 acres of land, which includes the site of our headquarters building, valued at approximately $30 million and net other assets of $1.5 million. On September 15, 2002, Chugai Pharmaceutical completed the distribution of all shares of our common stock to its shareholders, finalizing the spin-off and making Gen-Probe an independent, public company.

Contractual Obligations and Commercial Commitments

      Our contractual obligations due to lessors for properties that we lease as well as other amounts due for purchase commitments as of December 31, 2002 were as follows (amounts in thousands):

Contractual Obligations	Total	2003	2004	2005	2006	2007	Thereafter

Operating leases(1)	$4,692	$1,172	$1,113	$815	$733	$763	$96
Material purchase commitment(2)	3,760	3,760	—	—	—	—	—

Total(3)	$8,452	$4,932	$1,113	$815	$733	$763	$96

(1)	Reflects obligations on facilities under operating leases in place as of December 31, 2002. Future minimum lease payments are included in the schedule.

(2)	Amounts represent our minimum purchase commitments from a key vendor for raw materials used in manufacturing.

(3)	Does not include amounts relating to our obligations under our collaboration with Chiron. With respect to our collaboration with Chiron, both parties have obligations to each other. We are obligated to manufacture and supply our blood screening assay to Chiron, and Chiron is obligated to purchase all of the quantities of this assay specified on a 90-day demand forecast, due 90 days prior to the date Chiron intends to take delivery, and certain quantities specified on a rolling 12-month forecast.

      In connection with the joint development of the HIV-1/ HCV assay, and as a condition for Chiron’s agreement to pay for most of the clinical trial costs related to approval of that assay, we agreed to pay the costs related to the clinical trial for the next joint development project with Chiron. Our obligation is limited to the cost incurred for the previous joint clinical trial, which was approximately $4.1 million.

      Our primary short-term needs for capital, which are subject to change, are for continued research and development of new products, costs related to commercialization of blood screening products and development of our automated instrumentation solution, TIGRIS. Certain research and development costs are funded under collaboration agreements with partners or agencies of the United States government. We anticipate additional funds from these sources as reimbursable costs are incurred but there can be no assurance that these funds will materialize or that these relationships will continue.

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

      We may from time to time consider the acquisition of businesses complementary to our business. We could require debt financing if we were to engage in a material acquisition in the future.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

      In September of 2002, we repaid the remaining principal on the fixed rate financing of our headquarters building. Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio. Our risk associated with fluctuating interest income is limited to our investments in interest rate sensitive financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage this exposure to interest rate changes. We seek to ensure the safety and preservation of our invested principal by limiting default risk, market risk, and reinvestment risk. We mitigate default risk by investing in short-term investment grade securities. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our financial instruments that are exposed to changes in interest rates.

      We are exposed to foreign exchange risk for expenditures in certain foreign countries, but the total receivables and payables denominated in foreign currencies at December 31, 2002 were not material. We believe that our business operations are not exposed to market risk relating to commodity price risk or equity price risk.

Item 8.	Financial Statements and Supplementary Data

      See Contents to Consolidated Financial Statements on page F-1 below for a list of the financial statements being filed with this Annual Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

      Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The information required by this Item will be set forth in the section headed “Proposal 1 — Election of Directors” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of our Stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2002, and is incorporated in this report by reference.

Item 11.	Executive Compensation

      The information required by this Item will be set forth in the section headed “Executive Compensation and Other Information” in the Proxy Statement and is incorporated in this report by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      The information required by this Item will be set forth in the section headed “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement and is incorporated in this report by reference.

Item 13.	Certain Relationships and Related Transactions

      The information required by this Item will be set forth in the section headed “Certain Relationships and Related Transactions” in the Proxy Statement and is incorporated in this report by reference.

Item 14.	Controls and Procedures

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

      Within 90 days prior to the date of this Annual Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

      There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date we completed our evaluation.

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) Documents filed as part of this report.

1. The following financial statements of Gen-Probe Incorporated and Report of Ernst & Young LLP, independent auditors, are included in this report:

Report of Ernst & Young LLP, Independent Auditors

Consolidated balance sheets at December 31, 2001 and 2002

Consolidated statements of operations for each of the three years in the period ended December 31, 2002

Consolidated statements of stockholders’ equity for each of the three years in the period ended December 31, 2002

Consolidated statements of cash flows for each of the three years in the period ended December 31, 2002

Notes to consolidated financial statements

2. Schedule II — Valuation and Qualifying Accounts and Reserves for each of the three years in the period ended December 31, 2002

Financial Statement schedules. All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.

3. List of Exhibits required by Item 601 of Regulation S-K. See part (c) below.

      (b) Reports on Form 8-K.

      None

      (c) Exhibits. See the Exhibit Index and Exhibits filed as part of this report.

SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	/s/ HENRY L. NORDHOFF

Henry L. Nordhoff
Chairman, Chief Executive Officer and President

Date: March 24, 2003

      Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ HENRY L. NORDHOFF Henry L. Nordhoff	Chairman, Chief Executive Officer and President (Principal Executive Officer)	March 24, 2003

/s/ HERM ROSENMAN Herm Rosenman	Vice President — Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 24, 2003

/s/ RAYMOND V. DITTAMORE Raymond V. Dittamore	Director	March 24, 2003

/s/ KIYOSHI KUROKAWA Kiyoshi Kurokawa, M.D., MACP	Director	March 24, 2003

/s/ GERALD D. LAUBACH Gerald D. Laubach, Ph.D.	Director	March 24, 2003

/s/ BRIAN A. MCNAMEE Brian A. McNamee, M.B.B.S	Director	March 24, 2003

/s/ ABRAHAM D. SOFAER Abraham D. Sofaer	Director	March 24, 2003

/s/ ARMIN M. KESSLER Armin M. Kessler	Director	March 24, 2003

/s/ PHILLIP M. SCHNEIDER Phillip M. Schneider	Director	March 24, 2003

CERTIFICATIONS

I, Henry L. Nordhoff, certify that:

      1. I have reviewed this annual report on Form 10-K of Gen-Probe Incorporated;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ HENRY L. NORDHOFF

Henry L. Nordhoff
Chairman, Chief Executive Officer and President

Date: March 24, 2003

I, Herm Rosenman, certify that:

      1. I have reviewed this annual report on Form 10-K of Gen-Probe Incorporated;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ HERM ROSENMAN

Herm Rosenman
Vice President and Chief Financial Officer

Date: March 24, 2003

GEN-PROBE INCORPORATED

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Gen-Probe Incorporated

      We have audited the accompanying consolidated balance sheets of Gen-Probe Incorporated as of December 31, 2001 and 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2002. Our audits also include the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gen-Probe Incorporated at December 31, 2001 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      As discussed in Notes 1 and 4 to the consolidated financial statements, effective January 1, 2002, the Company adopted Financial Accounting Standards Board No. 142, “Goodwill and Other Intangible Assets.”

ERNST & YOUNG LLP

San Diego, California

January 31, 2003

GEN-PROBE INCORPORATED

CONSOLIDATED BALANCE SHEETS

	December 31,

	2001	2002

	(In thousands, except
	share and per share data)
Current assets:
Cash and cash equivalents	$17,750	$43,118
Short-term investments	—	64,842
Trade accounts receivable, net of allowance for doubtful accounts of $824 in 2001 and $787 in 2002	11,101	11,891
Accounts receivable — other	5,129	1,024
Accounts receivable from related parties	409	—
Income taxes receivable	2,457	—
Inventories	11,004	12,928
Deferred income taxes	3,231	7,178
Prepaid expenses and other current assets	5,754	5,114

Total current assets	56,835	146,095
Property, plant and equipment, net	60,094	65,870
Capitalized software	19,791	22,802
Goodwill, net of accumulated amortization of $7,677 in 2001 and 2002	17,224	18,621
Other assets	6,403	4,769

Total assets	$160,347	$258,157

Current liabilities:
Accounts payable	$8,090	$8,138
Accounts payable to related parties	—	10
Accrued salaries and employee benefits	7,041	8,961
Other accrued expenses	4,727	6,598
Deferred revenue	5,212	7,100
Current portion of long-term debt	2,000	—

Total current liabilities	27,070	30,807
Long-term debt	10,000	—
Deferred income taxes	173	5,112
Deferred revenue	7,000	6,333
Deferred rent	297	327
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.0001 par value per share; 20,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.0001 par value per share; 100,000,000 shares authorized, 23,799,945 shares issued and outstanding	2	2
Additional paid-in capital	106,103	192,627
Accumulated other comprehensive income	60	300
Retained earnings	9,642	22,649

Total stockholders’ equity	115,807	215,578

Total liabilities and stockholders’ equity	$160,347	$258,157

See accompanying notes.

GEN-PROBE INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2000	2001	2002

	(In thousands, except per share data)
Revenues:
Product sales	$100,162	$104,233	$139,932
Collaborative research revenue	13,764	20,203	11,032
Royalty and license revenue	5,615	5,295	4,633

Total revenues	119,541	129,731	155,597
Operating expenses:
Cost of product sales	34,463	38,954	53,411
Research and development	58,954	53,967	46,709
Marketing and sales	14,508	16,247	18,199
General and administrative	12,628	15,564	20,995
Amortization of intangible assets	948	948	336

Total operating expenses	121,501	125,680	139,650

Income (loss) from operations	(1,960)	4,051	15,947
Other income (expenses):
Interest income	1,029	482	906
Interest expense	(1,112)	(1,012)	(633)
Other income (expense), net	(50)	6	3,238

Total other income (expenses)	(133)	(524)	3,511

Income (loss) before income taxes	(2,093)	3,527	19,458
Income tax expense (benefit)	(1,085)	(1,090)	5,710

Income (loss) before extraordinary loss	(1,008)	4,617	13,748
Extraordinary loss, net of tax	—	—	(741)

Net income (loss)	$(1,008)	$4,617	$13,007

Basic and diluted earnings per share:
Income (loss) before extraordinary loss	$(0.04)	$0.19	$0.58
Extraordinary loss, net of tax	—	—	(0.03)

Net Income (loss) per share	$(0.04)	$0.19	$0.55

Weighted average shares:
Basic	23,800	23,800	23,800

Diluted	23,800	23,803	23,805

See accompanying notes.

GEN-PROBE INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Accumulated
				Other
	Common Stock		Additional	Comprehensive		Total
			Paid-in	Income	Retained	Stockholders’
	Shares	Amount	Capital	(Loss)	Earnings	Equity

	(In thousands)
Balance at December 31, 1999	23,800	$2	$106,063	$(24)	$6,033	$112,074
Capital contribution from Gen-Probe Holding Company, Inc. for consolidated tax benefits	—	—	40	—	—	40
Comprehensive loss:
Net loss	—	—	—	—	(1,008)	(1,008)
Unrealized gains on short-term investments, net of income tax expense of $42	—	—	—	74	—	74

Comprehensive loss						(934)

Balance at December 31, 2000	23,800	2	106,103	50	5,025	111,180
Comprehensive income:
Net income	—	—	—	—	4,617	4,617
Unrealized gains on short-term investments, net of income tax expense of $2	—	—	—	10	—	10

Comprehensive income						4,627

Balance at December 31, 2001	23,800	2	106,103	60	9,642	115,807
Capital contribution from merger with Gen-Probe Holding	—	—	86,524	—	—	86,524
Comprehensive income:
Net income	—	—	—	—	13,007	13,007
Unrealized gains on short-term investments, net of income tax expense of $53	—	—	—	240	—	240

Comprehensive income					—	13,247

Balance at December 31, 2002	23,800	$2	$192,627	$300	$22,649	$215,578

See accompanying notes.

GEN-PROBE INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2000	2001	2002

	(In thousands)
Operating activities
Net income (loss)	$(1,008)	$4,617	$13,007
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	17,445	16,953	17,784
Loss on disposal of property and equipment	48	115	308
Deferred rent	—	297	30
Deferred revenue	(5,168)	(918)	1,221
Deferred income taxes	1,131	(892)	1,106
Changes in assets and liabilities:
Accounts receivable	(5,134)	(372)	6,219
Inventories	(4,843)	1,505	(1,924)
Prepaid expenses and other current assets	(680)	(2,107)	640
Accounts payable	1,920	1,256	58
Accrued salaries and employee benefits	2,399	1,647	1,920
Other accrued expenses	(2,806)	132	1,868

Net cash provided by operating activities	3,304	22,233	42,237
Investing activities
Proceeds from sales and maturities of short-term investments	66,286	6,353	—
Purchase of short-term investments	(62,742)	(2,432)	(64,842)
Purchase of property, plant and equipment	(11,035)	(10,749)	(12,616)
Capitalization of software development costs	(2,922)	(3,366)	(3,011)
Capitalization of patent costs	(922)	(900)	(678)
Other assets	(66)	(30)	400

Net cash used in investing activities	(11,401)	(11,124)	(80,747)
Financing activities
Principal payments on long-term debt	—	(2,000)	(12,000)
Capital contribution from merger with Gen-Probe Holding	—	—	75,878

Net cash (used in) provided by financing activities	—	(2,000)	63,878

Net increase (decrease) in cash and cash equivalents	(8,097)	9,109	25,368
Cash and cash equivalents at the beginning of year	16,738	8,641	17,750

Cash and cash equivalents at the end of year	$8,641	$17,750	$43,118

Supplemental disclosure of cash flow information:
Cash paid (received) for:
Interest	$1,081	$998	$754

Income taxes	$3,419	$(745)	$2,104

Non-cash financing activities:
Contribution of non-cash items from merger with Gen-Probe Holding	$—	$—	$10,646

See accompanying notes.

GEN-PROBE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies

Organization

      Gen-Probe Incorporated (“Gen-Probe” or the “Company”) is engaged in developing, manufacturing and marketing of nucleic acid probe-based products used for the clinical diagnosis of human diseases and for screening donated human blood. Gen-Probe’s principal customers are large reference laboratories, public health laboratories and hospitals located in North America, Europe and Japan.

      These consolidated financial statements reflect the Company’s historical financial results as an independent company, separate from the Company’s former direct parent, Gen-Probe Holding Company, Inc. (“Gen-Probe Holding”), which was a wholly-owned subsidiary of Chugai Pharmaceuticals, Co. Ltd. (“Chugai”) of Tokyo, Japan.

      The Company has a 17% non-controlling interest in Molecular Light Technology Research, Ltd. (“Molecular Light Technology”), which is recorded under Other assets in the balance sheet. The investment is accounted for by the cost method.

Principles of Consolidation

      The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiaries, Gen-Probe Sales and Services, Inc., Gen-Probe Canada, Inc. and Gen-Probe FSC, Inc. All intercompany transactions and balances have been eliminated in consolidation.

Reporting Periods

      The Company operates and reports on fiscal periods ending on the Friday closest to the end of the month except for year-end, which closes on December 31. For ease of presentation, the quarterly reporting periods are deemed to end on March 31, June 30 and September 30. The fiscal years ended December 31, 2000, 2001 and 2002 each included 52 weeks.

Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. These estimates include assessing the collectibility of accounts receivable, valuation of inventories and long-lived assets. Actual results could differ from those estimates.

Cash Equivalents

      Cash equivalents consist primarily of highly liquid cash investment funds with original maturities of three months or less when acquired.

Short-term Investments

      Short-term investments are carried at fair value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment and interest income. Realized gains and losses and declines in value judged to be other-than-temporary on short-term investments are included in investment and interest income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

GEN-PROBE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment Information

      The Company identifies its operating segments based on business activities, management responsibility and geographical location. For all periods presented, the Company operated in a single business segment. Revenue by geographic location is presented in Note 10.

Concentration of Credit Risk

      The Company sells its products primarily to established large reference laboratories, public health laboratories and hospitals. Credit is extended based on an evaluation of the customer’s financial condition and generally collateral is not required.

      Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, and short-term investments. The Company limits its exposure to credit loss by placing its cash with high credit quality financial institutions. The Company generally invests its excess cash in mortgage-backed securities, investment-grade corporate and municipal bonds.

Fair Value of Financial Instruments

      The carrying value of cash equivalents, short-term investments, accounts receivable, accounts payable, accrued liabilities and long-term debt approximates fair value.

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

Stock-Based Compensation

      The Company measures compensation expense for its employee stock-based compensation using the intrinsic value method and provides pro forma disclosures of net income (loss) and earnings (loss) per common share as if the fair value methods had been applied in measuring compensation expense. Under the intrinsic value method, compensation cost for employee stock awards is recognized as the excess, if any, of the deemed fair value for financial reporting purposes of the Company’s common stock on the date of grant over the amount an employee must pay to acquire the stock. Compensation cost is amortized over the vesting period using an accelerated graded method in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.”

      Pro forma information regarding net income is required by Statement of Financial Accounting Standards (“SFAS”) No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value for these options was estimated at the dates of grant using the minimum value option pricing model from the stock option plan inception date in 2000 through September 15, 2002 and the Black Scholes pricing model from September 16, 2002 through December 31, 2002. The following assumptions for 2000, 2001 and 2002 were used: risk-free interest rates ranging from 2.55% to 6.00%, volatility of 0% through September 15, 2002 and averaging 71.8% since September 16, 2002, dividend yield of 0% and expected life of 4 years.

GEN-PROBE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Had compensation expense for stock options granted been determined based on the fair value of the options at the date of grant, accounting consistent with SFAS No. 123, the Company’s net income (loss) and net income (loss) per share would have been as follows (in thousands, except per share data):

	Years Ended December 31,

	2000	2001	2002

Net income (loss):
As reported	$(1,008)	$4,617	$13,007
Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	—	—	—
Total stock-based employee compensation expense determined under fair value based method for all options, net of related tax effects	(786)	(1,940)	(792)

Pro forma net income (loss)	$(1,794)	$2,677	$12,215

Basic and diluted net income (loss) per share:
As reported	$(0.04)	$0.19	$0.55
Pro forma	$(0.08)	$0.11	$0.51

      The pro forma effects on net income or loss for the years ended December 31, 2000, 2001 and 2002 are not likely to be representative of the effects on reported net income or loss in future years. In management’s opinion, existing stock option valuation models do not provide a reliable single measure of the fair value of employee stock options that have vesting provisions and are not transferable. In addition, option valuation models require the input of highly subjective assumptions, and changes in such subjective assumptions can materially affect the fair value estimate of employee stock options.

Revenue Recognition

      Revenue is recognized from sales of our clinical diagnostic products when the product is shipped and title and risk of loss has passed and when collection of the resulting receivable is reasonably assured. The Company records revenue from product sales on its blood screening products shipped to countries where regulatory approval has been received based on a contracted transfer price with its third-party collaboration partner. Blood screening product sales are then adjusted monthly upon payment by the Company’s collaboration partner to the Company of amounts reflecting the Company’s ultimate share of net revenue from sales by the collaboration partner to the end user less the transfer price revenues previously paid.

      The Company records revenues related to use of its blood screening products in the United States and other countries in which the products have not received regulatory approval as collaborative research revenue because price restrictions apply to those products prior to FDA license approval in the United States and similar approval in foreign countries.

      Product sales also include the sales or rental revenue associated with the delivery of the Company’s proprietary instrument platforms for performing its diagnostic tests. Historically, the Company has provided its instrumentation to laboratories and hospitals without requiring them to purchase the equipment or enter into an equipment lease. Instead, the Company recovers the cost of providing the instrumentation in the amounts it charges for its diagnostic assays. The Company recently has begun to implement multi-year sales contracts that have an equipment factor set forth in them. The costs associated with the instrument are charged to costs of goods sold on a straight-line basis over the estimated life of the instrument, which ranges from three to five years. The costs to maintain these systems in the field are charged to operations as incurred.

GEN-PROBE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In addition to collaborative research revenue previously recorded in connection with sales of blood screening products in the United States and other countries in which the products had not received regulatory approval, the Company recognizes collaborative research revenue over the term of various collaboration agreements as negotiated monthly contracted amounts are earned or reimbursable costs are incurred related to that agreement. Negotiated monthly contracted amounts are earned in relative proportion to the performance required under the contracts. Non-refundable license fees are recognized over the related performance period or at the time that the Company has satisfied all performance obligations related to the agreement. Milestone payments are recognized as revenue upon (i) the achievement of specified milestones when the Company has earned the milestone payment, (ii) the milestone is substantive in nature and the achievement of the milestone was not reasonably assured at the inception of the agreement and (iii) the fees are non-refundable. Any amounts received prior to satisfying our revenue recognition criteria are recorded as deferred revenue in our balance sheet.

      Royalty revenue is recognized related to the manufacture, sale or use of the Company’s products or technologies under license arrangements with third parties. For those arrangements where royalties are reasonably estimable, the Company recognizes revenue based on estimates of royalties earned during the applicable period and adjusts for differences between the estimated and actual royalties in the following period. Historically, these adjustments have not been material. For those arrangements where royalties are not reasonably estimable, the Company recognizes revenue upon receipt of royalty statements from the licensee.

Cost of Revenues

      Cost of product sales reflects the costs applicable to products shipped for which product sales revenue is recognized in accordance with the Company’s revenue recognition policy. The Company manufactures products for commercial sale as well as development stage products for internal use or clinical evaluation. The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 2 “Accounting for Research and Development Costs” in classifying costs between cost of product sales and research and development costs.

      The Company does not separately track the total costs applicable to collaborative research revenue as there is not a distinction between the Company’s internal development activities and the development efforts made pursuant to agreements with third parties. The costs applicable to the blood screening development collaboration are reflected in the statements of operations under the captions “Research and development,” “Marketing and sales” and “General and administrative” based on the nature of the costs. The costs incurred related to the collaborative research revenue have exceeded the amounts recorded as revenue for all periods presented.

Shipping and Handling Expenses

      Shipping and handling expenses are included in cost of product sales and totaled approximately $1,726,000, $2,096,000 and $1,780,000 for the years ended December 31, 2000, 2001 and 2002, respectively.

Inventories

      Inventories are stated at the lower of cost (first-in, first-out) or market. The estimated allowance is based on management’s review of inventories on hand compared to estimated future usage and sales, shelf-life and assumptions about the likelihood of obsolescence.

GEN-PROBE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Capitalized Software Costs

      The Company capitalizes costs incurred in the development of computer software after establishment of technological feasibility. These capitalized costs are recorded at the lower of unamortized cost or net realizable value and will be amortized over the estimated life of the related product beginning when the product is available for sale.

Long-Lived Assets

      Property, plant and equipment and intangible assets are stated at cost. Depreciation of property, plant and equipment is provided using the straight-line method over the estimated useful lives of the assets as follows:

Years

Building	10-39
Machinery and Equipment	3-5
Furniture and Fixtures	3

      Depreciation expense was $15,086,000, $14,457,000 and $15,632,000 for the years ended December 31, 2000, 2001 and 2002, respectively. Amortization of leasehold improvements is provided over the shorter of the remaining life of the lease or estimated useful life of the asset. Patents and trademarks are stated at cost and amortized on a straight line basis over the lesser of the remaining useful life of the related technology or the estimated useful life of 8 years. The cost of other purchased intangibles is amortized over its estimated useful life of 20 years. Goodwill less the amount allocated to in-process technology was being amortized over 40 years through December 31, 2001.

Research and Development

      Research and development costs are expensed as incurred.

Income Taxes

      The Company was included along with its former sister company Chugai Pharma USA, LLC (“CPUSA”) in the consolidated federal and in various combined state income tax returns of Gen-Probe Holding. Pursuant to a tax-sharing agreement with Gen-Probe Holding, the Company was generally allocated an amount of the consolidated tax liability equal to the tax that would have been applicable if computed separately.

      Under this agreement, any deductible amounts allocated to the Company and not allocated back to Gen-Probe Holding were deemed to be a capital contribution by Gen-Probe Holding at the end of the year. In connection with the reorganization and spin-off, Gen-Probe Holding merged into the Company and the Company entered into a new tax-sharing agreement with CPUSA.

Reclassifications

      Certain prior year amounts have been reclassified to conform with the current year presentation.

Recent Accounting Pronouncements

      The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” at the beginning of fiscal 2002, which supercedes APB 17, “Intangible Assets,” and eliminated the requirement to amortize goodwill and indefinite-lived intangible assets. With the adoption of SFAS No. 142, the Company will no longer amortize goodwill, which reduces annual amortization expense and increases the Company’s

GEN-PROBE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operating income by $612,000. Goodwill and other intangibles with indefinite lives are tested for impairment on at least an annual basis utilizing a test that begins with an estimate of the fair value of the reporting unit or intangible asset. The Company completed its impairment test in the fourth quarter of 2002 and determined that no impairment loss was necessary.

      The following table presents a reconciliation of net income (loss) and per share data to what would have been reported had the new rules been in effect during each of the two years ended December 31, 2000 and 2001 (in thousands, except per share data):

	Years Ended
	December 31,

	2000	2001

Reported net income (loss)	$(1,008)	$4,617
Add back goodwill amortization, net of tax	612	612

Adjusted net income (loss)	$(396)	$5,229
Basic and diluted net income per common share:
Reported net income (loss)	$(0.04)	$0.19
Goodwill amortization, net of tax	0.03	0.03

Adjusted net income (loss)	$(0.01)	$0.22

      In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which was adopted by the Company beginning in fiscal 2002. This statement established a number of rules for the recognition, measurement and display of long-lived assets which are impaired and either held for sale or continuing use within the business. In addition, SFAS No. 144 expanded the definition of a discounted operation to individual reporting units or asset groupings for which identifiable cash flow exists. The adoption of SFAS No. 144 as of January 1, 2002 did not have a significant impact on the Company’s financial statements.

      In 2002, FASB issued SFAS No. 145, “Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13 and Technical Correction as of April 2002.” This Statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” The Company plans to adopt this statement in 2003 and will reclassify the prepayment premium and the deferred financing fees associated with the early pay-off of debt, from an extraordinary loss, net of tax benefit, to interest expense on the statement of operations. The tax benefit will be reflected as a component of income tax expense. The reported net income will be unchanged.

      In June 2002, FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement supercedes the guidance proposed by Emerging Issues Task Force 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 is required to be adopted for exit or disposal activities initiated after December 31, 2002.

      In December 2002, FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements.

GEN-PROBE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The transition and annual disclosure requirements of SFAS No. 148 are effective for the Company’s fiscal year 2002.

Net Income (Loss) Per Share

      Gen-Probe computes net income (loss) per share in accordance with SFAS No. 128, “Earnings Per Share,” and SEC Staff Accounting Bulletin (“SAB”) No. 98. Under the provisions of SFAS No. 128, basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period.

      Under the provisions of SAB No. 98, common shares issued for nominal consideration, if any, would be included in the per share calculations as if they were outstanding for all periods presented. No common shares have been issued for nominal consideration. The Company had outstanding for all periods 23,799,945 shares of common stock. The Company considers common equivalent shares from the exercise of stock options in the instance where the shares are dilutive to net income of the Company by application of the treasury stock method.

      The following table sets forth the computation of net income (loss) per share (in thousands, except per share amounts):

	Years Ended December 31,

	2000	2001	2002

Net income (loss)	$(1,008)	$4,617	$13,007

Weighted average shares outstanding —
Basic	23,800	23,800	23,800
Effect of dilutive common stock options outstanding	—	3	5

Weighted average shares outstanding —
Diluted	23,800	23,803	23,805

Net income (loss) per share:
Basic and diluted	$(0.04)	$0.19	$0.55

Dilutive securities include common stock options subject to vesting. Potentially dilutive securities totaling 478,691, 1,280,846 and 1,964,574 for the years ended December 31, 2000, 2001 and 2002, respectively were excluded from the calculation of diluted earnings per share because of their anti-dilutive effect.

2.	Balance Sheet Information

      Inventories are comprised of the following (in thousands):

	December 31,

	2001	2002

Raw materials and supplies	$6,086	$4,504
Work in process	1,489	1,295
Finished goods	3,429	7,129

	$11,004	$12,928

GEN-PROBE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Property, plant and equipment are comprised of the following (in thousands):

	December 31,

	2001	2002

Land	$—	$9,100
Building	29,718	29,718
Machinery and equipment	72,399	79,529
Leasehold improvements	17,027	17,283
Furniture and fixtures	15,592	17,278

	134,736	152,908
Less accumulated depreciation and amortization	(74,642)	(87,038)

	$60,094	$65,870

      Other assets are comprised of the following (in thousands):

	December 31,

	2001	2002

Patents and other intangible assets	$13,480	$14,230
Purchased intangible assets	33,636	33,636
Other	518	330

	47,634	48,196
Less accumulated amortization	(41,231)	(43,427)

	$6,403	$4,769

      Other accrued expenses consist of the following (in thousands):

	December 31,

	2001	2002

Royalties	$401	$2,161
Professional fees	163	1,471
Patent and legal	615	829
Warranty	214	214
Taxes and other	3,334	1,923

Total	$4,727	$6,598

3.	Short-term Investments

      The following is a summary of short-term investments as of December 31, 2002 (in thousands):

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Corporate obligations	$14,799	$114	$(1)	$14,912
Mortgage backed government securities	29,300	109	—	29,409
Municipal securities	20,428	93	—	20,521

Total short-term investments	$64,527	$316	$(1)	$64,842

GEN-PROBE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The amortized cost and estimated fair value of available-for-sale marketable securities at December 31, 2002, by contractual maturity, are as follows (in thousands):

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Maturities
2003	$5,418	$2	$(1)	$5,419
2004	42,130	243	—	42,373
2005	16,979	71	—	17,050

Total short-term investments	$64,527	$316	$(1)	$64,842

      Gross realized gains and losses on sales of short-term investments were not significant in 2000, 2001 or 2002.

      4.     Intangible Assets by Asset Class and Related Accumulated Amortization as Required by FAS 142

      The Company’s intangible assets and related accumulated amortization consisted of the following (in thousands):

	December 31,

	2000			2001			2002

		Accumulated			Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net	Gross	Amortization	Net

Intangible assets subject to amortization:
Capitalized software	$16,425	$—	$16,425	$19,791	$—	$19,791	$22,802	$—	$22,802
Patents	12,787	8,888	3,899	13,437	10,187	3,250	14,128	12,003	2,125
Deferred financing costs	72	26	46	72	34	38	72	72	—
Organizational costs	30	20	10	30	26	4	30	30	—
Goodwill	24,901	7,065	17,836	24,901	7,677	17,224	—	—	—
Purchased intangibles	33,636	30,650	2,986	33,636	30,986	2,650	33,636	31,322	2,314

Total	$87,851	$46,649	$41,202	$91,867	$48,910	$42,957	$70,668	$43,427	$27,241

Intangible assets not subject to amortization:
Goodwill	$—	$—	$—	$—	$—	$—	$26,298	$7,677	$18,621

GEN-PROBE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company had aggregate amortization expense of $2,372,000, $2,261,000 and $2,194,000 in 2000, 2001 and 2002, respectively.

Estimated amortization
expense for the years
ended December 31,

2003	$1,206
2004	5,572
2005	5,408
2006	5,055
2007	5,035
2008	4,965

Total	$27,241

5.	Long-Term Debt

      In May 1997, the Company issued $14,000,000 of notes payable to a bank and an insurance company. The notes bore interest at 7.68%, with interest payable through the year 2000, then principal and interest through May 2007.

      In September 2002, in connection with the Company’s spin-off from Chugai, the Company repaid in full the remaining $10,000,000 of principal due on the notes, the accrued interest due and a prepayment premium of approximately $1,200,000. The prepayment premium and the remaining deferred financing fees associated with the notes totaled $1,250,000 and were recorded as a $750,000 extraordinary loss ($1,250,000 charge, net of a $500,000 tax benefit) in the financial statements.

      The Company has secured a bank line of credit agreement, which expires in July 2004, under which the Company may borrow up to $10,000,000 at the bank’s prime rate, or at LIBOR plus 1%. The line of credit is secured by the assets of the Company other than real property. At December 31, 2002, the Company did not have any amounts outstanding under the line. The line of credit agreement requires the Company to comply with various financial covenants. Financial covenants include requirements as to tangible net worth, liabilities as a percentage of tangible net worth, the ratio of current assets to current liabilities, required minimum levels of earnings before interest, taxes, depreciation and amortization, and the ratio of funded debt to earnings before interest, taxes, depreciation and amortization. The Company was in compliance with all covenants at December 31, 2002.

6.	Related Party Transactions

      The Company had royalty expense of $2,329,000, $2,368,000 and $2,467,000 in 2000, 2001 and 2002, respectively, to Molecular Light Technology in which the Company owns a 17% interest.

      Gen-Probe’s product sales to Chugai and its former subsidiary Chugai Diagnostics Science Co., Ltd. (“CDS”), totaled $3,362,000, $3,040,000 and $2,730,000 during 2000, 2001 and 2002, respectively. Trade and other accounts receivable from Chugai or its subsidiaries other than the Company were $432,000, $245,000 and $306,000 at December 31, 2000, 2001 and 2002, respectively. In June 2002, Gen-Probe reimbursed CDS $146,000 for certain import license fees from Japanese regulatory authorities that CDS had paid on our behalf.

      Chugai Biopharmaceuticals, Inc. (“CBI”), formerly a wholly-owned subsidiary of Gen-Probe Holding, which began operations on July 1, 1995, is engaged in developing therapeutics technologies and products. Gen-Probeprovided CBI with certain general and administrative services, general overhead and materials.

GEN-PROBE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

To recover these costs, Gen-Probe billed CBI for the employees’ time, an allocable share of the general expenses in each applicable department and 100% of the direct expenses. Labor costs are allocated based on employees’ monthly time reports; non-labor costs are estimated based on standard costs and are reconciled to actual costs. Gen-Probe’s services billed to CBI, excluding direct costs reimbursed by CBI, totaled $461,000, $264,000 and $138,000 for the years ended December 31, 2000, 2001 and 2002, respectively. Gen-Probe’s accounts receivable from CBI were $703,000, $191,000 and $0 at December 31, 2000, 2001 and 2002.

      In June 1997, Gen-Probe completed the construction of its headquarters facility on land, which was purchased by Gen-Probe Holding in 1995. Gen-Probe Holding reimbursed Gen-Probe $2,997,000 for costs related to land improvements under the terms of an agreement between CPUSA and Gen-Probe. In June 1997, Gen-Probe and Gen-Probe Holding entered into a long-term ground lease agreement whereby Gen-Probe leased the land under the operating facility from Gen-Probe Holding at a rate of $525,000 per year. Under the ground lease agreement, Gen-Probe paid Gen-Probe Holding $525,000, $525,000 and $306,000 for the years ended December 31, 2000, 2001 and 2002. Effective with the reorganization on July 31, 2002, this land was titled to Gen-Probe and the ground lease was terminated.

7.	Income Taxes

      The provision for income taxes consists of the following (in thousands):

	Years Ended December 31,

	2000	2001	2002

Current:
Federal	$(2,151)	$(230)	$4,335
State	124	12	312

	(2,027)	(218)	4,647
Deferred:
Federal	1,879	1,551	1,524
State	(937)	(2,423)	(461)

	942	(872)	1,063

	$(1,085)	$(1,090)	$5,710

      The provision for income taxes varies from the amount computed by applying the federal statutory rate to income before income taxes due to the nondeductibility of the amortization of goodwill and certain other intangible assets for tax reporting purposes, less certain tax credits realized and tax exempt foreign sales corporation income. Foreign taxes of $127,000 are included in the federal current provision in 2002.

GEN-PROBE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Significant components of the Company’s deferred tax assets and liabilities for federal and state income taxes are as follows (in thousands):

	December 31,

	2001	2002

Deferred tax assets:
Research and California manufacturers’ investment credit carryforwards	$6,047	$5,546
Inventory reserves and capitalization	1,914	4,621
Allowance for doubtful accounts	342	348
Deferred revenue	4,266	2,711
Depreciation	—	120
Other accruals and reserves (net)	744	1,946

Total deferred tax assets	13,313	15,292
Valuation allowance	—	(2,847)

Total net deferred tax assets	13,313	12,445
Deferred tax liabilities:
Purchased intangibles	(990)	(897)
Capitalized costs expensed for tax purposes	(8,378)	(9,482)
Depreciation	(887)	—

Total net deferred tax liabilities	(10,255)	(10,379)

Net deferred tax assets	$3,058	$2,066

      In connection with the merger of Gen-Probe Holding into Gen-Probe, Gen-Probe recorded approximately $2,847,000 of deferred tax assets. These deferred tax assets relate principally to financial statement depreciation in excess of that deducted for tax purposes and to research and development tax credits previously held by Chugai Pharma USA, LLC, the successor to Gen-Probe’s sister company Chugai Biopharmaceuticals, Inc., which have been included in the combined tax returns of the Company. These deferred tax assets are being carried forward and may be realized in future periods depending on, among other factors, Gen-Probe’s having sufficient taxable income in the future periods. The deferred tax assets recorded are fully offset by a valuation reserve until these deductions and credits are realized.

      Other than the valuation allowance for the net deferred tax assets from CPUSA, no additional valuation allowance has been recorded to offset deferred tax assets as the Company has determined that it is more likely than not that such assets will be realized. The Company will continue to assess the likelihood of realization of such assets; however, if future events occur which do not make the realization of such assets more likely than not, the Company will record a valuation allowance against all or a portion of the net deferred tax assets.

      At December 31, 2002, the Company had alternative minimum tax (AMT) credit carryforwards of approximately $380,000.

      At December 31, 2002, the Company also had California research and development and manufacturers’ investment credit carryforwards of approximately $6,486,000 which will begin to expire in 2009, unless previously utilized. In accordance with the Internal Revenue Code, the Company’s use of its credit carryforwards could be limited in the event of certain cumulative changes in the Company’s stock ownership.

GEN-PROBE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The provision for income taxes reconciles to the amount computed by applying the federal statutory rate to income before taxes as follows (in thousands):

	Years Ended December 31,

	2000		2001		2002

Taxes at federal statutory rate	$(732)	35%	$1,203	35%	$6,780	35%
State taxes, net of federal benefit	(20)	1%	121	4%	815	4%
Federal tax credit	(862)	41%	(1,300)	(38)%	(1,000)	(5)%
State tax credits	(639)	31%	(865)	(25)%	(943)	(5)%
Prior year credit true-ups	60	(3)%	—	—	—	—
Adjustment for change in state rate	995	(48)%	—	—	—	—
Other	113	(5)%	(249)	(7)%	58	0%

	$(1,085)	52%	$(1,090)	(31)%	$5,710	29%

8.	Stockholders’ Equity

      In August 2000, the Company’s board of directors authorized a 650,000-to-1 stock split and in August 2002 the Company’s board of directors authorized a ..366153-for-1 reverse stock split. All share information has been retroactively restated to reflect the stock split and the reverse stock split.

      On December 10, 2001, Chugai announced its intention to spin-off Gen-Probe by distributing all of its shares of Gen-Probe to the shareholders of Chugai, subject to Chugai shareholder approval and Chugai’s merger with Nippon Roche Kabushiki Kaisha, a subsidiary of Roche Pharmaholding B.V., and a capital reduction transaction involving the distribution of the Gen-Probe shares. On June 27, 2002, Chugai’s shareholders approved the merger and the capital reduction transaction and on September 15, 2002, Chugai completed the distribution by distributing all of its 23,799,945 shares of Gen-Probe to the shareholders of Chugai. The common shares distributed were listed on the Nasdaq National Market and began trading on September 16, 2002. Prior to the spin-off, Chugai commenced a reorganization that resulted in Gen-Probe becoming a wholly owned subsidiary of Chugai. As part of the reorganization, on July 23, 2002, Gen-Probe Holding merged into Gen-Probe, making Gen-Probe a wholly owned subsidiary of Chugai. Gen-Probe Holding was a non-operating holding company that at the time of the merger had approximately $75.9 million in cash and owned 37 acres of land, including the site of Gen-Probe’s headquarters.

      The merger of Gen-Probe Holding into Gen-Probe was reflected as a reorganization of entities under common control and the assets and liabilities were recorded at the historical book value at the merger date. Gen-Probe did not issue additional shares of its common stock in excess of the number of shares previously owned by Gen-Probe Holding to Chugai in consideration for the net assets acquired. Instead, Gen-Probe adjusted all outstanding options to purchase its common stock granted under its 2000 Equity Participation Plan. The number of shares subject to each option were reduced by approximately 17.6% to recognize the contribution of the net assets to Gen-Probe through the merger of Gen-Probe Holding into Gen-Probe. Although the adjustment resulted in a reduction in option holders’ aggregate ownership stake in Gen-Probe relative to Chugai’s ownership stake, the reduction was in proportion to the reduction that would have resulted from the issuance by Gen-Probe of additional shares of Gen-Probe common stock to Chugai in connection with the merger had such shares actually been issued. The results of operations of Gen-Probe Holding are included in the accompanying consolidated financial statements beginning on July 23, 2002.

GEN-PROBE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      In connection with the merger of Gen-Probe Holding into Gen-Probe, Gen-Probe recorded approximately $2.8 million of deferred tax assets. These deferred tax assets relate principally to financial statement depreciation in excess of that deducted for tax purposes and to research and development tax credits previously held by Chugai Pharma USA, LLC, the successor to Gen-Probe’s sister company Chugai Biopharmaceuticals, Inc. which have been included in the combined tax returns of the Company. These deferred tax assets are being carried forward and may be realized in future periods depending on, among other factors, Gen-Probe’s having sufficient taxable income in the future periods. The deferred tax assets recorded were fully offset by a valuation reserve until these deductions and credits are realized.

      The following unaudited pro forma summary presents the consolidated results of operations of the Company, as if the merger had occurred at the beginning of each period presented and does not purport to be indicative of what would have occurred had the merger been made as of that date or of the results which may occur in the future (in thousands, except per share data):

	Year Ended December 31,

	2001	2002

Total revenues	$129,731	$155,597
Net income	5,044	13,569
Basic and diluted net income per share	$0.21	$0.57

      On September 16, 2002, the Company adopted a stockholder rights plan that could discourage, delay or prevent an acquisition of the Company under certain circumstances. The rights plan provides for preferred stock purchase rights attached to each share of our common stock, which will cause substantial dilution to a person or group acquiring 15% or more of our stock if the acquisition is not approved by our board of directors. In connection with the rights plan, the Company declared a dividend of one preferred share purchase right for each outstanding share of common stock of the Company outstanding at the close of business on September 26, 2002. Under the terms of the rights plan, the rights would become exercisable on the tenth day following a person or group acquiring 15% or more of Gen-Probe’s common stock, or announcing a tender offer for Gen-Probe’s common stock that would result in the ownership of 15% or more of the Company’s common stock by one person or group. Each right will initially represent the right, under certain circumstances, to purchase  1/100 of a share of newly created Series A Junior Participating Preferred Stock of the Company at an exercise price of $100. The exercise price is subject to adjustment by the Company. The board of directors may terminate the rights plan or redeem the rights at the redemption price of $0.01 per right, subject to adjustment, at any time prior to the earlier of September 26, 2012, the expiration date of the rights, or the date of distribution of the rights, as determined under the rights plan. The rights plan has a term of 10 years. The initial distribution of rights is expected to be non-dilutive and non-taxable to stockholders for United States federal income tax purposes.

GEN-PROBE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options

      The Company adopted the 2000 Equity Participation Plan (the “2000 Plan”) in August 2000 and reserved 2,413,973 (adjusted for the reverse stock split) shares of common stock for grants under the 2000 Plan. The 2000 Plan provides for the grant of incentive and nonstatutory stock options. The exercise price of each option is equal to or greater than the fair market value of the Company’s stock on the date of grant. The board of directors may determine the terms and vesting of all options; however, in no event will the contractual term exceed 10 years. Generally, options vest 25% or 33% one year from the grant date and  1/48 or  1/36, respectively, each month thereafter until the options are fully vested. All share amounts presented have been adjusted to reflect the reduction by approximately 17.6% for the contribution of cash and land to Gen-Probe through the merger of Gen-Probe Holding into Gen-Probe.

      The Company adopted the 2002 New Hire Stock Option Plan (the “2002 Plan”) in November 2002 and reserved 200,000 shares of common stock for grants under the 2002 Plan. The 2002 Plan provides for the grant of non-statutory stock options only with exercise price, option term and vesting terms generally the same as those under the 2000 Plan. Options may only be granted under the 2002 Plan to newly hired employees of the Company.

      A summary of the Company’s stock option activity for the 2000 Plan and the 2002 Plan is as follows:

		Weighted Average
	Number of Shares	Exercise Price

Outstanding at December 31, 1999	—	—
Granted	1,357,510	$27.31
Exercised	—	—
Cancelled	(41,176)	27.31

Outstanding at December 31, 2000	1,316,334	27.31

Granted	655,303	25.65
Exercised	—	—
Cancelled	(169,579)	27.26

Outstanding at December 31, 2001	1,802,058	$26.71

Granted	809,499	24.24
Exercised	—	—
Cancelled	(272,511)	26.77

Outstanding at December 31, 2002	2,339,046	$25.85

      The following table summarizes information about stock options outstanding at December 31, 2002:

	Options Outstanding

		Weighted		Options Exercisable
		Average
		Remaining	Weighted		Weighted
	Shares	Contractual	Average	Shares	Average
Range of Exercise Prices	Outstanding	Life (Years)	Exercise Price	Exercisable	Exercise Price

$13.50 – $22.66	109,298	9.8	$17.35	—	—
$24.58	856,093	9.1	24.58	107,674	$24.58
$27.31	1,373,655	7.7	27.31	780,936	27.31

	2,339,046	8.3	$25.85	888,610	$26.98

GEN-PROBE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Options available for future grant are 274,927 at December 31, 2002.

      The weighted-average grant-date fair value per share of options granted during the periods were as follows:

	Years Ended December 31,

	2000	2001	2002

Exercise price equal to deemed fair value of common stock on the grant date:
Weighted-average exercise price	$27.31	$25.37	$17.35
Weighted-average option fair value	$5.82	$4.04	$8.81
Exercise price greater than deemed fair value of common stock on the grant date:
Weighted-average exercise price	$—	$27.31	$25.32
Weighted-average option fair value	$—	$1.61	$0.34

9.	Commitments and Contingencies

Lease Commitments

      The Company leases certain facilities under operating leases which expire at various dates through February 2008.

      Future minimum payments under operating leases as of December 31, 2002 are as follows (in thousands):

2003	$1,172
2004	1,113
2005	815
2006	733
2007	763
Thereafter	96

Total payments	$4,692

      Rent expense was $717,000, $1,116,000 and $1,727,000 for the years ended December 31, 2000, 2001 and 2002, respectively.

Collaborative Agreements

      Effective May 2, 1997, the Company entered into agreements which created a worldwide relationship between Gen-Probe and bioMérieux Vitek, Inc. (“bMx”). The collaboration involved research and development activities, as well as the transfer to bMx of product distribution rights in international markets, excluding Japan. As part of the agreements, Gen-Probe has licensed its probe-related technology to bMx to jointly develop probe assays and adapt and develop instrumentation during a five-year and ten-year term. In return, bMx paid Gen-Probe $2,000,000 of license and $4,000,000 of prepaid royalty fees in 1997 and an additional $6,000,000 of license fees in 1998. License fees were amortized over the term of the agreement and royalty fees were deferred.

      In August 2000, the bMx agreement was amended to transition the relationship from a collaborative arrangement to a licensing agreement with certain performance obligations. In exchange for the royalties paid under the original agreement, Gen-Probe transferred all information and know-how to bMx as of

GEN-PROBE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2000 and will transfer its manufacturing capabilities to bMx by December 31, 2003. Gen-Probe records revenue under this arrangement when specific milestones are achieved. Gen-Probe recognized milestone revenue of $3,000,000, $250,000 and $1,250,000 for the years ended December 31, 2000, 2001, and 2002, respectively. Gen-Probe recognized $1,470,000, $1,870,000 and $1,870,000 in license fees related to this agreement for the years ended December 31, 2000, 2001 and 2002, respectively.

      In July 1998, the Company entered into an agreement with Chiron Corporation (“Chiron”) to form a strategic alliance to develop, manufacture and market nucleic acid probe assay systems for blood screening and certain areas of clinical diagnostics. Under the terms of the agreement, Chiron or a third party will market and sell products that utilize Chiron’s intellectual property relating to hepatitis C (“HCV”) and human immune deficiency virus Type 1 (“HIV-1”) and the Company’s patented technologies. The Company received an up-front license fee of $10,000,000 in 1998. The Company received an additional payment of $8,500,000 in 1999 upon achieving a milestone which the Company recorded as revenue. The Company may receive additional payments if certain milestones are met. The Company may also receive additional revenues if products are sold. In September 1998, Chiron agreed to sell its diagnostic business to Bayer. As a result, the Company and Bayer have aligned under the terms of the agreement relating to clinical diagnostics. The Company recorded licensing revenues of approximately $670,000 for each of the years ended December 31, 2000, 2001 and 2002, respectively, related to this aspect of the agreement.

      In connection with its collaboration agreement with Chiron, the Company developed and supplied products to the American Red Cross, America’s Blood Centers, American Independent Blood Centers, the United States military and others for pooled blood sampling under the terms of an Investigational New Drug application. The Company received monthly payments for costs that were incurred for development of the product. The contracts terminated upon commercial release of the product in the United States. Collaborative research revenue recorded under the terms of the agreements for the years ended December 31, 2000, 2001 and 2002 were $10,946,000, $14,546,000 and $7,100,000, respectively. The Company does not separately track the costs applicable to the blood screening development collaboration with Chiron and therefore is not able to quantify the direct costs associated with the collaborative research revenue. The Company believes that the costs incurred related to the collaborative research revenue have exceeded the amounts recorded as revenue in all periods presented.

      With respect to the Company’s collaboration with Chiron, both parties have obligations to each other. The Company is obligated to manufacture and supply its blood screening assay to Chiron, and Chiron is obligated to purchase all of the quantities of this assay specified on a 90-day demand forecast, due 90 days prior to the date Chiron intends to take delivery, and certain quantities specified on a rolling 12-month forecast

      In connection with the joint development of the HIV-1/ HCV assay, and as a condition for Chiron’s agreement to pay for most of the clinical trial costs related to approval of that assay, the Company agreed to pay the costs related to the clinical trial for the next joint development project with Chiron. The obligation of Gen-Probe is limited to the cost incurred for the previous joint clinical trial, which amount was approximately $4.1 million.

License Agreements

      In connection with its research and development efforts, the Company has various license agreements with unrelated parties which provide the Company with rights to develop and market products using certain technology and patent rights maintained by the parties. Terms of the various license agreements require the Company to pay royalties ranging from 1% to 5% of future sales on products using the technology. Such agreements generally provide for a term which commences upon execution and continues until expiration of the last patent relative to the technology.

GEN-PROBE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During 1995, the Company granted to Becton Dickinson a non-exclusive license to certain patented methods for detecting specific infectious diseases. In exchange for this license, Gen-Probe received a license fee and will receive a royalty on all sales of licensed products. Royalties received amounted to $348,000, $421,000 and $494,000 for the years ended December 31, 2000, 2001 and 2002, respectively.

      In July 2001, the Company granted a license to CDS, now Rebio Gen, Inc., for certain patented products. In exchange for this license, Gen-Probe received an initial license fee of $1,600,000 and will receive a royalty on all sales of licensed products. Royalties of $400,000 and $290,000 were received in 2001 and 2002, respectively, on sales of products sold by CDS.

Government Contract

      In 1996, Gen-Probe was awarded a $7.7 million contract by the National Heart, Lung & Blood Institute, a part of the National Institutes of Health (the “NIH”), to develop NAT assays for screening donor blood for HIV-1 and HCV. Effective January 1998, the contract was modified with the addition of $648,000 for the development of a semi-automated system for detection of HIV-1/ HCV RNA in pooled plasma. Effective September 1998, the contract was further modified with the addition of $4.3 million for the development of HIV-2 and HBV tests. The Company records contract revenues under the reimbursement contract as costs are incurred. Billings under this contract were completed in 2000 and contract revenues recorded for the year ended December 31, 2000 was $302,000.

      In January 2000, the Company began work on a three-year $13.4 million cost sharing contract with the NIH, to modify the HIV-1/ HCV assay to incorporate HBV detection capability and make it simpler for organ donation centers to test the blood of organ donors. The Company will spend $13.4 million, of which the NIH will reimburse $7.8 million. The Company recorded contract revenues under the reimbursement contract as costs were incurred. Costs incurred were recorded in research and development expenses. Contract revenues recorded for the years ended December 31, 2000, 2001 and 2002 were $465,000, $4,220,000 and $3,067,000, respectively. Billings under the contract were completed in 2002.

      We received a $1.0 million contract from the NIH extension in October of 2002 to develop a NAT assay for the detection of the West Nile virus. This amount was further increased by an additional $2.5 million in February 2003. In addition, on February 13, 2003 we filed for an Investigational New Drug application covering the West Nile Virus. We have initiated the development of this assay and will recognize collaborative research revenue under the contract extension as reimbursable costs are incurred.

Litigation

      The Company is a party to the following litigation and is currently participating in other litigation in the ordinary course of business. The Company intends to vigorously defend their interests in these matters. The Company expects that the resolution of these matters will not have a material adverse effect on their business, financial condition or results of operations. However, due to the uncertainties inherent in litigation, no assurance can be given as to the outcome of these proceedings. If any of these matters were resolved in a manner unfavorable to the Company, their business, financial condition and results of operations would be harmed.

Enzo Biochem, Inc.

      In June 1999, the Company was sued by Enzo Biochem, Inc. in the United States District Court for the Southern District of New York. Enzo alleges that the Company, our former affiliates, Becton Dickinson, and bioMérieux infringed United States patent no. 4,900,659, or the “ ’659 patent,” through the manufacture and sale of products for the detection of gonorrhea. On January 24, 2001, the district court granted their motion for summary judgment, finding that the ’659 patent is invalid. Enzo appealed the

GEN-PROBE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

judgment to the Federal Circuit Court of Appeals. On July 15, 2002, a panel of the Federal Circuit Court, after having previously affirmed the district court’s summary judgment decision, granted Enzo’s petition for rehearing and, without hearing further argument, reversed the district court’s order granting summary judgment and remanded the case to the district court for further proceedings. The Company anticipates that trial in the case will be set for the fourth quarter of 2003 or the first quarter of 2004. The Company expects Enzo to assert a damage claim based on a contention that Enzo is entitled to a reasonable royalty on all sales of Gen-Probe products for the detection of Neisseria gonorrhoeae bacteria from June 1993 through trial. Sales of such tests have constituted a significant portion of Gen-Probe’s revenues during the relevant period. The Company believes that the claims of the ’659 patent are invalid, unenforceable and may not be properly interpreted to cover their products. The Company intends to vigorously defend the lawsuit. However, there can be no assurance that the case will be resolved in their favor.

Hoffman-La Roche Inc.

      On May 18, 1999, the Company filed a declaratory relief action in Italy against Roche, seeking to have the Italian portion of European patent no. 0505012 declared invalid and seeking a cross-border declaration that the claims of the ’012 patent are not infringed by their TMA method. The Company also opposed the patent in the Opposition Division of the European Patent Office. The ’012 patent claims invention of certain nucleic acid amplification technology that could arguably be asserted to cover technology incorporated into our amplified NAT assays. At a hearing before the EPO Opposition Division on February 15, 2001, Roche agreed to amend certain claims of the patent to limit those claims to Roche’s polymerase chain reaction method of amplification and the Opposition Division thereafter denied our objection to the amended claims. On May 23, 2002, the Company filed an appeal to the Technical Board of Appeal. In February 2003 they entered into an agreement with Roche settling the pending dispute and terminating both the Italian litigation and the proceedings in the EPO. As a result of the agreement, they have withdrawn their challenges to the ’012 patent and will be free to continue manufacturing and distributing clinical diagnostic products incorporating their TMA amplification technology.

Vysis, Inc.

      In December 1999, the Company initiated litigation against Vysis, now a subsidiary of Abbott Laboratories, seeking a declaratory judgment that their products were not covered by a Vysis patent that is the subject of their license with them and that the patent is invalid and unenforceable. In August 2002, following a jury trial, the district court entered judgment in their favor, finding the Vysis patent invalid and finding that the patent does not cover Gen-Probe’s products. Vysis has filed a notice of appeal. Further, on October 22, 2002 the United States Patent & Trademark Office reissued the Vysis patent with amended claims. On October 22, 2002, the Company filed a lawsuit to challenge the validity and scope of the reissued patent. The Company believes that Vysis will contend that the August 2002 judgment concerning the original patent is not determinative of the validity and scope of the reissued patent. Pending further proceedings, the Company has continued to make royalty payments under their license with Vysis pending final resolution of the litigation. There can be no assurances as to the final outcome of the litigation.

Bayer Corporation

      In November 2002, the Company initiated an arbitration proceeding with respect to their collaboration with Bayer Corporation for nucleic acid diagnostic tests for viral organisms. Under the terms of the collaboration agreement, Bayer acquired the exclusive right to distribute nucleic acid diagnostic tests designed and developed by Gen-Probe for the detection of HIV, hepatitis and other specified viruses, subject to certain conditions. Gen-Probe’s demand for arbitration stated that Bayer has failed to fulfill the conditions required to maintain exclusive distribution rights. The arbitration demand seeks confirmation

GEN-PROBE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that the agreement grants Gen-Probe, in the present circumstances, a co-exclusive right to directly distribute the viral diagnostic tests that are the subject of the agreement. Gen-Probe’s arbitration demand also seeks money damages due to Bayer’s failure to sue commercially reasonable efforts to promote, market and sell viral diagnostic assays developed by Gen-Probe. Bayer has not yet responded to the arbitration demand, but has stated that it intends to file a counterclaim for money damages based on alleged delays in the development of the TIGRIS instrument system. There can be no assurances as the final outcome of the arbitration.

Other

      The Company is obligated to purchase raw materials used in manufacturing from a key vendor. The minimum purchase commitment is approximately $3,760,000.

10.	Significant Customers and Geographic Information

      During the years ended December 31, 2000, 2001 and 2002, 11%, 11% and 30% respectively, of net revenues were from one customer. During the year ended December 31, 2001, 17% of net revenues were from a second customer. No other customer accounted for more than 10% of revenues in any fiscal period.

      During the years ended December 31, 2000, 2001 and 2002, 2%, 5% and 26% respectively, of product sales were from the sale of commercially approved blood screening products. Other revenues related to the development of blood screening products prior to commercial approval are recorded in collaborative research revenue as disclosed in Note 9, Collaborative Agreements. During the years ended December 31, 2000, 2001 and 2002, 98%, 95% and 74%, respectively, of product sales were from the sale of clinical diagnostic products and instruments.

      Net revenues by geographic region were as follows (in thousands):

	Years Ended December 31,

	2000	2001	2002

Net revenue:
North America	$107,715	$111,018	$132,355
All other	11,826	18,713	23,242

	$119,541	$129,731	$155,597

11.	Employee Benefit Plan

      Effective May 1, 1990, Gen-Probe established a Defined Contribution Plan (the “Plan”) covering substantially all employees of Gen-Probe Incorporated beginning the first day of the month following the month in which they are hired. Employees may contribute up to 20% of their compensation per year (subject to a maximum limit imposed by federal tax law). Gen-Probe is obligated to make matching contributions each payroll equal to a maximum of 50% of the first 6% of compensation contributed by the employee. The contributions charged to operations related to Gen-Probe employees totaled $760,000, $835,000 and $985,000 for the years ended December 31, 2000, 2001 and 2002, respectively.

12.	Quarterly Information (Unaudited)

      The following tables set forth the quarterly results of operations for each quarter within the two year period ended December 31, 2002 (in thousands, except per share data). The information for each of these quarters is unaudited and has been prepared on the same basis as our audited financial statements. In the opinion of management, all necessary adjustments, consisting only of normal recurring accruals, have been

GEN-PROBE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

included to fairly present the unaudited quarterly results when read in conjunction with our audited financial statements and related notes. The operating results of any quarter are not necessarily indicative of results for any future period.

	2002

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Total revenues	$33,783	$34,851	$42,797	$44,166
Cost of product sales	11,614	12,603	14,723	14,471
Total operating expenses	33,080	34,658	34,745	37,167
Net income	3,084	550	4,423	4,950
Net income per share
Basic and diluted earnings per share before extraordinary loss	$0.13	$0.02	$0.22	$0.21
Extraordinary loss, net of tax	—	—	(0.03)	—

Net income	$0.13	$0.02	$0.19	$0.21

	2001

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Total revenues	$31,077	$31,026	$34,542	$33,086
Cost of product sales	9,760	9,337	9,716	10,141
Total operating expenses	31,875	32,050	30,350	31,405
Net income (loss)	(620)	(346)	4,111	1,472
Net income (loss) per share
Basic and diluted	$(0.03)	$(0.01)	$0.17	$0.06

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

FOR THE THREE YEARS ENDED DECEMBER 31, 2002

		Reserve for
	Allowance for	Excess and
	Doubtful Accounts	Obsolete Inventory(1)

	(In thousands)
Balance at December 31, 1999	$825	$9,324
Charged to expense	(28)	10,075
Utilizations, net of reversals	(30)	(3,097)

Balance at December 31, 2000	767	16,302

Charged to expense	341	3,071
Utilizations, net of reversals	(284)	(5,313)

Balance at December 31, 2001	824	14,060

Charged to expense	(10)	4,115
Utilizations, net of reversals	(27)	(6,070)

Balance at December 31, 2002	$787	$12,105

(1)	The net charges to the reserve for excess and obsolete inventory in 2000 were primarily related to the development and manufacture of our blood screening products. At that time, these products were not commercially approved and were, therefore, charged to research and development expense. The Company submitted its Investigational New Drug application in the first quarter of 2001 and did not receive FDA approval for commercial sale of the blood screening product until February 2002. The blood screening charges were classified in research and development expenses until commercial sales of the blood screening product began in the United States in the second quarter of 2002.

S-1

INDEX TO EXHIBITS

Exhibit
Number		Description

2	.1(3)	Separation and Distribution Agreement, dated and effective as of May 24, 2002, and amended and restated as of August 6, 2002, by and between Chugai Pharmaceutical Co., Ltd. and Gen-Probe Incorporated
3	.1(3)	Form of Amended and Restated Certificate of Incorporation of Gen-Probe Incorporated
3	.2(3)	Form of Amended and Restated Bylaws of Gen-Probe Incorporated
4	.1(3)	Specimen common stock certificate
4	.2(5)	Rights Agreement, dated as of September 16, 2002, between Gen-Probe Incorporated and Mellon Investor Services LLC, which includes the form of Certificate of Designations of the Series A Junior Participating Preferred Stock of Gen-Probe Incorporated as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C.
4	.3(6)	First Amendment to Rights Agreement, dated October 9, 2002, between Gen-Probe Incorporated and Mellon Investor Services LLC.
10	.1(2)	Transition Services Agreement, dated April 4, 2002, by and between Chugai Pharma USA, LLC and Gen-Probe Incorporated
10	.2(4)	Form of Tax Sharing Agreement between Chugai Pharma USA, LLC and Gen-Probe Incorporated
10	.3(1)	2000 Equity Participation Plan of Gen-Probe Incorporated
10	.4(4)	Agreement dated as of June 11, 1998 between Gen-Probe Incorporated and Chiron Corporation*
10	.5(4)	Addendum dated June 11, 1998 to Agreement dated as of June 11, 1998 between Gen-Probe Incorporated and Chiron Corporation*
10	.6(4)	Amendment dated December 7, 1999 to Agreement dated as of June 11, 1998 between Gen-Probe Incorporated and Chiron Corporation
10	.7(1)	Amendment No. 2 dated February 1, 2000 to Agreement dated as of June 11, 1998 between Gen-Probe Incorporated and Chiron Corporation
10	.8(1)	Supplemental Agreement dated April 2, 2001 to the Agreement dated June 11, 1998 for Development, Distribution and Licensing of TMA Products between Gen-Probe Incorporated and Bayer*
10	.9(4)	Amended and Restated ANAIS License, Development and Cooperation Agreement entered into as of August 4, 2000 between Gen-Probe Incorporated and bioMérieux, Inc.*
10	.10(4)	Amended and Restated VIDAS License, Development and Cooperation Agreement entered into as of August 4, 2000 between Gen-Probe Incorporated and bioMérieux, Inc.*
10	.11(1)	Distribution Agreement entered into May 2, 1997 between Gen-Probe Incorporated and bioMérieux S.A.*
10	.12(4)	Distributorship Arrangements Agreement entered into May 2, 1997 between Gen-Probe Incorporated and bioMérieux S.A.*
10	.13(1)	Renewal Amendment entered into November 2, 1999 to the Distribution Agreement and the Distributorship Arrangements Agreement dated May 2, 1997 between Gen-Probe Incorporated and bioMérieux S.A.
10	.14(1)	First Amendment entered into August 4, 2000 to the Renewed Distribution Agreement and the Distributorship Arrangements Agreement dated May 2, 1997 between Gen-Probe Incorporated and bioMérieux S.A.*
10	.15(4)	License Agreement effective as of July 1, 2001 between Gen-Probe Incorporated and Rebio Gen, Inc. (as successor-in-interest to Chugai Diagnostics Science Co., Ltd.)*
10	.16(4)	Distribution Agreement effective as of September 1, 1998 between Gen-Probe Incorporated and Rebio Gen, Inc. (as successor-in-interest to Chugai Diagnostics Science Co., Ltd.)*
10	.17(4)	Co-Exclusive Agreement effective as of April 23, 1997 between Gen-Probe Incorporated and The Board of Trustees of the Leland Stanford Junior University*

Exhibit
Number		Description

10	.18(1)	Amendment No. 1 effective April, 1998 to the License Agreement effective April 23, 1997 between Stanford University and Gen-Probe Incorporated*
10	.19(4)	Non-Assertion Agreement effective as of February 7, 1997 between Gen-Probe Incorporated and Organon Teknika B.V.*
10	.20(4)	License Agreement effective as of January 21, 1986 among Gen-Probe Incorporated, Bioanalysis, Ltd. And the University of Wales College of Medicine*
10	.21(4)	Amendment entered into as of May 11, 1989 to the License Agreement effective as of January 21, 1986 among Gen-Probe Incorporated, Bioanalysis, Ltd. And the University of Wales College of Medicine*
10	.22(4)	Amendment entered into as of November 19, 1998 to the License Agreement effective as of January 21, 1986 among Gen-Probe Incorporated, Bioanalysis, Ltd. And the University of Wales College of Medicine*
10	.23(4)	Non-exclusive License Agreement made and effective as of June 22, 1999 between Gen-Probe Incorporated and Vysis, Inc.*
10	.24(4)	Amended and Restated License Agreement dated June 19, 2002 between Gen-Probe Incorporated and The Public Health Research Institute of The City of New York, Inc.*
10	.25(4)	Development, License and Supply Agreement entered into as of October 16, 2000 between Gen-Probe Incorporated and KMC Systems, Inc.*
10	.26(1)	First Amendment made as of September, 2001 to Agreement entered into as of October 16, 2000 between Gen-Probe Incorporated and KMC Systems, Inc.*
10	.27(1)	Contract effective as of January 1, 2000 between Gen-Probe Incorporated and the National Institutes of Health (No. N01-HB-07148)
10	.28(1)	Modification No. 1 effective as of June 28, 2000 to the Contract effective as of January 1, 2000 between Gen-Probe Incorporated and the National Institutes of Health (No. N01-HB-07148)
10	.29(1)	Modification No. 2 effective as of September 21, 2000 to the Contract effective as of January 1, 2000 between Gen-Probe Incorporated and the National Institutes of Health (No. N01-HB-07148)
10	.30(1)	Modification No. 3 effective as of September 4, 2001 to the Contract effective as of January 1, 2000 between Gen-Probe Incorporated and the National Institutes of Health (No. N01-HB-07148)
10	.31(1)	Modification No. 4 effective as of September 24, 2001 to the Contract effective as of January 1, 2000 between Gen-Probe Incorporated and the National Institutes of Health (No. N01-HB-07148)
10	.32(1)	Modification No. 5 effective as of February 7, 2002 to the Contract effective as of January 1, 2000 between Gen-Probe Incorporated and the National Institutes of Health (No. N01-HB-07148)
10	.33†	Modification No. 6 effective as of July 1, 2002 to the Contract effective as of January 1, 2000 between Gen-Probe Incorporated and the National Institutes of Health (No. N01-HB-07148)
10	.34†	Modification No. 7 effective as of September 24, 2002 to the Contract effective as of January 1, 2000 between Gen-Probe Incorporated and the National Institutes of Health (No. N01-HB-07148)
10	.35†	Modification No. 8 effective as of February 19, 2003 to the Contract effective as of January 1, 2000 between Gen-Probe Incorporated and the National Institutes of Health (No. N01-HB-07148)
10	.36(4)	Supply Agreement effective as of March 5, 1998 between Gen-Probe Incorporated and Boehringer Mannheim GmbH*
10	.37(1)	First Amendment effective as of February 12, 2001 between Gen-Probe Incorporated and Roche Diagnostics GmbH, the successor-in-interest to Boehringer Mannheim GmbH, to the Supply Agreement effective as of March 5, 1998 between Gen-Probe Incorporated and Boehringer Mannheim GmbH*
10	.38(3)	Credit Agreement dated April 10, 2001, by and between Gen-Probe Incorporated, Gen-Probe Sales & Service, Inc. and Wells Fargo Bank, National Association.

Exhibit
Number		Description

10	.39(3)	First Amendment dated July 1, 2002 to Credit Agreement dated April 10, 2001 by and between Gen-Probe Incorporated, Gen-Probe Sales & Service, Inc. and Wells Fargo Bank, National Association.
10	.40(3)	Revolving Line of Credit Note dated July 1, 2002 made by Gen-Probe Incorporated and Gen-Probe Sales & Service, Inc. in favor of Wells Fargo Bank, National Association.
10	.41(2)	Promissory Note dated September 29, 2000 by Niall M. Conway and Margaret Conway
10	.42(3)	Form of Indemnification Agreement
10	.43(4)	Amendment No. 3 effective April 1, 2002 to Agreement dated as of June 11, 1998 between Gen-Probe Incorporated and Chiron Corporation*
10	.44(4)	First Amendment effective June 30, 2002 to September 1, 1998 Distribution Agreement between Gen-Probe Incorporated and Rebio Gen, Inc. (as successor-in-interest to Chugai Diagnostics Science Co., Ltd.)*
10	.45(4)	Third Amendment entered into as of February 19, 2002 to the License Agreement effective as of January 21, 1986 among Gen-Probe Incorporated, Bioanalysis, Ltd. And the University of Wales College of Medicine*
10	.46(7)	2002 New Hire Stock Option Plan
10	.47(1)	Employment Agreement dated as of June 17, 1994 between Gen-Probe Incorporated and Henry L. Nordhoff
10	.48†	Form of Employment Agreement — Executive Team
10	.49†	Form of Employment Agreement — Vice Presidents
10	.50†	Gen-Probe Incorporated Change-In-Control Severance Compensation Plan for Employees
21	.1(1)	List of subsidiaries of Gen-Probe Incorporated
23	.1†	Consent of Ernst & Young LLP, Independent Auditors

  †     Filed herewith.

(1)	Incorporated by reference to Gen-Probe’s Registration Statement on Form 10 filed with the Commission on May 24, 2002.

(2)	Incorporated by reference to Gen-Probe’s Amendment No. 1 to Registration Statement on Form 10 filed with the Commission on July 29, 2002.

(3)	Incorporated by reference to Gen-Probe’s Amendment No. 2 to Registration Statement on Form 10 filed with the Commission on August 14, 2002.

(4)	Incorporated by reference to Gen-Probe’s Amendment No. 3 to Registration Statement on Form 10 filed with the Commission on September 5, 2002.

(5)	Incorporated by reference to Gen-Probe’s Report on Form 8-K filed with the Commission on September 17, 2002.

(6)	Incorporated by reference to Gen-Probe’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2002.

(7)	Incorporated by reference to Gen-Probe’s Report on Form S-8 filed with the Commission on March 18, 2003.

*	Gen-Probe has been granted confidential treatment with respect to certain portions of this exhibit.