Form 10-Q
period 2003-03-31
GEN PROBE INC
filed 2003-05-09
CIK 820237

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

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

(858) 410-8000
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [X]

     As of May 2, 2003, there were 23,804,207 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

GEN-PROBE INCORPORATED

Item 1. Financial Statements

Gen-Probe Incorporated
Consolidated Balance Sheets
(in thousands,
except share and per share data)

	December 31,	March 31,
	2002	2003

		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$43,118	$41,736
Short-term investments	64,842	70,758
Trade accounts receivable, net of allowance for doubtful accounts of $787 as of December 31, 2002 and $798 as of March 31, 2003	11,891	16,304
Accounts receivable — other	1,024	1,672
Inventories	12,928	13,850
Deferred income taxes	7,178	7,168
Prepaid expenses and other current assets	5,114	6,972

Total current assets	146,095	158,460
Property, plant and equipment, net	65,870	65,119
Capitalized software	22,802	23,260
Goodwill, net of accumulated amortization of $7,677	18,621	18,621
Other assets	4,769	4,754

Total assets	$258,157	$270,214

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,138	$7,480
Accounts payable to related parties	10	10
Accrued salaries and employee benefits	8,961	5,850
Other accrued expenses	6,598	10,865
Deferred revenue	7,100	10,113

Total current liabilities	30,807	34,318
Deferred income taxes	5,112	5,112
Deferred revenue	6,333	6,167
Deferred rent	327	329
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.0001 par value per share, 20,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.0001 par value per share; 100,000,000 shares authorized, 23,799,945 shares issued and outstanding	2	2
Additional paid-in capital	192,627	192,627
Accumulated other comprehensive income	300	356
Retained earnings	22,649	31,303

Total stockholders’ equity	215,578	224,288

Total liabilities and stockholders’ equity	$258,157	$270,214

     See accompanying notes.

Gen-Probe Incorporated
Consolidated Statements of Income
(in thousands, except per share data)

	Three Months Ended
	March 31,

	2002	2003

	(unaudited)	(unaudited)
Revenues:
Product sales	$26,895	$43,620
Collaborative research revenue	5,904	1,897
Royalty and license revenue	984	651

Total revenues	33,783	46,168
Operating expenses:
Cost of product sales	11,614	12,919
Research and development	12,803	11,149
Marketing and sales	4,220	4,655
General and administrative	4,359	4,626
Amortization of intangible assets	84	84

Total operating expenses	33,080	33,433

Income from operations	703	12,735
Other income (expenses)
Interest income	101	457
Interest expense	(238)	(14)
Other income (expenses), net	3,617	7

Total other income (expenses), net	3,480	450

Income before income taxes	4,183	13,185
Income tax expense	1,099	4,531

Net income	$3,084	$8,654

Basic and diluted net income per share	$0.13	$0.36

Weighted average shares outstanding:
Basic	23,800	23,800

Diluted	23,800	23,838

     See accompanying notes.

Gen-Probe Incorporated
Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended
	March 31,

	2002	2003

	(unaudited)	(unaudited)
Operating activities
Net income	$3,084	$8,654
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,272	4,038
Loss on disposal of property and equipment	258	32
Deferred rent	6	2
Deferred revenue	(53)	2,847
Deferred income taxes	516	10
Changes in assets and liabilities:
Accounts receivable	(853)	(5,061)
Inventories	(1,714)	(922)
Prepaid expenses and other current assets	208	(1,858)
Accounts payable	(15)	(658)
Accrued salaries and employee benefits	(2,187)	(3,111)
Other accrued expenses	483	4,267

Net cash provided by operating activities	4,005	8,240
Investing activities
Proceeds from sales and maturities of short-term investments	—	13,088
Purchase of short-term investments	(2)	(19,004)
Purchase of property, plant & equipment	(1,730)	(3,003)
Capitalization of software development costs	(751)	(458)
Capitalization of patent costs	(254)	(174)
Other assets	(290)	(71)

Net cash used in investing activities	(3,027)	(9,622)
Net increase (decrease) in cash and cash equivalents	978	(1,382)
Cash and cash equivalents at the beginning of the period	17,750	43,118

Cash and cash equivalents at the end of the period	$18,728	$41,736

Supplemental disclosure of cash flow information:
Cash paid (received) for:
Interest	$6	$14

Income taxes	$75	$(104)

     See accompanying notes.

Notes to the Consolidated Financial Statements (unaudited)

Note 1 — Basis of Presentation

     The accompanying interim consolidated financial statements of Gen-Probe Incorporated (“Gen-Probe” or the “Company”) at March 31, 2003, and for the three month periods ended March 31, 2002 and 2003, are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management’s opinion, the unaudited financial statements include all adjustments, consisting only of normal recurring accruals, necessary to state fairly the financial information therein, in accordance with generally accepted accounting principles. Interim results are not necessarily indicative of the results which may be reported for any other interim period or for the year ending December 31, 2003.

     These unaudited consolidated financial statements and footnotes thereto should be read in conjunction with the audited financial statements and footnotes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Note 2 — Reporting Periods

     The Company operates and reports on fiscal periods ending on the Friday closest to the end of the month except for year-end, which closes December 31. For ease of presentation, the quarterly reporting periods are deemed to end on March 31, June 30 and September 30. The three month periods ended March 31, 2002 and 2003 each included 13 weeks.

Note 3 — Recent Accounting Pronouncements

     In 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13 and Technical Correction as of April 2002.” This statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that statement, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” The Company adopted this statement in 2003 and reclassified the prepayment premium and the deferred financing fees associated with the early pay-off of debt recorded in the third quarter of 2002, from an extraordinary loss, net of tax benefit, to interest expense on the statement of income. The tax benefit will be reflected as a component of income tax expense. The reported net income did not change.

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement supersedes the guidance proposed by Emerging Issues Task Force 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 was required to be adopted for exit or disposal activities initiated after December 31, 2002. The adoption of this statement is not expected to have a significant impact on the Company’s financial statements.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure – an amendment of FASB Statement No. 123.” This statement amends SFAS No. 123 “Accounting for Stock Based Compensation” to provide alternative methods of voluntarily transitioning to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require disclosure of the method used to account for stock-based employee compensation and the effect of the method on reported results in both annual and interim financial statements. The Company will not adopt fair value accounting for employee stock options under SFAS No. 123 and SFAS No. 148, but will continue to disclose the required pro-forma information in the notes to the consolidated financial statements.

     Pro forma information regarding net income is required by SFAS No. 148, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 148. The fair value for these options was estimated at the dates of grant using the minimum value option pricing model for the three months ended March 31, 2002 and the Black Scholes pricing model for the three months ended March 31, 2003. The following assumptions for 2002 and 2003 were used: risk-free interest rates ranging from 2.36% to 4.15%, volatility of 0% for the three months ended March 31, 2002 and averaging 51.06% for the three months ended March 31, 2003, dividend yield of 0% and expected life of 4 years.

     Had compensation expense for stock options granted been determined based on the fair value of the options at the date of grant, accounting consistent with SFAS No. 148, the Company’s net income and net income per share would have been as follows (in thousands, except per share data):

	Three Months
	Ended March 31,
	2002	2003

Net income:
As reported	$3,084	$8,654
Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—
Total stock-based employee compensation expense determined under fair value based method for all options, net of related tax effects	(175)	(157)

Pro forma net income	$2,909	$8,497

Basic and diluted net income per share:
As reported	$0.13	$0.36
Pro forma	$0.12	$0.36

     The pro forma effects on net income for the three months ended March 31, 2002 and 2003 are not likely to be representative of the effects on reported net income in future periods. In management’s opinion, existing stock option valuation models do not provide a reliable single measure of the fair value of employee stock options that have vesting provisions and are not transferable. In addition, option valuation models require the input of highly subjective assumptions, and changes in such subjective assumptions can materially affect the fair value estimate of employee stock options.

Note 4 — Net Income Per Share

     Gen-Probe computes net income per share in accordance with SFAS No. 128, “Earnings Per Share,” and the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 98. Under the provisions of SFAS No. 128, basic net income per share is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period.

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

     The following table sets forth the computation of net income per share (in thousands, except per share amounts):

	Three Months
	Ended March 31,
	2002	2003

Net income	$3,084	$8,654

Weighted average shares outstanding — Basic	23,800	23,800
Effect of dilutive common stock options outstanding	—	38

Weighted average shares outstanding — Diluted	23,800	23,838

Net income per share:
Basic and diluted	$0.13	$0.36

     Dilutive securities include common stock options subject to vesting. Potentially dilutive securities totaling 1,782,687 and 1,362,777 shares for the three months ended March 31, 2002 and 2003, respectively, were excluded from the calculation of diluted earnings per share because they are not currently dilutive.

Note 5 — Comprehensive Income

     Components of comprehensive income, net of income taxes, were as follows (in thousands):

	Three Months
	Ended March 31,
	2002	2003

Net income	$3,084	$8,654
Change in unrealized gain on investments	10	56

Comprehensive income	$3,094	$8,710

Note 6 — Inventories

     Net inventories are comprised of the following (in thousands):

	December 31,	March 31,
	2002	2003

		(unaudited)
Raw materials	$4,504	$6,307
Work in progress	1,295	1,558
Finished goods	7,129	5,985

	$12,928	$13,850

Note 7 — Stockholders’ Equity

Stock Options

     The Board of Directors of the Company adopted the 2003 Incentive Award Plan of Gen-Probe Incorporated (the “2003 Plan”) in March 2003 and reserved 3,750,000 shares of common stock for grants under the 2003 Plan. The Plan is expected to provide incentives for officers, employees and consultants through the granting of stock options, restricted stock and stock appreciation rights. The 2003 Plan is subject to approval by the stockholders’ at the Annual Meeting of Stockholders to be held on May 29, 2003.

Employee Stock Purchase Plan

     The Board of Directors of the Company adopted the Employee Stock Purchase Plan of Gen-Probe Incorporated in March 2003 and reserved 500,000 shares of common stock for issuance thereunder. The Employee Stock Purchase Plan is expected to provide incentives for officers and employees to acquire stock ownership in the Company. The Employee Stock Purchase Plan is subject to approval by the stockholders’ at the Annual Meeting of Stockholders to be held on May 29, 2003.

Note 8 — Litigation

     The Company is involved in certain lawsuits and legal proceedings. While there can be no assurances as to the ultimate outcome of such litigation, management expects that the resolution of these matters will not have a material adverse effect on the Company’s financial position or its ability to conduct business.

Enzo Biochem, Inc.

     In June 1999, the Company was sued by Enzo Biochem, Inc. in the United States District Court for the Southern District of New York. Enzo alleged that the Company, its former affiliates, Becton Dickinson, and bioMérieux have willfully infringed United States patent no. 4,900,659, or the “ ‘659 patent,” through the manufacture and sale of products for the detection of gonorrhea. On January

24, 2001, the district court granted the Company’s motion for summary judgment, finding that the ‘659 patent is invalid. Enzo appealed the judgment to the Federal Circuit Court of Appeals. On July 15, 2002, a panel of the Federal Circuit Court, after having previously affirmed the district court’s summary judgment decision, granted Enzo’s petition for rehearing and, without hearing further argument, reversed the district court’s order granting summary judgment and remanded the case to the district court for further proceedings. Following remand from the court of appeal, the Company’s former affiliates and bioMérieux were dismissed from the case by Enzo. The Company and Becton Dickinson remain as defendants. The Company anticipates that trial in the case will be set for the fourth quarter of 2003 or the first quarter of 2004. The Company expects Enzo to assert a damage claim based on a contention that Enzo is entitled to a reasonable royalty on all sales of Gen-Probe products for the detection of Neisseria gonorrhoeae bacteria from June 1993 through trial. Revenues from tests for the detection of Neisseria gonorrhoeae have constituted a significant portion of Gen-Probe’s revenues during the relevant period and exceed $300 million. The Company believes that the claims of the ‘659 patent are invalid, unenforceable and may not be properly interpreted to cover its products. The Company intends to vigorously defend the lawsuit. However, there can be no assurance that the case will be resolved in the Company’s favor.

Vysis, Inc.

     In December 1999, the Company initiated litigation against Vysis, now a subsidiary of Abbott Laboratories, seeking a declaratory judgment that the Company’s products were not covered by a Vysis patent that is the subject of a license granted by Vysis in favor of the Company and that the patent is invalid and unenforceable. In August 2002, following a jury trial, the district court entered judgment in the Company’s favor, finding the Vysis patent invalid and finding that the patent does not cover Gen-Probe’s products. Vysis has filed a notice of appeal. Further, on October 22, 2002 the United States Patent & Trademark Office reissued the Vysis patent with amended claims. On October 22, 2002, the Company filed a lawsuit to challenge the validity and scope of the reissued patent. The Company believes that Vysis will contend that the August 2002 judgment concerning the original patent is not determinative of the validity and scope of the reissued patent. Pending further proceedings, the Company has continued to make royalty payments under its license with Vysis pending final resolution of the litigation. There can be no assurances as to the final outcome of the litigation.

Bayer Corporation

     In November 2002, the Company initiated an arbitration proceeding with respect to its collaboration with Bayer Corporation for nucleic acid diagnostic tests for viral organisms. Under the terms of the collaboration agreement, Bayer acquired the exclusive right to distribute nucleic acid diagnostic tests designed and developed by Gen-Probe for the detection of HIV, hepatitis and other specified viruses, subject to certain conditions. Gen-Probe’s demand for arbitration stated that Bayer has failed to fulfill the conditions required to maintain exclusive distribution rights. The arbitration demand seeks confirmation that the agreement grants Gen-Probe, in the present circumstances, a co-exclusive right to directly distribute the viral diagnostic tests that are the subject of the agreement. Gen-Probe’s arbitration demand also seeks money damages due to Bayer’s failure to use commercially reasonable efforts to promote, market and sell viral diagnostic assays developed by Gen-Probe. Bayer has not yet responded to the arbitration demand, but has stated that it intends to file a counterclaim for money damages based on alleged delays in the development of the TIGRIS instrument system. There can be no assurances as the final outcome of the arbitration.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This report contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, which provides a “safe harbor” for these types of statements. To the extent statements in this report involve, without limitation, our expectations for growth, estimates of future revenue, expenses, profit, cash flow, balance sheet items or any other guidance on future periods, these statements are forward-looking statements. Forward-looking statements are not guarantees of performance. They involve known and unknown risks, uncertainties and assumptions that may cause actual results, levels of activity, performance or achievements to differ materially from any results, level of activity, performance or achievements expressed or implied by any forward-looking statement. We assume no obligation to update any forward-looking statements.

     The following information should be read in conjunction with the financial statements and the notes thereto included in Item 1 of this quarterly report and with the financial statements and notes thereto for the year ended December 31, 2002 and the related “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in our Annual Report on Form 10-K for the year ended December 31, 2002. We also urge you to review and consider our disclosures describing various risks that may affect our business, which are set forth under the heading “Risk Factors” in Item 5 of this report and in our Annual Report on Form 10-K for the year ended December 31, 2002.

Overview

     We are a global leader in the development, manufacture and marketing of rapid, accurate and cost-effective nucleic acid probe-based products used for the clinical diagnosis of human diseases and for the screening of donated human blood. We have 20 years of nucleic acid detection research and product development experience, and our products, which are based on our patented nucleic acid testing, or NAT, technology, are used daily in clinical laboratories and blood collection centers in major countries throughout the world.

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

Revenues

     We derive revenues from three primary sources: product sales, collaborative research revenue and royalty and license revenue. The majority of our revenues come from product sales, which consist primarily of sales of both our NAT assays and, to a lesser extent, sales and rentals of the proprietary instruments that serve as the analytical platform for our assays. We recognize as collaborative research revenue payments we received from Chiron Corporation (“Chiron”) for the products we provided under our collaboration agreements with Chiron prior to regulatory approval and the payments we receive from Chiron, Bayer and other collaboration partners, including the National Institutes of Health, or NIH, for research and development activities. Our royalty and license revenues reflect fees paid to us by third parties for the use of our proprietary technology. For the three months ended March 31, 2003, product sales, collaborative research revenues and royalty and licensing revenues equaled 95%, 4% and 1%, respectively, of our total revenues of $46.2 million.

Product Sales

     Historically, our primary source of revenue has been the sale of clinical diagnostic products in the United States. Our primary clinical diagnostic products include our PACE 2, AccuProbe, Amplified Direct Test, and APTIMA Combo 2 product lines. We currently manufacture and ship approximately 22 million tests per year for the diagnosis of a wide variety of infectious microorganisms, including those causing sexually transmitted diseases, or STDs, tuberculosis, strep throat, pneumonia and fungal infections. The principal customers for our clinical diagnostics products include large reference laboratories, public health agencies and hospitals located in North America, Europe and Japan.

     We have developed a NAT assay to detect HIV-1 and HCV in donated human blood and have also developed a semi-automated instrument system to conduct the test. These assays and instruments are marketed through our collaboration with Chiron under the Procleix trademark. We recognize product sales from the manufacture and shipment of tests for screening donated blood through our collaboration with Chiron to blood bank facilities located in the countries where our products have obtained governmental approvals. We record net sales of assays to be used for blood screening at amounts equal to the sales of the HIV-1/HCV assay by Chiron to third-parties, less freight, duty and certain other adjustments specified in our agreement with Chiron, multiplied by our share of the net revenue, which was 43% through March 31, 2003. Our costs related to these products primarily include manufacturing costs and research and development expenses.

     In February 2002, the Food and Drug Administration, or FDA, approved our Biologics License Application, or BLA, for our assay used to screen donated blood for human immunodeficiency virus (type 1), or HIV-1, and hepatitis C virus, or HCV. Accordingly, we began to recognize product sales revenue for tests shipped in the United States in the second quarter of 2002. Outside the United States, the HIV-1/HCV assay has received approval in a number of other countries.

     Product sales also include the sales or rental revenue associated with the delivery of our proprietary integrated instrument platforms to customers for performing our NAT assays. We provide multiple instrument rental options to our customers depending on the types and volumes of products purchased. Instruments are manufactured by third-party contractors, but we generally provide technical support and instrument service to maintain these systems in the field. Chiron is responsible for placement and servicing of instruments used in connection with our blood screening business and Bayer and other international distributors are responsible for placement and servicing of instruments used in our clinical diagnostics business outside the United States. Direct sales of our instrument platforms to customers accounted for approximately 2% of our product sales for the three months ended March 31, 2003 and 3% of our product sales for the twelve months ended December 31, 2002. However, we generally retain title to the instruments and recover our instrument costs in connection with the sale of the assay. The costs associated with the instrument are charged to cost of goods sold on a straight-line basis over the estimated life of the instrument, which ranges from three to five years. The costs to maintain these systems in the field are charged to operations as incurred.

Collaborative Research Revenue

     In recent periods, we have recognized collaborative research revenue from two primary sources: (1) reimbursement for development costs and (2) reimbursement for assays delivered for use prior to receiving governmental approvals.

     The HIV-1/HCV assay and instrumentation were used in clinical trials, under an Investigational New Drug, or IND, application, from early 1999 through 2002. In February 2002, the FDA approved the Procleix HIV-1/HCV assay. Prior to FDA approval, Chiron provided tests to the American Red Cross, America’s Blood Centers, American Independent Blood Centers, the United States military and others for pooled blood sampling under the terms of the IND application. FDA approval of the Procleix HIV-1/HCV assay has allowed Chiron to implement commercial pricing for sales of the Procleix HIV-1/HCV assay to U.S. customers, which resulted in a significant increase in the revenues we received from such sales in the third and fourth quarters of 2002.

     We are currently developing a NAT assay to detect HIV-1, HCV and hepatitis B virus, or HBV in donated human blood and a NAT assay to detect the West Nile virus or WNV. We are developing these assays through our collaboration with Chiron. The HIV-1/HCV/HBV assay will be marketed by Chiron under the tradename Ultrio trademark. In March 2003 we signed a definitive written agreement with Chiron for the development and commercialization of the Ultrio assay. We have received and expect to receive reimbursement for certain costs incurred during the development of the Ultrio and WNV assays from Chiron and separately from the National Heart, Lung, and Blood Institute, a part of the NIH.

     Historically, we have recorded revenues related to use of our blood screening products in the United States and other countries in which the products have not received regulatory approval as collaborative research revenue because price restrictions applied to these products prior to FDA license approval in the United States and similar approval in foreign countries. We began deliveries of the commercially approved products to the United States customers in the second quarter of 2002. Accordingly, we began to classify revenues associated with these products as product sales in our financial statements beginning in that period. Collaborative research revenue for the use of our blood screening products for the three months ended March 31, 2002 was $4.2 million. All sales in 2003 were classified as product sales.

     Under the strategic alliance agreement we entered into with Chiron in June 1998, we have responsibility for research, development and manufacturing of the blood screening products while Chiron has responsibility for marketing, distribution and service of the blood screening products worldwide. We received a $10.0 million up-front license fee from Chiron in connection with the agreement in 1998 and an additional payment of $8.5 million upon achieving an agreed upon contract milestone in 1999. Additional payments of up to $15.8 million will be due to us in the future if we achieve certain other specified milestones relating to the development of what we believe to be the world’s first fully automated high throughput NAT instrument system known as the TIGRIS system. Our costs to develop and commercialize the blood screening assays and associated instruments have been substantial and have had a significant impact on our operating results and financial position since 1998. We commenced beta evaluations of the TIGRIS system for clinical diagnostic and blood screening applications in the third quarter of 2002 and expect to commence clinical trials for both applications by the end of 2003.

     In 1996, we were awarded a $7.7 million contract by the NIH to develop NAT assays for screening donor blood for HIV-1 and HCV. Effective January 1998, the contract was modified with the addition of $0.6 million for the development of a semi-automated system for the detection of HIV-1/HCV in pooled plasma. Effective September 1998, the contract was further modified with the addition of $4.3 million for the development of HIV-2 and HBV tests. In January 2000, we began work on a three-year $13.4 million cost sharing contract with the NIH to modify the HIV-1/HCV assay to incorporate HBV detection capability and make it simpler for organ donation centers to test the blood of organ donors. The NIH reimbursed us $7.8 million of this cost, and we and Chiron will share equally the remaining costs to complete the project. All payments due to us under these reimbursement contracts have been received and were recorded as collaborative research revenues as reimbursable costs were incurred.

     We received a $1.0 million contract extension from the NIH in October of 2002 to develop a NAT assay for the detection of the West Nile virus. The NIH allocated an additional $2.47 million to the contract extension in February 2003. In addition, in February 2003, our initial Investigational New Drug application was accepted by the FDA to begin testing on archived blood samples for West Nile virus which began in April 2003. We have initiated the development of this assay and have recognized collaborative research revenue under the contract extension as reimbursable costs were incurred.

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

     We recognize collaborative research revenue over the term of the strategic alliance agreement we entered into with Chiron as reimbursable costs are incurred. The costs associated with the reported collaborative research revenue are reflected in the statements of income under the captions “Research and development,” “Marketing and sales” and “General and administrative” based on the nature of the costs. We do not separately track the costs applicable to the blood screening development collaboration with Chiron and therefore are not able to quantify the direct costs associated with the collaborative research revenue. We believe that the costs incurred related to the collaborative research revenue have exceeded the amounts recorded as revenue.

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

     In August 2000, we entered into amended agreements with bioMérieux, Inc. that transitioned the relationship from a collaborative arrangement to a royalty-bearing arrangement that covers semi-automated probe assays and advanced fully-automated probe assays for the diagnosis of infectious diseases and detection of food pathogens. Under the terms of the amended agreements, bioMérieux will pay us royalty payments based on sales of products incorporating the licensed technology, subject to a minimum annual royalty payment, which began in January 2002 with respect to the semi-automated probe assays and will begin in 2006 with respect to the fully automated probe assays, and a reduction in the royalties based on the amount of cumulative royalties that have been paid to us. In addition, we transferred to bioMérieux all information, trade secrets, procedures, methods, data and processes necessary for bioMérieux to assume development of the products that are the subject of the agreement in exchange for the prepaid royalties paid under the original agreement. We recognized no royalty revenue for the three months ended March 31, 2002 and $0.2 million for the three months ended March 31, 2003. In addition, we included in license revenue the amortization of previously received license fees in an amount equal to $0.5 million in the three months ended March 31, 2002.

     In March 2003, bioMérieux verbally informed us that it was terminating all development work on probe assays for the semi-automated probe instrument. We have not received formal notification that bioMérieux elects to terminate the applicable license agreement. bioMérieux may terminate the agreement after December 30, 2004 without obligation for minimum royalties following termination.

Research and Development

     In recent years, we have invested significantly in research and development as part of our ongoing efforts to accelerate the development of new products and technologies, particularly our TIGRIS system and our HIV-1/HCV/HBV assay for screening donated blood. Our research and development expenses consist of expenses associated with the development of proprietary products and instrument platforms as well as expenses related to the co-development of new products and technologies in collaboration with our strategic partners. We expect our research and development expenses as a percentage of total revenues to decrease in future periods. However, research and development costs in total will be affected by the cost and timing of the manufacture of developmental lots and clinical trial lots for new products.

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

     We record revenues related to use of our blood screening products in the United States and other countries in which the products have not received regulatory approval as collaborative research revenue because price restrictions applied to these products prior to FDA approval in the United States and in certain foreign countries. As commercial pricing was implemented in the United States, we classified domestic sales of these products as product sales in our financial statements. Chiron began to implement commercial pricing in the United States for the blood screening products in the second quarter of 2002. Commercially approved products that we began shipping in the second quarter of 2002 are recorded as product sales based on the contracted transfer price with Chiron. Based on the terms of our agreement with Chiron, our ultimate share of the net revenue from sales to the end user will not be known until reported by Chiron to us. Blood screening product sales are adjusted upon payment by Chiron to us of amounts reflecting our ultimate share of net revenue from sales by Chiron of these products.

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

Patent Costs

     We capitalize the costs incurred to file patent applications. We amortize these costs over the lesser of the remaining useful life of the related technology or eight years. At March 31, 2003, capitalized patent costs totaled approximately $2.1 million, net of accumulated amortization. We expense all costs related to abandoned patent applications. Historically, our expense related to abandoned patent costs has not been material but, if we elect to abandon any of our currently issued or unissued patents, the related expense could be material to our operations in the period of abandonment.

Capitalized Software Costs

     We capitalize costs incurred in the development of computer software related to products under development after establishment of technological feasibility. These capitalized costs are recorded at the lower of unamortized cost or net realizable value and will be amortized over the estimated life of the related product beginning when the product is available for sale. At March 31, 2003, capitalized software development costs related to our TIGRIS instrument totaled $23.3 million. We completed beta evaluations of this instrument in the third quarter of 2002 and expect to commence clinical trials by the end of 2003. If we are not able to successfully deliver this instrument to the marketplace and attain customer acceptance, the asset could be impaired and an adjustment to the carrying value of this asset would be considered by management at that time.

Income Taxes

     We historically were included in the consolidated federal and in various combined state income tax returns of our former parent company, Gen-Probe Holding Company, Inc. (formerly known as Chugai Pharma U.S.A., Inc.). Pursuant to a tax sharing agreement with Gen-Probe Holding Company, we generally were allocated an amount of the consolidated tax liability equal to the tax that would have been applicable if computed separately. At March 31, 2003, we had net deferred tax assets of $2.1 million that are more likely than not to be realized. Other than a $2.8 million deferred tax asset and an offsetting $2.8 million tax valuation allowance for assets acquired in the reorganization, no valuation allowance has been recorded. In connection with the merger of Gen-Probe Holding into Gen-Probe, Gen-Probe recorded approximately $2.8 million of deferred tax assets. These deferred tax assets relate principally to financial statement depreciation in excess of that deducted for tax purposes and to research and development tax credits previously held by Chugai Pharma USA, LLC, the successor to Gen-Probe’s former sister company Chugai Biopharmaceuticals, Inc. which have been included in Gen-Probe’s combined tax returns. These deferred tax assets are being carried forward and may be realized in future periods depending on, among other factors, Gen-Probe having sufficient taxable income in the future periods. The deferred tax assets recorded were fully offset by a valuation reserve until these deductions and credits are realized. Net deferred tax assets of $2.1 million, relate to research and investment credits taken in our tax returns, timing differences arising from the recording of deferred revenue and certain reserves and accruals. These amounts are offset by capitalized costs expensed for tax purposes and other items. In the event that we were to determine that we would not be able to realize all or part of our deferred tax assets in the future, an adjustment to reduce the deferred tax asset would be made in the period such determination was made.

Results of Operations

     The following table sets forth operating data as a percentage of total revenues on a comparable basis for the three months ended March 31, 2002 and 2003, respectively. The information for each of these quarters is unaudited and has been prepared on the same basis as our audited financial statements. In the opinion of management, all necessary adjustments, consisting only of normal recurring accruals, have been included to fairly present the unaudited quarterly results when read in conjunction with our audited financial statements and related notes. The operating results for any quarter are not necessarily indicative of results for any future period.

The following table sets forth unaudited operating data as a percentage of total revenues:

	Three Months Ended
	March 31,
	2002	2003

Total revenues	100%	100%
Product sales	80%	95%
Collaborative research revenue	17%	4%
Royalty and license revenue	3%	1%
Operating expenses:
Cost of product sales	34%	28%
Research and development	38%	24%
Marketing and sales	13%	10%
General and administrative	13%	10%
Amortization of intangible assets	0%	0%

Total operating expenses	98%	72%

Income from operations	2%	28%
Other income (expenses), net	10%	1%

Income before income taxes	12%	29%
Income tax expense	3%	10%

Net income	9%	19%

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

     Product Sales. Product sales increased $16.7 million, or 62.2%, to $43.6 million in the three months ended March 31, 2003 from $26.9 million in the three months ended March 31, 2002. The increase was primarily a result of a $13.8 million increase in commercial sales of blood screening products along with a $2.9 million increase in sales of other diagnostic products over the same period in 2002. Blood screening product sales represented $16.6 million, or 38.1%, of product sales for the three months ended March 31, 2003 as compared to $2.8 million, or 10.4%, of product sales for the three months ended March 31, 2002.

          In February 2002, the FDA approved our HIV-1/HCV assay for screening donated human blood. Chiron began implementing commercial pricing for the sale of these products in the United States in the second quarter of 2002. Revenues from the sale of these products are now classified as product sales in our financial statements. In the first quarter of 2002, we recorded revenues related to use of our blood screening products in the United States and other countries in which the products had not received regulatory approval as collaborative research revenues.

     Although testing volumes have not changed significantly as a result of FDA approval, we have realized increased net revenues from the sale of the approved blood screening product in the United States as compared to the revenues received prior to FDA approval as a result of the implementation of commercial pricing. However, under our collaboration agreement with Chiron, Chiron has responsibility for marketing, sales, distribution and service of the blood screening systems, which includes the assay and the related instrumentation. Accordingly, our revenues are dependent on Chiron’s success in establishing commercial pricing with its customers. Prior to the implementation of commercial pricing, we received compensation for sales of the blood screening product from Chiron through monthly firm support commitment payments of approximately $1.5 million, provided that the number of tests we shipped fell within a range provided in agreements with Chiron and the blood screening customers. As a result of the implementation of commercial pricing, we record revenue that we derive from our relationship with Chiron at an agreed upon transfer price when the product is shipped and title and risk of loss has passed and when collection of the resulting receivable is reasonably assured. We record additional revenue on these sales based on our ultimate share of the net revenue from sales to end users of the blood screening products as Chiron reports these sales to us. Chiron reports its sales to us within 45 days after the end of each month in which we ship blood screening products to Chiron.

     We expect competitive pressures related to our STD and blood screening products to continue into the foreseeable future, primarily as a result of the introduction of competing products into the market and continuing pricing pressure, particularly with our STD products.

     Collaborative Research Revenue. Collaborative research revenue decreased $4.0 million, or 67.9%, to $1.9 million in the three months ended March 31, 2003 from $5.9 million in the three months ended March 31, 2002. The decrease was primarily the result of a $4.2 million decrease in firm support commitment payments, which were received through the second quarter of 2002, in connection with tests provided to United States customers through our collaboration with Chiron for pooled blood sampling under the terms of the IND application. Contract revenue from the NIH decreased by $1.0 million as the development costs and resulting billings for the NIH organ donor program in the three months ended March 31, 2002 exceeded the amounts recognized for the NIH West Nile virus program in the three months ended March 31, 2003. Revenue related to the NIH West Nile virus program was $0.4 million in the three months ended March 31, 2003. These decreases were partially offset by $1.2 million in revenue received from Chiron for reimbursement of development costs incurred during 2002 and 2001 on the HIV-1/HCV/HBV assay.

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

     Royalty and License Revenue. Royalty and license revenue decreased $0.3 million, or 33.8%, to $0.7 million in the three months ended March 31, 2003 from $1.0 million in the three months ended March 31, 2002. The decrease was the result of $0.5 million in prepaid license fees received from bioMérieux which were fully amortized at December 31, 2002 offset by an increase of $0.2 million in minimum royalties from bioMérieux for the three months ended March 31, 2003.

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

     Cost of Product Sales. Cost of product sales increased $1.3 million to $12.9 million, or 29.6% of product sales revenues, in the three months ended March 31, 2003 from $11.6 million, or 43.2% of product sales revenues, in the three months ended March 31, 2002. The increase in cost of sales was primarily attributable to increased sales volume in the three months ended March 31, 2003. The gross profit margin on product sales increased to 70.4% in the three months ended March 31, 2003 from 56.8% in the three months ended March 31, 2002. The gross profit margin benefited primarily from the implementation of commercial pricing in the United States for blood screening products. The gross profit margin for blood screening products increased in recent periods as unit volume increases have decreased our operating costs per unit sold. Additionally, gross margin benefited in the three months ended March 31, 2003 by approximately $0.4 million, or 0.9% of product sales, for certain operating costs allocated from manufacturing overhead costs to other operating cost categories as a result of a reallocation of resources by Gen-Probe in 2003. Gross profit also benefited by approximately $0.6 million, or 1.5% of product sales, through the sales of blood screening product units that had previously been manufactured and charged to expense during the blood screening development period. We anticipate that gross profits may benefit by an equivalent amount in the remaining quarters of 2003. However, due to the continuing uncertainty over the expiration dates for finished goods and shelf-life for materials used, there can no certainty that we will be able to realize this benefit in the future.

     In 1999, we completed the leasehold improvements on a manufacturing facility designed primarily for the manufacture of our blood screening products. This facility contains advanced equipment, technology and controls that are intended to enable us to meet stringent FDA regulations applicable to blood screening products. This facility has operated well below capacity and will continue to operate below capacity for the foreseeable future. This excess capacity, as well as excess capacity at our manufacturing facility at our headquarters, provides us with significant opportunities to expand the manufacturing of both our own products and potentially the products of other companies on a contract basis. The costs related to the operation of our blood screening manufacturing facility, together with other manufacturing costs for the production of assays that are delivered under the terms of an IND application prior to

FDA approval of our blood screening products, are classified as research and development expenses prior to FDA approval of our blood screening products.

     In addition to the above mentioned costs, we manufacture significant quantities of raw materials, development lots and clinical trial lots of product prior to receiving FDA approval for commercial sale. During the blood screening development process for HIV-1/HCV for the United States market, we also manufactured and delivered an equivalent product for sale in international markets where governmental approvals were obtained. However, due to the relatively low initial sales volumes for this product, we continued to charge the costs of manufacturing blood screening products to research and development expense, except for an amount equal to the product sales revenues recorded for international commercial sales, which was charged to cost of product sales and approximates the costs applicable to those product sales. Beginning in the latter part of the first quarter of 2002, the sales volume for the approved products shipped equaled or exceeded the estimated cost applicable to those product sales, and we ceased the allocation of the costs of manufacturing blood screening products to research and development expense. Amounts included in research and development related to HIV-1/HCV development lots was approximately $0 and $1.6 million for the three months ended March 31, 2003 and 2002, respectively. As a result of the implementation of commercial pricing for our HIV-1/HCV blood screening product in the United States, we have classified these costs as costs of product sales rather than the research and development expenses. Currently, our customers utilize pooled blood screening samples for testing. We anticipate that requirements for individual donor testing, if and when implemented, could result in lower gross margin rates as additional tests would be required to deliver the sample results, unless corresponding increases in sales pricing were to be implemented. We are not able to accurately predict the extent to which our gross margin percentages may be negatively affected as a result of individual donor testing because we do not know the ultimate selling price that Chiron would charge to the end user if individual donor testing were implemented.

     Gross profit margin percentages may fluctuate significantly in future periods based on changes in production volumes for both commercially approved products and products under development or in clinical trials. Gross profit margin percentages are also affected by competitive pricing pressures, allowances for scrap or obsolete materials, additional costs related to initial production quantities of new products after achieving FDA approval and contractual adjustments, such as instrument costs, instrument service cost and certain other adjustments made by Chiron to arrive at the net sales value of blood screening products.

     Research and Development. Research and development expenses decreased $1.7 million to $11.1 million, or 24.1% of total revenues, in the three months ended March 31, 2003 from $12.8 million, or 37.9% of total revenues, in the three months ended March 31, 2002. The decrease was primarily the result of a $1.6 million decrease in research and development expenses as a result of our recording all costs associated with the operation of our blood screening facility to cost of sales following FDA approval of our HIV-1/HCV blood screening product in February 2002, a $0.8 million decrease in outside instrument development costs and a $0.2 million decrease in spending for other research and development costs. These were partially offset by a $0.4 million increase in professional fees and a $0.5 million increase in clinical evaluation expenses relating to STD and blood screening products.

     Research and development costs include the costs of raw materials, development lots and clinical trial lots of products that we manufacture. These costs are dependent on the status of projects under development and may vary substantially between quarterly or annual reporting periods. During the remainder of 2003 and in 2004, we expect to incur additional incremental costs associated with the manufacture of developmental lots and clinical trial lots for our blood screening products and the TIGRIS instrument. Collaborative research revenues, if any, associated with these types of incurred costs have typically been realized in a period later than when incurred.

     Marketing and Sales. Marketing and sales expenses increased $0.5 million to $4.7 million, or 10.1% of total revenues, in the three months ended March 31, 2003 from $4.2 million, or 12.5% of total revenues, in the three months ended March 31, 2002. The increase was attributable to a $0.2 million increase in professional fees and a $0.3 million increase in other marketing and sales expenses.

     General and Administrative. General and administrative expenses increased $0.2 million to $4.6 million, or 10.0% of total revenues, in the three months ended March 31, 2003 from $4.4 million, or 12.9% of total revenues, in the three months ended March 31, 2002. The increase was the result of a $0.3 million increase in salaries and benefits resulting from higher staffing levels, a $0.1 million increase in directors and officers liability insurance, a $0.1 million increase in other professional fees, along with a $0.5 million increase in other general and administrative expenses. These were partially offset by a $0.8 million decrease in spending for patent litigation and other patent related expenses.

     Amortization of Intangible Assets. Amortization of intangible assets was unchanged for the three months ended March 31, 2003 compared to the three months ended March 31, 2002. The goodwill is no longer amortized following our implementation of SFAS 142 as described below.

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

     Total Other Income, Net. Other income primarily consists of investment and interest income offset by interest expense on borrowings and other items. The net other income of $0.5 million for the three months ended March 31, 2003 is a $3.0 million decrease from the net other income of $3.5 million for the three months ended March 31, 2002. The decrease in net other income is due to the receipt in cash and recognition of income from settlements of outstanding contractual issues with Chiron for $2.4 million and from a former vendor in the amount of $1.2 million during the three months ended March 31, 2002.

     Income Tax Expense. The expense for income taxes amounted to $4.5 million for the three months ended March 31, 2003 compared to $1.1 million for the three months ended March 31, 2002. This tax expense increase was attributable to the pre-tax profit of $13.2 million for the three months ended March 31, 2003 compared to the $4.2 million pre-tax profit for the three months ended March 31, 2002. Gen-Probe’s effective tax rate was 34.4% for the three months ended March 31, 2003 compared to 26.3% for the three months ended March 31, 2002. The effective tax rates are less than the combined federal and state statutory rates for the periods primarily due to the benefit of federal and state research and investment credits available to us.

Liquidity and Capital Resources

     Historically, we have financed our operations through revenues from operations, cash received from collaborative research agreements, royalty and license fees and the private placement of debt. At March 31, 2003, we had $112.5 million of cash and cash equivalents and short-term investments.

     For the three months ended March 31, 2003, net cash provided by operating activities was $8.2 million compared to $4.0 million for the three months ended March 31, 2002. For the three months ended March 31, 2003, net cash from operating activities of $8.2 million was the result of net income of $8.7 million plus depreciation and amortization of $4.0 million and a $2.8 million increase in deferred revenue. These were partially offset by a $5.1 million increase in receivables and a $3.1 million use of cash to reduce accrued salaries and benefits. Cash increased $0.9 million from changes in other assets and liabilities.

     Our investing activities used cash of $9.6 million for the three months ended March 31, 2003 compared to $3.0 million for the three months ended March 31, 2002. Our investing activities consisted primarily of net purchases of $5.9 million for short-term investments and $3.0 million for capital expenditures. Our expenditures for capital additions vary based on the stage of certain development projects and may increase in the future related to the timing of development of new product opportunities and to support expansion of our facilities in connection with those opportunities. We anticipate 2003 capital expenditures will exceed 2002 levels, primarily for research and development activities including clinical trials for the TIGRIS system. However, the average age of our property, plant and equipment is approximately five years, which gives us flexibility in planning capital expenditures.

     We have a secured bank line of credit agreement with Wells Fargo Bank, N.A., which expires in July 2004, under which we may borrow up to $10.0 million, subject to a “borrowing base formula,” at the bank’s prime rate, or at LIBOR plus 1.0%. The line of credit is secured by our assets other than real property. We have not taken advances against the line of credit since inception. The line of credit agreement requires us to comply with various financial and restrictive covenants. Financial covenants include requirements as to tangible net worth, liabilities as a percentage of tangible net worth, the ratio of current assets to current liabilities, required minimum levels of earnings before interest, taxes, depreciation and amortization, the ratio of funded debt to earnings before interest, taxes, depreciation and amortization, and maximum levels of pre-tax and after tax losses. At December 31, 2002 and March 31, 2003, we were in compliance with all covenants.

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

     Our primary short-term needs for capital, which are subject to change, are for continued research and development of new products, costs related to commercialization of blood screening products and development of our automated instrumentation solution, the TIGRIS system. Certain research and development costs are funded under collaboration agreements with partners or agencies of the United States government. We anticipate additional funds from these sources as reimbursable costs are incurred but there can be no assurance that these funds will materialize or that these relationships will continue.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     In September 2002, we repaid the remaining principal on the fixed rate financing of our headquarters building. Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio. Our risk associated with fluctuating interest income is limited to our investments in interest rate sensitive financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage this exposure to interest rate changes. We seek to ensure the safety and preservation of our invested principal by limiting default risk, market risk, and reinvestment risk. We mitigate default risk by investing in short-term investment grade securities. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our financial instruments that are exposed to changes in interest rates.

     We are exposed to foreign exchange risk for expenditures in certain foreign countries, but the total receivables and payables denominated in foreign currencies at March 31, 2003 were not material. We believe that our business operations are not exposed to market risk relating to commodity price risk or equity price risk.

Item 4. Controls and Procedures

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     Within the 90 days prior to the date of filing this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

Enzo Biochem, Inc.

     In June 1999, we were sued by Enzo Biochem, Inc. in the United States District Court for the Southern District of New York. Enzo alleged that we, our former affiliates, Becton Dickinson, and bioMérieux have willfully infringed United States patent no. 4,900,659, or “659 patent”, through the manufacture and sale of products for the detection of gonorrhea. On January 24, 2001, the district court granted our motion for summary judgment, finding that the ‘659 patent is invalid. Enzo appealed the judgment to the Federal Circuit Court of Appeals. On July 15, 2002, a panel of the Federal Circuit Court, after having previously affirmed the district court’s summary judgment decision, granted Enzo’s petition for rehearing and, without hearing further argument, reversed the district court’s order granting summary judgment and remanded the case to the district court for further proceedings. Following remand from the court of appeal, our former affiliates and bioMérieux were dismissed from the case by Enzo. We and Becton Dickinson remain as defendants. We anticipate that trial in the case will be set for the fourth quarter of 2003 or the first quarter of 2004. We expect Enzo to assert a damage claim based on a contention that Enzo is entitled to a reasonable royalty on all sales of Gen-Probe products for the detection of Neisseria gonorrhoeae bacteria from June 1993 through trial. Revenues from tests for the detection of Neisseria gonorrhoeae have constituted a significant portion of Gen-Probe’s revenues during the relevant period and exceed $300 million. We believe that the claims of the ‘659 patent are invalid, unenforceable and may not be properly interpreted to cover our products. We intend to vigorously defend the lawsuit. However, there can be no assurance that the case will be resolved in our favor.

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

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Items

Risk Factors

The following information sets forth facts that could cause our actual results to differ materially from those contained in forward-looking statements we have made in this Quarterly Report and those we may make from time to time. For a more detailed discussion of the factors that could cause actual results to differ, see the section under the caption “Factors That May Effect Future Performance” in our Annual Report on Form 10-K filed on March 24, 2003.

We expect to continue to incur significant research and development expenses, which may make it difficult for us to maintain profitability.

     In recent years, we have incurred significant costs in connection with the development of our blood screening products and the TIGRIS instrument system. We expect our expense levels to remain high in connection with our research and development as we continue to expand our product offerings. As a result, we will need to continue to generate significant revenues to maintain profitability. We may not be able to generate such revenues and may not maintain profitability in the future. Our failure to maintain profitability in the future could cause the market price of our common stock to decline.

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

     Our operating results have fluctuated in the past and are likely to continue to do so in the future. Our revenues are unpredictable and may fluctuate due to changes in demand for our products, the timing of the execution of customer contracts and the initiation or termination of corporate collaboration agreements. A significant portion of our costs also can vary substantially between quarterly or annual reporting periods. For example, the total amount of research and development costs in a period often depends on the amount of research and development costs we incur in connection with manufacturing developmental lots and clinical trial lots. We expect the costs of manufacturing these lots to increase during the remainder of 2003 and in 2004 in connection with the initiation of clinical trials of the TIGRIS instrument. Moreover, a variety of factors may affect our ability to make accurate forecasts regarding our operating results. For example, our blood screening products and some of our clinical diagnostic products, such as APTIMA Combo 2, have a limited sales history, which limits our ability to project future sales accurately. In addition, we base our internal projections of our international sales on projections prepared by our distributors of these products. Because of these factors, our operating results in one or more future quarters may fail to meet the expectations of securities analysts or investors, which could cause our stock price to decline.

We are dependent in the near term on sales of our PACE family of assays. A significant reduction in sales of our PACE assays, without a corresponding increase in sales of our APTIMA Combo 2 assay, would cause our revenues to decline and could materially harm our business.

     Sales of our PACE family of assays account for a significant portion of our total revenues. We expect our revenue and profitability to substantially depend for the foreseeable future on sales of our PACE assays. We believe that sales of our PACE assays may decline because several of our competitors have introduced products using amplified technologies that target the same infectious organisms as our PACE assays. Our continued growth will depend on our ability to:

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

     The products that we develop, including our APTIMA Combo 2 assay that utilizes amplified technology, may not achieve market acceptance. The market acceptance of our products will depend on a number of factors, including but not limited to:

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

     Our ability to meet demand for increased automation in the blood screening and diagnostic markets depends on our ability to develop our TIGRIS instrument system. This product, which incorporates sophisticated hardware and software, may not perform as anticipated, and there may be unforeseen delays in its final release. The release of this product already has taken longer and has been costlier than we initially anticipated. During 2001, we terminated our relationship with RELA, Inc., the original outside contractor for the design and development of this product and entered into a relationship with KMC Systems, Inc. for its completion. Further delays in the development of the TIGRIS system could erode any time-to-market advantage for the product. We expect that the additional anticipated expenses to complete the development of the TIGRIS system, including clinical trial costs, are not anticipated to exceed $15 million.

     We successfully completed beta trials, which are customer evaluations, of the TIGRIS system for clinical diagnostic applications at the University of Alabama (Birmingham) in August 2002 and for blood screening applications with The American Red Cross in November 2002. We have not yet begun clinical trials on the TIGRIS system. The current development schedule calls for instruments to be installed at clinical trial sites by mid 2003 for clinical diagnostic applications and by the end of 2003 for blood screening applications. Products as complicated as the TIGRIS system frequently require operating enhancements following their initial introduction. Delivery of products with defects, or reliability or quality problems, could require significant expenditures of capital and other resources and significantly delay or hinder market acceptance of this product. Any such capital expenditures or delays could harm our operating results, materially damage our reputation and prevent us from retaining our existing customers and attracting new customers.

The adoption of the Financial Accounting Standards Board Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” as of January 1, 2002 could adversely affect our future results of operations and financial position.

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets,” which we adopted effective on January 1, 2002. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statement. As of March 31, 2003, we had goodwill and intangible assets valued at approximately $46.2 million, including $23.3 million of capitalized software relating to the TIGRIS system currently under development. We performed the first of the required impairment tests of goodwill and indefinite lived intangible assets to determine if a transition impairment charge should be recognized under SFAS 142 and determined that there had been no impairments. In the future, we will test for impairment at least annually. Such tests may result in a determination that these assets have been impaired. If at any time we determine that an impairment has occurred, we will be required to reflect the impaired value as a charge, resulting in a reduction in earnings in the quarter such impairment is identified and a corresponding reduction in our net asset value. A material reduction in earnings resulting from such a charge could cause us to fail to be profitable in the period in which the charge is taken or otherwise to fail to meet the expectations of investors and securities analysts, which could cause the price of our stock to decline.

Our profit margin on the sale of blood screening assays may decrease upon the implementation of individual donor testing.

     We currently receive revenues from the sale of the HIV-1/HCV blood screening assay for use with pooled donor samples. In pooled testing, multiple donor samples are initially screened by a single test, but Chiron sells our HIV-1/HCV assay to blood collection centers on a per donation basis. We expect the blood screening market to ultimately transition from pooled testing to individual donor testing. A greater number of tests will be required for individual donor testing than are now required for pooled testing. Under our collaboration agreement with Chiron, we bear the cost of manufacturing our HIV-1/HCV assay. The greater number of tests required for individual donor testing will increase our variable manufacturing costs, including costs of raw materials and labor. If the price per donor or total sales volume does not increase in line with the increase in our total variable manufacturing costs, our gross profit margins from sales of the blood screening assay may decrease upon the adoption of individual donor testing. We are not able to accurately predict the extent to which our gross profit margin may be negatively affected as a result of individual donor testing because we do not know the ultimate selling price that Chiron would charge to the end user if individual donor testing were implemented.

Our future success will depend in part upon our ability to enhance existing products and to develop and introduce new products.

     The market for our products is characterized by rapidly changing technology, evolving industry standards and new product introductions, which may make our existing products obsolete. Our future success will depend in part upon our ability to enhance existing products and to develop and introduce new products. For example, we believe that we will need to continue to provide new products that can detect a greater number of organisms from a single sample. We also believe that we must develop new assays that can be performed on automated instrument platforms, such as the TIGRIS system we are developing.

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

     In the market for blood screening products, our primary competitor is Roche Molecular Systems, which received FDA approval of its Polymerase Chain Reaction, or PCR, based NAT tests for blood screening in December 2002. We also compete with assays developed internally by blood banks and laboratories based on PCR, technology, an HCV antigen assay marketed by Ortho Clinical Diagnostics, a subsidiary of Johnson & Johnson, and immunoassay products from Abbott Laboratories. In the future, our blood screening products may compete with viral inactivation technologies and blood substitutes.

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

     We rely on Chiron to distribute our blood screening products and Bayer to distribute some of our viral clinical diagnostic products. Commercial product sales by Chiron accounted for 35.9% of our total revenues for the three months ended March 31, 2003 and 24.5% of our total revenues for 2002. Product sales by Bayer accounted for 1.1% of our total revenues for the three months ended March 31, 2003 and 1.4% of our total revenues for 2002. Our agreements with Chiron and Bayer will terminate in 2010 unless extended. Both the Chiron and Bayer agreements can be extended by the development of new products under the agreements, so that they will expire upon the later of the end of the original term or five years after the first commercial sale of the last new product developed during the original term.

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

     We rely upon bioMérieux for distribution of some of our products in most of Europe, Rebio Gen, Inc. for distribution of some of our products in Japan and various independent distributors for distribution of our products in other regions. Sales by bioMérieux and Rebio Gen, Inc. comprised 2.3% and 1.4% of our total revenues for the three months ended March 31, 2003, respectively. Our distribution agreements with bioMérieux terminate on May 1, 2003. Our distribution agreement with Chugai Diagnostics Science, which was acquired by Fujirebio Inc. in September 2002, terminates on December 31, 2005. We do not anticipate that the acquisition of Chugai Diagnostics Science by Fujirebio will have a material effect on our distribution agreement. In March 2003, bioMérieux verbally informed us that it was terminating work on probe assays for the semi-automated probe instrument. We have not received formal notification that bioMérieux elects to terminate the applicable license agreement. bioMérieux may terminate the agreement after December 30, 2004 without obligation for minimum royalties following termination.

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

     Historically, a limited number of customers has accounted for a significant portion of our total revenues, and we do not have any long-term commitments with these customers other than our collaboration agreement with Chiron. Our blood screening collaboration with Chiron accounted for 39.3% of our total revenues for the three months ended March 31, 2003 and 29.7% of our total revenues for 2002. Our blood screening collaboration with Chiron is largely dependent on two large customers in the United States, The American Red Cross and America’s Blood Centers, but we did not receive any revenues directly from these entities. Chiron was our only customer that accounted for greater than 10% of our total revenues for the three months ended March 31, 2003. In addition, Quest Diagnostics Incorporated, Laboratory Corporation of America Holdings and various state and city public health agencies accounted for an aggregate of 22.4% of our total revenues for the three months ended March 31, 2003 and 26.0% of our total revenues for 2002. Although state and city public health agencies are legally independent of each other, they tend to act similarly with respect to their product purchasing decisions. We anticipate that our operating results will continue to depend to a significant extent upon revenues from a small number of customers. The loss of any of our key customers, or a significant reduction in sales to those customers, could significantly reduce our revenues.

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

     In the past, we have had three voluntary recalls. The first product recall occurred in September 1999, when we responded to customer complaints about an increase in the number of our Mycobacterium Tuberculosis Direct, or MTD, assays demonstrating inhibition by test specimens. The formulation problem was identified and corrected. The second recall occurred in February 2000 when we recalled our MTD product due to decreased stability of a reagent in certain kit lots. The problem was identified and rectified through a voluntary field correction. The third recall occurred in July 2002 following the discovery of an error in the Chiron Procleix System software, used with the HIV-1/HCV blood screening assay and instruments. A review of prior test results determined that the defect did not cause any inaccurate results. The problem was rectified in a subsequent software update, which was submitted to and approved by the FDA.

Our sales to international markets are subject to additional risks.

     Sales of our products outside the United States accounted for 13% of our total revenues for the three months ended March 31, 2003 and 14% of our total revenues for 2002. Sales by Chiron outside of the United States accounted for 53% of our international revenues for the three months ended March 31, 2003 and 41% of our international revenues for 2002. Chiron has responsibility for the international distribution of our blood screening product, which includes sales in France, Australia, Singapore, New Zealand, Italy and other countries. Our sales in France and Japan that were not made through Chiron accounted for 17% and 11%, respectively, of our international sales for the three months ended March 31, 2003 and 19% and 14%, respectively, for 2002.

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

In addition, we may have difficulty introducing new products in international markets. For example, we do not believe our blood screening products will be widely adopted in Germany or Japan until we are able to offer an assay that screens for HBV, as well as HIV-1 and HCV. Whenever we seek to enter a new international market, we will be dependent on the marketing and sales efforts of our international distributors.

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

     Our success will depend in part on our ability to obtain patent protection for, or maintain the secrecy of, our proprietary products, processes and other technologies for development of blood screening and clinical diagnostic products and instruments. Although we have more than 171 United States patents and more than 162 foreign patents, these patents, or any patents that we may own or license in the future, may not afford meaningful protection for our technology and products. The pursuit and assertion of a patent right, particularly in areas like nucleic acid diagnostics and biotechnology, involve complex determinations and, therefore, are characterized by substantial uncertainty. In addition, the laws governing patentability and the scope of patent coverage continue to evolve, particularly in biotechnology. As a result, patents might not issue from certain of our patent applications or from applications licensed to us. In addition, all of our existing patents will expire by May 1, 2021, and the patents we may obtain in the future also will expire over time.

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

Item 6. Exhibits and Reports on Form 8-K

a) Exhibits

10.51† Employment Agreement dated as of April 2, 2003 between Gen-Probe Incorporated and Henry L. Nordhoff

10.52† Amendment No. 4 dated March 5, 2003 to Agreement dated as of June 11, 1998 between Gen-Probe Incorporated and Chiron Corporation

†	Filed herewith.

(b)	Reports on Form 8-K
None.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 9, 2003	By: /s/ Henry L. Nordhoff Henry L. Nordhoff Chairman, President and Chief Executive Officer

DATE: May 9, 2003	By: /s/ Herm Rosenman Herm Rosenman Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

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

DATE: May 9, 2003	By: /s/ Henry L. Nordhoff Henry L. Nordhoff Chairman, President and Chief Executive Officer

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

DATE: May 9, 2003	By: /s/ Herm Rosenman Herm Rosenman Vice President and Chief Financial Officer