Form 10-Q
period 2003-06-30
GEN PROBE INC
filed 2003-08-14
CIK 820237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2003

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 0-21872

GEN-PROBE INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware	33-0044608

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

10210 Genetic Center Drive
San Diego, CA 92121-4362

(Address of principal executive offices)

(858) 410-8000

(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

     As of August 8, 2003, there were 23,946,484 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

GEN-PROBE INCORPORATED

PART I — FINANCIAL INFORMATION
Item 1 - Financial Statements:
Consolidated balance sheets at December 31, 2002 and June 30, 2003 (unaudited)
Consolidated statements of income for the three months ended June 30, 2002 and 2003 (unaudited) and the six months ended June 30, 2002 and 2003 (unaudited)
Consolidated statements of cash flows for the six months ended June 30, 2002 and 2003 (unaudited)
Notes to the consolidated financial statements (unaudited)
Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3 - Quantitative and Qualitative Disclosures about Market Risk
Item 4 - Controls and Procedures
PART II — OTHER INFORMATION
Item 1 - Legal Proceedings
Item 4 - Submission of Matters to a Vote of Security Holders
Item 5 - Other Information
Item 6 - Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

Item 1. Financial Statements

Gen-Probe Incorporated
Consolidated Balance Sheets
(in thousands,
except share and per share data)

	December 31,	June 30,
	2002	2003

		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$43,118	$38,257
Short-term investments	64,842	82,776
Trade accounts receivable, net of allowance for doubtful accounts of $787 as of December 31, 2002 and $723 as of June 30, 2003	11,891	13,213
Accounts receivable — other	1,024	2,125
Inventories	12,928	12,967
Deferred income taxes	7,178	8,125
Prepaid expenses and other current assets	5,114	7,358

Total current assets	146,095	164,821
Property, plant and equipment, net	65,870	64,684
Capitalized software	22,802	23,785
Goodwill	18,621	18,621
Other assets	4,769	4,712

Total assets	$258,157	$276,623

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,138	$7,151
Accounts payable to related parties	10	8
Accrued salaries and employee benefits	8,961	8,221
Other accrued expenses	6,598	4,930
Deferred revenue	7,100	9,222

Total current liabilities	30,807	29,532
Deferred income taxes	5,112	6,212
Deferred revenue	6,333	6,000
Deferred rent	327	328
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.0001 par value per share, 20,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.0001 par value per share; 100,000,000 shares authorized, 23,799,945 and 23,872,424 shares issued and outstanding at December 31, 2002 and June 30, 2003, respectively	2	2
Additional paid-in capital	192,627	194,591
Accumulated other comprehensive income	300	506
Retained earnings	22,649	39,452

Total stockholders’ equity	215,578	234,551

Total liabilities and stockholders’ equity	$258,157	$276,623

See accompanying notes.

Gen-Probe Incorporated
Consolidated Statements of Income
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2003	2002	2003

	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Product sales	$29,772	$46,299	$56,667	$89,919
Collaborative research revenue	4,173	3,840	10,077	5,737
Royalty and license revenue	906	543	1,890	1,194

Total revenues	34,851	50,682	68,634	96,850
Operating expenses:
Cost of product sales	12,603	11,055	24,217	23,974
Research and development	11,023	16,338	23,826	27,487
Marketing and sales	4,340	5,892	8,560	10,547
General and administrative	6,608	5,391	10,967	10,017
Amortization of intangible assets	84	84	168	168

Total operating expenses	34,658	38,760	67,738	72,193

Income from operations	193	11,922	896	24,657
Other income (expenses) Interest income	92	426	193	883
Interest expense	(218)	(29)	(456)	(43)
Other income (expenses), net	12	59	3,629	66

Total other income (expenses)	(114)	456	3,366	906

Income before income taxes	79	12,378	4,262	25,563
Income tax expense (benefit)	(471)	4,229	628	8,760

Net income	$550	$8,149	$3,634	$16,803

Net income per share:
Basic	$0.02	$0.34	$0.15	$0.71

Diluted	$0.02	$0.34	$0.15	$0.70

Weighted average shares outstanding:
Basic	23,800	23,825	23,800	23,812

Diluted	23,800	24,323	23,800	24,058

See accompanying notes.

Gen-Probe Incorporated
Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended
	June 30,

	2002	2003

	(unaudited)	(unaudited)
Operating activities
Net income	$3,634	$16,803
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,625	7,922
Loss on disposal of property and equipment	267	58
Deferred rent	10	1
Deferred revenue	(2,036)	1,789
Deferred income taxes	(1,005)	153
Changes in assets and liabilities:
Accounts receivable	2,160	(2,423)
Inventories	(920)	(39)
Prepaid expenses and other current assets	2,023	(2,244)
Accounts payable	266	(989)
Accrued salaries and employee benefits	161	(740)
Other accrued expenses	617	(1,668)

Net cash provided by operating activities	13,802	18,623
Investing activities
Proceeds from sales and maturities of short-term investments	4	22,729
Purchase of short-term investments	—	(40,663)
Purchase of property, plant & equipment	(5,970)	(6,143)
Capitalization of software development costs	(1,538)	(983)
Capitalization of patent costs	(361)	(298)
Other assets	(199)	(90)

Net cash used in investing activities	(8,064)	(25,448)
Financing activities
Principal payment on long term debt	(2,000)	—
Proceeds from issuance of common stock	—	1,964

Net cash provided by (used in) financing activities	(2,000)	1,964
Net increase (decrease) in cash and cash equivalents	3,738	(4,861)
Cash and cash equivalents at the beginning of the period	17,750	43,118

Cash and cash equivalents at the end of the period	$21,488	$38,257

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$461	$37

Income taxes	$160	$10,241

See accompanying notes.

Notes to the Consolidated Financial Statements (unaudited)

Note 1 — Basis of Presentation

     The accompanying interim consolidated financial statements of Gen-Probe Incorporated (“Gen-Probe” or the “Company”) at June 30, 2003, and for the three and six month periods ended June 30, 2002 and 2003, are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management’s opinion, the unaudited financial statements include all adjustments, consisting only of normal recurring accruals, necessary to state fairly the financial information therein, in accordance with generally accepted accounting principles. Interim results are not necessarily indicative of the results that may be reported for any other interim period or for the year ending December 31, 2003.

     These unaudited consolidated financial statements and footnotes thereto should be read in conjunction with the audited financial statements and footnotes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Note 2 — Reporting Periods

     The Company operates and reports on fiscal periods ending on the Friday closest to the end of the month except for year-end, which closes December 31. For ease of presentation, the quarterly reporting periods are deemed to end on March 31, June 30 and September 30. The three month periods ended June 30, 2002 and 2003 each included 13 weeks and the six month periods ended June 30, 2002 and 2003 each included 26 weeks.

Note 3 — Recent Accounting Pronouncements

     In November 2002, the Emerging Issues Task Force (“EITF”) reached consensus on Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” This consensus requires that revenue arrangements with multiple deliverables be divided into separate units of accounting if the deliverables in the arrangement meet specific criteria. In addition, arrangement consideration must be allocated among the separate units of accounting based on their relative fair values, with certain limitations. The Company will be required to adopt the provisions of this consensus for revenue arrangements entered into in interim periods beginning after June 15, 2003 (the quarter beginning July 1, 2003 for the Company). The adoption of this accounting pronouncement is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

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

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement supersedes the guidance proposed by Emerging Issues Task Force 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 was required to be adopted for exit or disposal activities initiated after December 31, 2002. The adoption of this statement did not have an impact on the Company’s financial statements.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure — an amendment of FASB Statement No. 123.” This statement amends SFAS No. 123 “Accounting for Stock Based Compensation” to provide alternative methods of voluntarily transitioning to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require disclosure of the method used to account for stock-based employee compensation and the effect of the method on reported results in both annual and interim financial statements. The Company has chosen not to adopt fair value accounting for employee stock options under SFAS No. 123 and SFAS No. 148, but will continue to disclose the required pro forma information in the notes to the consolidated financial statements.

     Pro forma information regarding net income is required to be disclosed in interim financial statements by SFAS No. 148, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value for these options was estimated at the dates of grant using the minimum value option pricing model for the three and six month periods ended June 30, 2002 and the Black-Scholes pricing model for the three and six month periods ended June 30, 2003. The following assumptions for 2002 and 2003 were used: risk-free interest rates ranging from 2.00% to 4.68%, volatility of 0% for the six months ended June 30, 2002 and an average of 57.80% and 54.43% for the three and six months ended June 30, 2003, dividend yield of 0% and expected life of four years.

     Had compensation expense for stock options granted been determined based on the fair value of the options at the date of grant, accounting consistent with SFAS No. 123, the Company’s net income and net income per share would have been as follows (in thousands, except per share data):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2002	2003	2002	2003

Net income:
As reported	$550	$8,149	$3,634	$16,803
Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—	—	—
Total stock-based employee compensation expense determined under fair value based method for all options, net of related tax effects	(205)	(234)	(440)	(418)

Pro forma net income	$345	$7,915	$3,194	$16,385

Net income per share:
As reported:
Basic	$0.02	$0.34	$0.15	$0.71
Diluted	$0.02	$0.34	$0.15	$0.70
Pro forma:
Basic	$0.01	$0.33	$0.13	$0.69
Diluted	$0.01	$0.33	$0.13	$0.68

     The pro forma effects on net income for the three and six month periods ended June 30, 2002 and 2003 are not likely to be representative of the effects on reported net income in future periods. In management’s opinion, existing stock option valuation models do not provide a reliable single measure of the fair value of employee stock options that have vesting provisions and are not transferable. In addition, option valuation models require the input of highly subjective assumptions, and changes in such subjective assumptions can materially affect the fair value estimate of employee stock options.

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

     Under the provisions of SAB No. 98, common shares issued for nominal consideration, if any, would be included in the per share calculations as if they were outstanding for all periods presented. No common shares have been issued for nominal consideration. The Company had 23,799,945 shares of common stock outstanding as of June 30, 2002 and 23,872,424 shares of common stock outstanding as of June 30, 2003. The Company considers common equivalent shares from the exercise of stock options in the instance where the shares are dilutive to net income of the Company by application of the treasury stock method.

     The following table sets forth the computation of net income per share (in thousands, except per share amounts):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2002	2003	2002	2003

Net income	$550	$8,149	$3,634	$16,803

Weighted average shares outstanding — Basic	23,800	23,825	23,800	23,812
Effect of dilutive common stock options outstanding	—	498	—	246

Weighted average shares outstanding — Diluted	23,800	24,323	23,800	24,058

Net income per share -
Basic	$0.02	$0.34	$0.15	$0.71
Diluted	$0.02	$0.34	$0.15	$0.70

     Dilutive securities include common stock options subject to vesting. Potentially dilutive securities totaling 1,952,673, and 20,520 shares for the three months ended June 30, 2002 and 2003, and 1,854,675 and 17,895 shares for the six months ended June 30, 2002 and 2003, respectively, were excluded from the calculation of diluted earnings per share because they were not dilutive.

Note 5 — Comprehensive Income

     Components of comprehensive income, net of income taxes, were as follows (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2002	2003	2002	2003

Net income	$550	$8,149	$3,634	$16,803
Change in unrealized gain (loss) on investments	(35)	150	(25)	206

Comprehensive income	$515	$8,299	$3,609	$17,009

Note 6 — Inventories

     Net inventories are comprised of the following (in thousands):

	December 31,	June 30,
	2002	2003

		(unaudited)
Raw materials	$4,504	$6,683
Work in progress	1,295	1,162
Finished goods	7,129	5,122

	$12,928	$12,967

Note 7 — Stockholders’ Equity

Stock Options

     The Company adopted The 2003 Incentive Award Plan of Gen-Probe Incorporated (the “2003 Plan”) in May 2003 and reserved 2,500,000 shares of common stock for grants under the 2003 Plan. The Plan provides for incentives for officers, directors, employees and consultants through the granting of stock options, restricted stock and stock appreciation rights. The 2003 Plan provides for the grant of incentive and nonstatutory stock options. The exercise price of each option granted under the 2003 Plan must be equal to or greater than the fair market value of the Company’s stock on the date of grant. The Board of Directors may determine the terms and vesting of all options and other awards granted under the 2003 Plan; however, in no event will the option term exceed 10 years. Generally, options to be granted under the 2003 Plan will vest at the rate of 25% or 33% one year from the grant date and 1/48 or 1/36, respectively, each month thereafter until the options are fully vested.

Employee Stock Purchase Plan

     In May 2003, the Company adopted the Employee Stock Purchase Plan (“ESPP”) that provides for the issuance of up to 500,000 shares of the Company’s common stock. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code and is for the benefit of qualifying employees as designated by the Board of Directors. Under the terms of the ESPP, purchases are made semiannually. Participating employees may elect to have a maximum of 15% of their compensation withheld through payroll deductions. The purchase price of the common stock purchased under the ESPP will be equal to 85% of the fair market value of the common stock on the offering or “Grant Date” or the exercise or purchase date, whichever is lower.

Note 8 — Litigation

Enzo Biochem, Inc.

     In June 1999, the Company was sued by Enzo Biochem, Inc. in the United States District Court for the Southern District of New York. Enzo alleged that the Company, its former affiliates, Becton Dickinson, and bioMérieux have willfully infringed United States patent no. 4,900,659, or the “ ‘659 patent,” through the manufacture and sale of products for the detection of gonorrhea. On January 24, 2001, the District Court granted the Company’s motion for summary judgment, finding that the ‘659 patent is invalid. Enzo appealed the judgment to the Federal Circuit Court of Appeals. On July 15, 2002, a panel of the Federal Circuit Court, after having previously affirmed the District Court’s summary judgment decision, granted Enzo’s petition for rehearing and, without hearing further argument, reversed the District Court’s order granting summary judgment and remanded the case to the District Court for further proceedings. Following remand from the Court of Appeals, the Company’s former affiliates and bioMérieux were dismissed from the case by Enzo. The Company and Becton Dickinson remain as defendants. The Company anticipates that trial in the case will be set for the third quarter of 2004. The Company expects Enzo to assert a damage claim based on a contention that Enzo is entitled to a reasonable royalty on all sales of Gen-Probe products for the detection of Neisseria gonorrhoeae bacteria from June 1993 through trial. Revenues from tests for the detection of Neisseria gonorrhoeae have constituted a significant portion of Gen-Probe’s revenues during the relevant period. The Company believes that the claims of the ‘659 patent are invalid, unenforceable and may not be properly interpreted to cover its products. The Company intends to vigorously defend the lawsuit. However, there can be no assurance that the case will be resolved in the Company’s favor.

Vysis, Inc.

     In December 1999, the Company initiated litigation in the United States District Court for the Southern District of California against Vysis, now a subsidiary of Abbott Laboratories, seeking a declaratory judgment that the Company’s products were not covered by a Vysis patent that is the subject of a license granted by Vysis in favor of the Company and that the patent is invalid and unenforceable. In August 2002, following a jury trial, the District Court entered judgment in the Company’s favor, finding the Vysis patent invalid and finding that the patent does not cover Gen-Probe’s products. On September 3, 2002, Vysis filed a notice of appeal with the District Court. Further, on October 22, 2002 the United States Patent & Trademark Office reissued the Vysis patent with amended claims. On October 22, 2002, the Company filed a second lawsuit in District Court to challenge the validity and scope of the reissued patent. The Company believes that Vysis will contend that the August 2002 judgment concerning the original patent is not determinative of the validity and scope of the reissued patent. Pending further proceedings, the Company has continued to make royalty payments under its license with Vysis pending final resolution of the litigation. There can be no assurances as to the final outcome of this litigation.

Bayer Corporation

     In November 2002, the Company initiated an arbitration proceeding with respect to its collaboration with Bayer Corporation for nucleic acid diagnostic tests for viral organisms. Under the terms of the collaboration agreement, Bayer acquired the exclusive right to distribute nucleic acid diagnostic tests designed and developed by Gen-Probe for the detection of HIV, hepatitis viruses and other specified viruses, subject to certain conditions. Gen-Probe’s demand for arbitration states that Bayer has failed to fulfill the conditions required to maintain exclusive distribution rights. The arbitration demand seeks confirmation that the agreement grants Gen-Probe, in the present circumstances, a co-exclusive right to directly distribute the viral diagnostic tests that are the subject of the agreement.

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

Note 9 — Subsequent Events

     On August 7, 2003, the Company paid approximately $7.2 million in cash to acquire 65.6% of the outstanding shares of Molecular Light Technology Limited (“MLT”), a privately held company located in Cardiff, Wales, giving the Company a total ownership of 82.6% when added to the 17% previously held by it. The acquisition values MLT at $11 million. The Company has the option to, and in certain circumstances may be required to, acquire the remaining 17.4% of MLT over the next five years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     In addition to the historical information contained in this report, this report contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. These forward-looking statements include, without limitation, statements containing the words “believes,” “anticipates,” “expects,” and words of similar import. To the extent statements in this report involve, without limitation, our expectations for the future, including potential growth, estimates of future revenue, expenses, profit, cash flow, balance sheet items or any other guidance on future periods, these statements are forward-looking statements. Forward-looking statements are not guarantees of performance. They involve known and unknown risks, uncertainties and assumptions that may cause actual results, levels of activity, performance or achievements to differ materially from any results, level of activity, performance or achievements expressed or implied by any forward-looking statement. We assume no obligation to update any forward-looking statements.

     The following information should be read in conjunction with the financial statements and the notes thereto included in Item 1 of this quarterly report and with the financial statements and notes thereto for the year ended December 31, 2002 and the related “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in our Annual Report on Form 10-K for the year ended December 31, 2002. We also urge you to review and consider our disclosures describing various risks that may affect our business, which are set forth under the heading “Risk Factors” below and in our Annual Report on Form 10-K for the year ended December 31, 2002.

Overview

     We are a global leader in the development, manufacture and marketing of rapid, accurate and cost-effective nucleic acid probe-based products used for the clinical diagnosis of human diseases and for the screening of donated human blood. We have 20 years of nucleic acid detection research and product development experience, and our products, which are based on our patented nucleic acid testing, or NAT, technologies, are used daily in clinical laboratories and blood collection centers in major countries throughout the world.

     On December 10, 2001, Chugai Pharmaceutical Co., Ltd., our former indirect parent, announced its intention to spin us off as a separate, stand alone company by distributing all of its shares of our common stock to its shareholders. On September 15, 2002, Chugai Pharmaceutical completed the distribution, and our common stock began trading on The Nasdaq National Market on September 16, 2002. Prior to the spin-off, Chugai Pharmaceutical commenced a reorganization that resulted in us becoming a wholly owned subsidiary of Chugai Pharmaceutical. As part of the reorganization, on July 23, 2002, our former direct parent company, Gen-Probe Holding Company, Inc., merged into us, making us a wholly owned subsidiary of Chugai Pharmaceutical. Gen-Probe Holding was a non-operating holding company that at the time of the merger had approximately $75.9 million in cash and owned 37 acres of land, including the site of our headquarters, and approximately $1.5 million of other net assets.

Revenues

     We derive revenues from three primary sources: product sales, collaborative research revenue and royalty and license revenue. The majority of our revenues come from product sales, which consist primarily of sales of both our NAT assays and, to a lesser extent, sales and rentals of the proprietary instruments that serve as the analytical platforms for our assays. We recognize as collaborative research revenue payments we receive from Chiron Corporation, or Chiron, for the products we provide under our collaboration agreements with Chiron prior to regulatory approval and the payments we receive from Chiron, Bayer and other collaboration partners, including the National Institutes of Health, or NIH, for research and development activities. Our royalty and license revenues reflect fees paid to us by third parties for the use of our proprietary technology. For the six months ended June 30, 2003, product sales, collaborative research revenues, and royalty and licensing revenues equaled 93%, 6% and 1%, respectively, of our total revenues of $96.9 million.

Product Sales

     Historically, our primary source of revenue has been the sale of clinical diagnostic products in the United States. Our primary clinical diagnostic products include our PACE® 2, AccuProbe®, Amplified Mycobacterium Tuberculosis Direct Test, and APTIMA® Combo 2 product lines. We currently manufacture and ship approximately 22 million tests per year for the diagnosis of a wide variety of infectious microorganisms, including those causing sexually transmitted diseases, or STDs, tuberculosis, strep throat, pneumonia and fungal infections. The principal customers for our clinical diagnostics products include large reference laboratories, public health agencies and hospitals located in North America, Europe and Japan.

     We have developed a NAT assay to detect human immunodeficiency virus (type 1), or HIV-1, and hepatitis C virus, or HCV, in donated human blood, discriminatory assays to detect these two viruses individually, and semi-automated instrument systems to conduct the tests. These assays and instruments are marketed through our collaboration with Chiron under the Procleix trademark. We recognize product sales from the manufacture and shipment of tests for screening donated blood through our collaboration with Chiron to blood bank facilities located in the countries where our products have obtained governmental approvals. We record net sales of assays to be used for blood screening at amounts equal to the sales of the assays by Chiron to third-parties, less freight, duty and certain other adjustments specified in our agreement with Chiron, multiplied by our share of the net revenue, which was 43% beginning the second quarter of 2002 after implementation of commercial pricing, through April 6, 2003, after which our share was adjusted to 47.5%. Our costs related to these products primarily include manufacturing costs and research and development expenses.

     In February 2002, the Food and Drug Administration, or FDA, approved our Biologics License Application, or BLA, for our assay used to screen donated blood for HIV-1 and HCV. Accordingly, we began to recognize product sales revenue for tests shipped in the United States in the second quarter of 2002. Outside the United States, these assays have received approval in a number of other countries.

     Product sales also include the sales or rental revenue associated with the delivery of our proprietary integrated instrument platforms to customers for performing our NAT assays. We provide multiple instrument rental options to our customers depending on the types and volumes of products purchased. Instruments are manufactured by third-party contractors, but we generally provide technical support and instrument service to maintain these systems in the field. Chiron is responsible for placement and servicing of instruments used in connection with our blood screening business and Bayer and other international distributors are primarily responsible for placement and servicing of instruments used in our clinical diagnostics business outside the United States. Direct sales of our instrument platforms to customers accounted for approximately 2% of our product sales for the six months ended June 30, 2003 and 3% of our product sales for the twelve months ended December 31, 2002. However, we generally retain title to the instruments and recover our instrument costs in connection with the sale of the assays. The costs associated with the instruments are charged to cost of goods sold on a straight-line basis over the estimated life of the instrument, which ranges from three to five years. The costs to maintain these systems in the field are charged to operations as incurred.

Collaborative Research Revenue

     In recent periods, we have recognized collaborative research revenue from two primary sources: (1) reimbursement for development costs and (2) reimbursement for assays delivered for use prior to receiving governmental approvals.

     The HIV-1/HCV assays and instrumentation were used in clinical trials, under an Investigational New Drug, or IND, application, from early 1999 through 2002. In February 2002, the FDA approved the Procleix® HIV-1/HCV assays. Prior to FDA approval, Chiron provided tests to the American Red Cross, America’s Blood Centers, American Independent Blood Centers, the United States military and others for pooled blood sampling under the terms of the IND application. FDA approval of the Procleix HIV-1/HCV assays has allowed Chiron to implement commercial pricing for sales of the Procleix HIV-1/HCV assay to U.S. customers, which resulted in a significant increase in the revenues we received from such sales in the third and fourth quarters of 2002.

     We are currently developing a NAT assay to detect HIV-1, HCV and hepatitis B virus, or HBV in donated human blood and have recently completed a NAT assay to detect the West Nile virus, or WNV, that is currently being used in clinical trials under an IND application. We develop these assays through our collaboration with Chiron. The HIV-1/HCV/HBV assay, and the discriminatory assays that will be used in conjunction with it, will be marketed by Chiron under the tradename Procleix Ultrio™. In March 2003 we signed a definitive written agreement with Chiron for the development and commercialization of the Ultrio assay. We have received and expect to receive reimbursement for certain costs incurred during the development of the Ultrio and WNV assays from Chiron and separately from the National Heart, Lung, and Blood Institute, a part of the NIH.

     Historically, we have recorded revenues related to use of our blood screening products in the United States and other countries in which the products have not received regulatory approval as collaborative research revenue, because price restrictions applied to these products prior to FDA license approval in the United States and similar approval in foreign countries. We began deliveries of the commercially approved products to United States’ customers in the second quarter of 2002. Accordingly, we began to classify revenues associated with these products as product sales in our financial statements beginning in that period. Collaborative research revenue for the use of the Procleix HIV-1/HCV assay for the six months ended June 30, 2002 was $7.0 million. All sales of the assay in 2003 have been classified as product sales.

     Under the strategic alliance agreement we entered into with Chiron in June 1998, we have responsibility for research, development and manufacturing of the blood screening products while Chiron has responsibility for marketing, distribution and service of the blood screening products worldwide. We received a $10.0 million up-front license fee from Chiron in connection with the agreement in 1998 and an additional payment of $8.5 million upon achieving an agreed upon contract milestone in 1999. Additional payments of up to $15.8 million will be due to us in the future if we achieve certain other specified milestones relating to the development of what we believe to be the world’s first fully automated high throughput NAT instrument system known as the TIGRIS system. Our costs to develop and commercialize the blood screening assays and associated instruments have been substantial and have had a significant impact on our operating results and financial position since 1998. We completed beta evaluations of the TIGRIS system for clinical diagnostic applications and initial beta trials for blood screening applications in the third quarter of 2002, completed a clinical trial of the TIGRIS for a diagnostic application in June 2003 and expect to commence clinical trials for blood screening applications by the end of 2003.

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

     We received a $1.0 million contract extension from the NIH in October of 2002 to develop a NAT assay for the detection of the West Nile virus. The NIH allocated an additional $2.47 million to the contract extension in February 2003. In addition, in February 2003, our initial Investigational New Drug application was accepted by the FDA. Testing on archived blood samples for West Nile virus began in April 2003. We commenced WNV testing on prospective samples on June 19, 2003. We initiated the development of this assay and have recognized collaborative research revenue under the contract extension as reimbursable costs were incurred.

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

     In November 2002, we initiated an arbitration proceeding against Bayer in connection with the clinical diagnostic collaboration. Under the terms of the collaboration agreement, Bayer acquired the exclusive right to distribute nucleic acid diagnostic tests designed and developed by us for the detection of HIV, hepatitis virus and other specified viruses, subject to certain conditions. Our demand for arbitration stated that Bayer has failed to fulfill the conditions required to maintain its exclusive distribution rights. Accordingly, we are seeking confirmation that the agreement grants us a co-exclusive right to directly distribute the viral diagnostic tests that are the subject of the agreement. Our arbitration demand also seeks money damages due to Bayer’s failure to use commercially reasonable efforts to promote, market and sell viral diagnostic assays developed by us. Bayer has not yet responded to the arbitration demand, but has stated that it intends to file a counterclaim for money damages based on alleged delays in the development of the TIGRIS instrument system.

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

     In May 1997, we entered into collaborative research agreements with bioMérieux Vitek, Inc., which created a worldwide relationship between bioMérieux and us. The collaboration involved research and development activities, as well as the transfer to bioMérieux, pursuant to separate distribution agreements with bioMérieux S.A., of distribution rights for our existing products in international markets, excluding Japan. As part of these agreements, we licensed our NAT technologies to bioMérieux to jointly develop NAT assays and adapt and develop instrumentation during a five-year and ten-year term. In return, bioMérieux paid us $6.0 million of license and prepaid royalty fees in 1997 and an additional $6.0 million of license fees in 1998.

     In August 2000, we entered into amended agreements with bioMérieux, Inc. that transitioned the relationship from a collaborative arrangement to a royalty-bearing arrangement that covers semi-automated probe assays and advanced fully-automated probe assays for the diagnosis of infectious diseases and detection of food pathogens. Under the terms of the amended agreements, bioMérieux will pay us royalty payments based on sales of products incorporating the licensed technologies, subject to a minimum annual royalty payment, which began in January 2002 with respect to the semi-automated probe assays and are scheduled to begin in 2006 with respect to the fully automated probe assays. We will also receive a reduction in the royalties based on the amount of cumulative royalties that have been paid to us. In addition, we transferred to bioMérieux all information, trade secrets, procedures, methods, data and processes necessary for bioMérieux to assume development of the products that are the subject of the agreement in exchange for the prepaid royalties paid under the original agreement. We recognized $0.3 million in prepaid royalties for the six months ended June 30, 2002 and $0.4 million in minimum royalties for the six months ended June 30, 2003 under these agreements. In addition, we included in license revenue the amortization of previously received license fees in an amount equal to $0.9 million in the six months ended June 30, 2002.

     In March 2003, bioMérieux verbally informed us that it was terminating all development work on probe assays for the semi-automated probe instrument. We have not received formal notification that bioMérieux has elected to terminate the applicable license agreement, but expect such confirmation in the future. Minimum royalties under the applicable bioMérieux license agreement for 2003 are $750,000. bioMérieux may terminate the agreement after December 30, 2004 without obligation for minimum royalties following termination.

Research and Development

     In recent years, we have invested significantly in research and development as part of our ongoing efforts to accelerate the development of new products and technologies, particularly our TIGRIS system and our HIV-1/HCV/HBV assay for screening donated blood. Our research and development expenses consist of expenses associated with the development of proprietary products and instrument platforms, as well as expenses related to the co-development of new products and technologies in collaboration with our strategic partners. Research and development costs in total are expected to increase in the future due to new product development, clinical trial costs and clinical manufacturing costs; however, we expect our research and development expenses as a percentage of total revenues to decline in future periods. The timing of clinical manufacturing costs are variable and are affected by the cost and timing of the manufacture of developmental and clinical trial lots for new products.

     In connection with our research and development efforts, we have various license agreements, which provide us with rights to develop and market products using certain technologies and patent rights maintained by third parties. These agreements generally provide for a term that commences upon execution of the agreement and continues until expiration of the last patent related to the technologies covered by the license.

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

Revenue Recognition

     We recognize revenue from product sales when the product is shipped and title and risk of loss has passed and when collection of the resulting receivable is reasonably assured. We record revenue from product sales on our blood screening products shipped to countries where regulatory approval has been received based on a contracted transfer price with our third-party collaboration partner, Chiron. Blood screening product sales are then adjusted monthly upon payment by Chiron to us of amounts reflecting our ultimate share of net revenue from sales by Chiron to the end user, less the transfer price revenues previously paid.

     We record revenues related to use of our blood screening products in the United States and other countries in which the products have not received regulatory approval as collaborative research revenue. We do this because price restrictions apply to these products prior to FDA approval in the United States and in certain foreign countries. As commercial pricing was implemented in the United States, we classified domestic sales of these products as product sales in our financial statements. Chiron began to implement commercial pricing in the United States for the blood screening products in the second quarter of 2002. Commercially approved products that we began shipping in the second quarter of 2002 are initially recorded as product sales based on the contracted transfer price with Chiron. Based on the terms of our agreement with Chiron, our ultimate share of the net revenue from sales to the end user are not known until reported by Chiron to us. Blood screening product sales are adjusted upon payment by Chiron to us of amounts reflecting our ultimate share of net revenue from sales by Chiron of these products, less the transfer price revenues initially paid.

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

     We also recognize collaborative research revenue over the term of various collaboration agreements as negotiated monthly contractual payments are earned or we incur reimbursable costs related to the applicable agreement. Negotiated monthly contracted amounts are earned in relative proportion to the performance required under the contracts. Non-refundable license fees are recognized over the related performance period or at the time that we have satisfied all performance obligations related to the agreement. Milestone payments related to a particular milestone are recognized as revenue upon the achievement of specified milestones when (1) we have earned the milestone payment, (2) the milestone is substantive in nature and the achievement of the milestone was not reasonably assured at the inception of the agreement and (3) the fees are non-refundable. Any amounts received prior to satisfying our revenue recognition criteria are recorded as deferred revenue in our balance sheet.

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

     We also manufacture products to conduct developmental evaluations and clinical trials and to validate our manufacturing practices prior to receiving regulatory clearance or approval for sale of our products. In these circumstances, uncertainty exists regarding our ability to sell these products until the FDA or the other governing bodies commercially approve them. Accordingly, we provide valuation allowances for these items in inventory and charge those amounts to research and development. In cases where we manufacture products that are sold into approved markets and also maintained for further development evaluations for other markets, we may also provide valuation allowances for this inventory due to the historical uncertainties associated with regulated product introductions. To the extent any of these previously manufactured products are sold to end users, we realize revenues, subject to [any applicable adjustments in royalty rates under] our collaboration agreements with Chiron and others and reduce any inventory reserves that are directly applicable to such products.

Valuation of Goodwill

     We assess the impairment of goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Impairment is reviewed at least annually in the fourth quarter of each year.

     Factors we consider important which could trigger an impairment, include the following:

•	Significant underperformance relative to historical or projected future operating results;

•	Significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

•	Significant negative industry or economic trends;

•	Significant declines in our stock price for a sustained period; and

•	Decreased market capitalization relative to net book value.

     When there is an indication that the carrying value of goodwill may not be recoverable based upon the existence of one or more of the above indicators, an impairment loss is recognized if the carrying amount exceeds its fair value.

Patent Costs

     We capitalize the costs incurred to file and prosecute patent applications. We amortize these costs over the lesser of the remaining useful life of the related technology or eight years. At June 30, 2003, capitalized patent costs, which have been included in “Other assets” on the face of the balance sheet, totaled approximately $1.9 million, net of accumulated amortization. We expense all costs related to abandoned patent applications. Historically, our expense related to abandoned patent costs has not been material but, if we elect to abandon any of our currently issued or unissued patents, the related expense could be material to our operations in the period of abandonment.

Capitalized Software Costs

     We capitalize costs incurred in the development of computer software related to products under development after establishment of technological feasibility. These capitalized costs are recorded at the lower of unamortized cost or net realizable value and will be amortized over the estimated life of the related product beginning when the product is available for sale. At June 30, 2003, capitalized software development costs related to our TIGRIS instrument totaled $23.8 million. We completed beta evaluations of this instrument for both clinical diagnostic and blood screening applications in the third quarter of 2002, completed a clinical trial for a diagnostic application in June 2003 and expect to commence a clinical trial for a blood screening application by the end of 2003. If we are not able to successfully deliver this instrument to the marketplace and attain customer acceptance, the asset could be impaired and an adjustment to the carrying value of this asset would be considered by management at that time.

Income Taxes

     We historically were included in the consolidated federal and in various combined state income tax returns of our former parent company, Gen-Probe Holding Company, Inc. (formerly known as Chugai Pharma U.S.A., Inc.). Pursuant to a tax sharing agreement with Gen-Probe Holding Company, we generally were allocated an amount of the consolidated tax liability equal to the tax that would have been applicable if computed separately. At June 30, 2003, we had net deferred tax assets of $1.9 million that are more likely than not to be realized. In connection with the merger of Gen-Probe Holding Company into us, we recorded approximately $2.8 million of deferred tax assets. These deferred tax assets relate principally to financial statement depreciation in excess of that deducted for tax purposes and to research and development tax credits previously held by Chugai Pharma USA, LLC, the successor to our former sister company Chugai Biopharmaceuticals, Inc., which have been included in our combined tax returns. These deferred tax assets are being carried forward and may be realized in future periods depending on, among other factors, whether we have sufficient taxable income in the future periods. The deferred tax assets recorded were fully offset by a valuation reserve until these deductions and credits are realized. Net deferred tax assets of $1.9 million relate to research and investment credits taken in our tax returns, timing differences arising from the recording of deferred revenue and certain reserves and accruals. These amounts are offset by capitalized costs expensed for tax purposes and other items. In the event that we were to determine that we would not be able to realize all or part of our deferred tax assets in the future, an adjustment to reduce the deferred tax asset would be made in the period such determination was made.

Results of Operations

     The following table sets forth operating data as a percentage of total revenues on a comparable basis for the three and six month periods ended June 30, 2002 and 2003, respectively. The information for each of these periods is unaudited and has been prepared on the same basis as our audited financial statements. In the opinion of management, all necessary adjustments, consisting only of normal recurring accruals, have been included to fairly present the unaudited results for the period specified which should be read in conjunction with our audited financial statements and related notes included elsewhere herein. The operating results for any period are not necessarily indicative of results for any future period.

The following table sets forth unaudited operating data as a percentage of total revenues:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2002	2003	2002	2003

Total revenues	100%	100%	100%	100%
Product sales	85%	91%	82%	93%
Collaborative research revenue	12%	8%	15%	6%
Royalty and license revenue	3%	1%	3%	1%
Operating expenses:
Cost of product sales	36%	22%	35%	25%
Research and development	32%	32%	35%	28%
Marketing and sales	12%	12%	12%	11%
General and administrative	19%	10%	16%	10%
Amortization of intangible assets	0%	0%	1%	0%

Total operating expenses	99%	76%	99%	74%

Income from operations	1%	24%	1%	26%
Other income (expenses), net	0%	1%	5%	1%

Income before income taxes	1%	25%	6%	27%
Income tax expense (benefit)	(1)%	8%	1%	9%

Net income	2%	17%	5%	18%

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

     Product Sales. Product sales increased $16.5 million, or 55.5%, to $46.3 million in the three months ended June 30, 2003 from $29.8 million in the three months ended June 30, 2002. The increase was primarily a result of a $13.7 million increase in commercial sales of blood screening products along with a $2.8 million increase in sales of other diagnostic products over the same period in 2002. Blood screening product sales represented $18.5 million, or 39.9%, of product sales in the second quarter of 2003, compared to $4.8 million, or 16.1%, of product sales in the second quarter of 2002.

     We expect competitive pressures related to our STD and blood screening products to continue into the foreseeable future, primarily as a result of the introduction of competing products into the market and continuing pricing pressure, particularly with our STD products.

     Collaborative Research Revenue. Collaborative research revenue decreased $0.4 million, or 8.0%, to $3.8 million in the three months ended June 30, 2003, from $4.2 million in the three months ended June 30, 2002. The decrease was primarily the result of a $2.8 million decrease in firm support commitment payments, which were received in the second quarter of 2002, in connection with tests provided to United States customers through our collaboration with Chiron for pooled blood sampling under the terms of our IND application. This decrease was partially offset by contract revenue from the NIH, which increased by $0.5 million as the development costs and resulting billings for the NIH West Nile virus program in the three months ended June 30, 2003 exceeded the amounts recognized for the NIH organ donor program in the three months ended June 30, 2002. Revenue related to the NIH West Nile virus program was $1.7 million in the three months ended June 30, 2003, compared to $1.2 million for the three months ended June 30, 2002.

     In addition, the Company recognized $1.5 million in revenue during the three months ended June 30, 2003 for reimbursement from Chiron of development costs incurred on the HIV-1/HCV/HBV assays. In March 2003, we signed a definitive written agreement with Chiron for the development and commercialization of the Ultrio assays. In addition, by the end of the second quarter of 2003, a sufficient payment history with Chiron had been established to commence revenue recognition on the accrual basis.

     Collaborative research revenue tends to fluctuate based on the amount of research services performed, the status of projects under collaboration and the achievement of milestones. Due to the nature of our collaborative research revenues, results in any one period are not necessarily indicative of results to be achieved in the future. Our ability to generate additional collaborative research revenues may depend, in part, on our ability to initiate and maintain relationships with potential and current collaborative partners. We may not be able to establish new relationships and current collaborative research revenue may decline.

     Royalty and License Revenue. Royalty and license revenue decreased $0.4 million, or 40.1%, to $0.5 million in the three months ended June 30, 2003 from $0.9 million in the three months ended June 30, 2002. The decrease was primarily the result of prepaid license fees and royalties from bioMérieux which were fully amortized at December 31, 2002. These were partially offset by an increase of $0.2 million in minimum royalties from bioMérieux and a $0.1 million increase in royalties from our agreement with Becton Dickinson from sales of our licensed products.

     Royalty and license revenue may fluctuate based on the nature of the related agreements and the timing of receipt of license fees. Results in any one period are not necessarily indicative of results to be achieved in the future. In addition, our ability to generate additional royalty and license revenues may depend, in part, on our ability to market and capitalize on our technologies. We may not be able to do so and future royalty and license revenue may decline.

     Cost of Product Sales. Cost of product sales decreased $1.5 million to $11.1 million, or 23.9% of product sales revenues, in the three months ended June 30, 2003 from $12.6 million, or 42.3% of product sales revenues, in the three months ended June 30, 2002. The decrease in cost of sales as a percentage of sales was primarily attributable to increased sales volume. The decrease in cost of product sales for the three months ended June 30, 2003 is related to manufacturing costs that were absorbed by research and development for the production of pre-commercial development lots and cost classification changes implemented in early 2003, partially offset by higher royalty expense due to increased sales of royalty bearing products.

     The gross profit margin on product sales increased to 76.1% in the three months ended June 30, 2003, from 57.7% in the three months ended June 30, 2002. The gross profit margin benefited by approximately $12.5 million, or 27.1% of product sales, from the implementation of commercial pricing in the United States for blood screening products, as well as an increase to 47.5% in our revenue sharing percentage with Chiron, late in the second quarter of 2003. Additionally, our gross profit margin for blood screening products increased in recent periods as unit volume increases have decreased our operating costs per unit sold. The gross margin also benefited by approximately $1.5 million, or 3.3% of product sales, from manufacturing costs absorbed by research and development and by approximately $1.0 million, or 2.1% of product sales, for cost classification changes that reduced operating costs in manufacturing overhead.

     Gross profit margin percentages may fluctuate significantly in future periods based on changes in production volumes for both commercially approved products and products under development or in clinical trials. Gross profit margin percentages are also affected by competitive pricing pressures, allowances for scrap or obsolete materials, additional costs related to initial production quantities of new products after achieving FDA approval, and contractual adjustments, such as instrumentation costs, instrument service costs, and certain other adjustments made by Chiron to arrive at the net sales value of blood screening products.

     Currently, our non-military customers utilize pooled blood screening samples for testing. We anticipate that requirements for smaller pool sizes or ultimately individual donor testing, if and when implemented, could result in lower gross margin rates as additional tests would be required to deliver the sample results, unless a corresponding increase in sales pricing structure were to be implemented. We are not able to accurately predict the extent to which our gross margin may be negatively affected as a result of smaller pool sizes or individual donor testing because we do not know the ultimate selling price that Chiron, our distributor, would charge to the end user if smaller pool sizes or individual donor testing were implemented.

     In 1999, we completed the leasehold improvements on a manufacturing facility designed primarily for the manufacture of our blood screening products. This facility contains advanced equipment, technology and controls that are intended to enable us to meet stringent FDA regulations applicable to blood screening products. During the three months ended June 30, 2003 and 2002, our manufacturing facility operated below capacity and will continue to operate below capacity for the foreseeable future. This excess capacity, as well as excess capacity at our manufacturing facility at our headquarters, provides us with additional opportunities to expand the manufacturing of both our own products and potentially the products of other companies on a contract basis. A portion of this excess capacity is being utilized in 2003 for development activities, as new product offerings are being identified and commercialized. Operating costs of our blood screening facility, together with other manufacturing costs for the production of assays that are delivered under the terms of an IND application prior to FDA approval, are classified as research and development expenses. During the three months ended June 30, 2003, we produced a 2.0 million unit West Nile virus pre-commercial development lot in our blood screening manufacturing facility. Additionally, a 0.4 million unit Ultrio development lot was produced in our pilot manufacturing facility located at Genetic Center Drive. The costs associated with these development lots were classified as research and development expense. In the second half of 2003, we anticipate incurring significant additional costs in our blood screening manufacturing facility that will be classified as research and development expense, as we continue to bring new products to market.

     Research and Development. Our research and development expenses consist primarily of salaries and other personnel-related expenses, temporary personnel expenses, professional fees, laboratory and manufacturing supplies, pre-commercial development lots and clinical evaluation trials. Research and development expenses increased $5.3 million to $16.3 million, or 32.2% of total revenues, in the three months ended June 30, 2003 from $11.0 million, or 31.6% of total revenues, in the three months ended June 30, 2002. The increase was primarily the result of a $4.4 million net increase in production of pre-commercial development lots and assays, a $0.6 million increase in allocated expenses such as fringe benefits, facilities and overhead, a $0.5 million increase in clinical trial expenses relating to STD and blood screening products, a $0.4 million increase in temporary personnel costs, and a $0.4 million increase in lab supplies. These were partially offset by a $1.0 million decrease in outside instrument development costs.

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

     Marketing and Sales. Our marketing and sales expenses consist primarily of personnel costs, promotional and advertising expenses, and professional fees. Marketing and sales expenses increased $1.6 million to $5.9 million, or 11.6% of total revenues, in the three months ended June 30, 2003 from $4.3 million, or 12.5% of total revenues, in the three months ended June 30, 2002. The increase was attributable to a $0.6 million increase in allocated expenses such as fringe benefits, facilities and overhead, a $0.4 million increase in professional fees, a $0.2 million increase in salaries and benefits resulting from higher staffing levels, a $0.2 million increase in advertising promotional expenses and a $0.2 million increase in other marketing and sales expenses.

     General and Administrative. Our general and administrative expenses consist primarily of personnel costs for finance, legal, public relations, human resources and business development, as well as professional fees, such as expenses for legal, patents and auditing services. General and administrative expenses decreased $1.2 million to $5.4 million, or 10.6% of total revenues, in the three months ended June 30, 2003 from $6.6 million, or 19.0% of total revenues, in the three months ended June 30, 2002. The decrease was the result of a $1.1 million decrease in patent litigation and other patent-related expenses (including amortization) along with a $0.4 million decrease in other professional fees. These were partially offset by a $0.2 million increase in directors’ and officers’ liability insurance along with a $0.1 million increase in other general and administrative expenses.

     Amortization of Intangible Assets. Amortization of intangible assets was unchanged for the three months ended June 30, 2003 compared to the three months ended June 30, 2002. Our goodwill is no longer amortized following our implementation of SFAS 142 in January 2002.

     Total Other Income (Expenses), Net. Other income (expenses) primarily consists of investment and interest income offset by interest expense on borrowing and other items. The net other income of $0.5 million for the three months ended June 30, 2003 is a $0.6 million increase from the net other expenses of $0.1 million for the three months ended June 30, 2002. The increase in net other income is primarily from a $0.4 million increase in interest income due to an increase in the average balance of short term investments earning interest as of June 30, 2003 ($82.8 million) compared to no short term investments at June 30, 2002. In addition, there was a $0.2 million decrease in interest expense as the Company had no debt outstanding during the three months ended June 30, 2003. The interest expense primarily relates to interest paid for property taxes and a sales tax audit.

     Income Tax Expense (Benefit). The expense for income taxes amounted to $4.2 million for the three months ended June 30, 2003 compared to the benefit of $0.5 million for the three months ended June 30, 2002. This tax expense increase was primarily attributable to the pre-tax profit of $12.4 million for the three months ended June 30, 2003, compared to the $0.1 million pre-tax profit for the three months ended June 30, 2002.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

     Product Sales. Product sales increased $33.2 million, or 58.7%, to $89.9 million in the six months ended June 30, 2003, from $56.7 million in the six months ended June 30, 2002. The increase was primarily a result of a $27.5 million increase in commercial sales of blood screening products along with a $5.7 million increase in sales of other diagnostic products over the same period in 2002. Blood screening product sales represented $35.0 million, or 39.0% of product sales, for the six month period ended June 30, 2003, compared to $7.5 million, or 13.3% of product sales, in the six month period ended June 30, 2002.

     Collaborative Research Revenue. Collaborative research revenue decreased $4.4 million, or 43.1%, to $5.7 million in the six months ended June 30, 2003, from $10.1 million in the six months ended June 30, 2002. The decrease was primarily the result of a $7.0 million decrease in firm support commitment payments, which were received through the second quarter of 2002, in connection with tests provided to United States customers through our collaboration with Chiron for pooled blood testing under the terms of our IND application. Firm support commitment payments stopped in the second quarter of 2002, as a result of FDA approval of our blood screening products in February 2002. In addition, contract revenues from the NIH for the West Nile virus program decreased by $0.4 million, from $2.6 million for the six months ended June 30, 2002 to $2.2 million for the six months ended June 30, 2003, due to the timing of developmental costs and resulting billings. These decreases were partially offset by $2.8 million in revenue recognized from Chiron for reimbursement of development costs incurred on the HIV-1/HCV/HBVassay during the six months ended June 30, 2003. In March 2003, we signed a definitive written agreement with Chiron for the development and commercialization of the Ultrio assay. In addition, by the end of the second quarter of 2003, a sufficient payment history had been established with Chiron to commence revenue recognition as reimbursable costs and labor expenses are incurred. Additionally, the Company recognized $0.4 million in revenue during the six months ended June 30, 2003 from the sale of non-commercially approved products that have been classified as collaborative research revenue on the Income Statement.

     Royalty and License Revenue. Royalty and license revenue decreased $0.7 million, or 36.8%, to $1.2 million in the six months ended June 30, 2003, from $1.9 million in the six months ended June 30, 2002. The decrease was primarily the result of prepaid license fees and royalties received from bioMerieux which were fully amortized at December 31, 2002. These were partially offset by an increase of $0.4 million in minimum royalties from bioMerieux and a $0.2 million increase in royalties from our agreement with Becton Dickinson from sales of our licensed products.

     Cost of Product Sales. Cost of product sales decreased $0.2 million to $24.0 million, or 26.7% of product sales revenues, in the six months ended June 30, 2003, from $24.2 million, or 42.7% of product sales revenues, in the six months ended June 30, 2002. The decrease in cost of sales as a percentage of sales was primarily attributable to increased sales volume. The decrease in cost of product sales for the six months ended June 30, 2003 was related to manufacturing costs that were absorbed by research and development for the production of pre-commercial development lots and cost classification changes implemented in early 2003, partially offset by higher royalty expense due to increased sales of royalty bearing products. Additionally, in 2002 a substantial portion of the costs associated with the blood screening manufacturing facility were classified as research and development expense prior to receiving commercial approval for the product in the United States in February 2002.

     The gross profit margin on product sales increased to 73.3% in the six months ended June 30, 2003, from 57.3% in the six months ended June 30, 2002. The gross profit margin benefited by approximately $23.7 million, or 26.4%, of product sales from the implementation of commercial pricing in the United States for blood screening products, as well as an increase in our revenue sharing percentage with Chiron late in the second quarter of 2003. Gross margin also benefited by approximately $2.0 million, or 2.3% of product sales from manufacturing costs that were absorbed by research and development, and by approximately $0.7 million, or 0.7% of product sales, through the sales of blood screening products which had components that had previously been manufactured and charged to expense during the blood screening development period. Due to the continuing uncertainty over the expiration dates for finished goods and shelf-life for materials used, there can be no certainty that this effect will continue in the future. Additionally, the gross profit margin for blood screening products increased in recent periods as unit volume increases have decreased our operating costs per unit sold.

     During the blood screening development process for the Procleix HIV-1/HCV assays for the United States market, we also manufactured and delivered equivalent products for sale in international markets where governmental approvals had been obtained. However, due to the relatively low initial sales volumes for these products in markets outside of the United States, we continued to charge the costs of manufacturing blood screening products to research and development expense, except for an amount equal to the product sales revenues recorded for international commercial sales, which was charged to cost of product sales and approximates the costs applicable to those product sales. Beginning in the latter part of the first quarter of 2002, the sales volume for the approved products shipped equaled or exceeded the estimated cost applicable to those product sales, and we ceased the allocation of the costs of manufacturing blood screening products to research and development expense. Amounts included in research and development related to HIV-1/HCV development lots was approximately $0 and $1.6 million for the six months ended June 30, 2003 and 2002, respectively. As a result of the implementation of commercial pricing for our Procleix HIV-1/HCV blood screening assays in the United States, we have classified these costs as costs of product sales rather than research and development expenses.

     During the six months ended June 30, 2003, a 2.0 million unit West Nile virus development lot was produced in our blood screening manufacturing facility. Additionally, during the same period two smaller scale development lots, 0.4 million unit West Nile virus and 0.4 million unit Ultrio, were produced in our pilot manufacturing facility located at Genetic Center Drive. The costs associated with these development lots were classified as research and development expense. In the second half of 2003, we anticipate incurring significant additional costs in our blood screening manufacturing facility that will be classified as research and development expenses, as we continue to bring new products to market.

     Research and Development. Research and development expenses increased $3.7 million to $27.5 million, or 28.4% of total revenues, in the six months ended June 30, 2003 from $23.8 million, or 34.7% of total revenues, in the six months ended June 30, 2002. The increase was primarily the result of a $4.6 million net increase in production of pre-commercial development lots and assays, a $0.3 million increase in allocated expenses such as fringe benefits, facilities and overhead, a $1.0 million increase in clinical trial expenses relating to STD and blood screening products, a $0.4 million increase in temporary personnel costs, a $0.6 million increase in professional fees and a $0.1 million increase in other research and development expenses. These were partially offset by a $1.7 million decrease in outside instrument development costs and a $1.6 million decrease in research and development expenses as a result of our recording all costs associated with the operation of our blood screening facility to cost of sales following FDA approval of our HIV-1/HCV blood screening products in February 2002.

     Marketing and Sales. Marketing and sales expenses increased $1.9 million to $10.5 million, or 10.9% of total revenues, in the six months ended June 30, 2003 from $8.6 million, or 12.5% of total revenues, in the six months ended June 30, 2002. The increase was primarily related to a $0.6 million increase in professional fees that were primarily attributable to an outside consulting company, a

$0.8 million increase in allocated expenses such as fringe benefits, facilities and overhead and a $0.5 million increase in other marketing and sales expenses.

     General and Administrative. General and administrative expenses decreased $1.0 million to $10.0 million, or 10.3% of total revenues, in the six months ended June 30, 2003, from $11.0 million, or 16.0% of total revenues, in the six months ended June 30, 2002. The decrease was the result of a $1.7 million decrease in patent litigation and other patent-related expenses (including amortization) along with a $0.3 million decrease in other professional fees and $0.3 million decrease in other general and administrative expenses. These were partially offset by a $0.4 million increase in salaries and benefits resulting from higher staffing levels, a $0.3 million increase in directors’ and officers’ liability insurance and a $0.6 million increase in allocated expenses such as fringe benefits, facilities and overhead.

     Amortization of Intangible Assets. Amortization of intangible assets was unchanged for the six months ended June 30, 2003 compared to the six months ended June 30, 2002. Our goodwill is no longer amortized following our implementation of SFAS 142 in January 2002.

     Total Other Income, Net. Other income generally consists of investment and interest income offset by interest expense on borrowing and other items. The net other income of $0.9 million for the six months ended June 30, 2003 is a $2.5 million decrease from the net other income of $3.4 million for the six months ended June 30, 2002. The decrease in net other income is due to the receipt in cash and recognition of income from settlements of outstanding contractual issues with Chiron for $2.4 million and from a former vendor in the amount of $1.2 million during the six months ended June 30, 2002. This was partially offset by a $0.7 million increase in interest income from our short-term investments and a $0.4 million decrease in interest expense as the Company had no debt outstanding during the six months ended June 30, 2003.

     Income Tax Expense. The expense for income taxes amounted to $8.8 million for the six months ended June 30, 2003 compared to $0.6 million for the six months ended June 30, 2002. This tax expense increase was attributable to the pre-tax profit of $25.6 million for the six months ended June 30, 2003, compared to $4.3 million for the six months ended June 30, 2002. Gen-Probe’s effective tax rate was 34.3% for the six months ended June 30, 2003, compared to 14.7% for the six months ended June 30, 2002. The effective tax rates are less than the combined federal and state statutory rates for the periods primarily due to the benefit of federal and state research and investment credits available to us.

Liquidity and Capital Resources

     Historically, we have financed our operations through revenues from operations, cash received from collaborative research agreements, royalty and license fees and the private placement of debt. At June 30, 2003, we had $121.0 million of cash and cash equivalents and short-term investments.

     For the six months ended June 30, 2003, net cash provided by operating activities was $18.6 million, compared to $13.8 million for the six months ended June 30, 2002. For the six months ended June 30, 2003, net cash from operating activities of $18.6 million was primarily the result of net income of $16.8 million plus depreciation and amortization of $7.9 million and a $1.8 million increase in deferred revenue. These were partially offset by a $2.4 million increase in receivables and a $1.7 million use of cash to reduce other accrued expenses. Cash decreased $3.8 million from changes in other assets and liabilities.

     Our investing activities used cash of $25.4 million for the six months ended June 30, 2003, compared to $8.1 million for the six months ended June 30, 2002. Our investing activities consisted primarily of net purchases of $17.9 million for short-term investments and $6.1 million for capital expenditures. Our expenditures for capital additions vary based on the stage of certain development projects and may increase in the future related to the timing of development of new product opportunities and to support expansion of our facilities in connection with those opportunities. However, the average age of our property, plant and equipment is approximately five years, which gives us flexibility in planning capital expenditures.

     Net cash provided by financing activities was $2.0 million for the six months ended June 30, 2003, compared to net cash used in financing activities of $2.0 million for the six months ended June 30, 2002. The increase in 2003 was from the proceeds of stock option exercises made during the first six months of 2003 compared to the payments made on our long term debt during the first six months of 2002. On a going-forward basis, cash from financing activities will be affected by receipts from sale of stock under our new Employee Stock Purchase Plan and from the exercise of stock options. We expect fluctuations to occur throughout the year, as the amount and frequency of stock-related transactions are dependent upon the market performance of our common stock.

     We have an unsecured bank line of credit agreement with Wells Fargo Bank, N.A., which expires in July 2005, under which we may borrow up to $10.0 million, subject to a “borrowing base formula,” at the bank’s prime rate, or at LIBOR plus 1.0%. We have not taken advances against the line of credit since its inception. The line of credit agreement requires us to comply with various financial and restrictive covenants. Financial covenants include requirements as to tangible net worth, liabilities as a percentage of tangible net worth, the ratio of current assets to current liabilities, required minimum levels of earnings before interest, taxes, depreciation and amortization, the ratio of funded debt to earnings before interest, taxes, depreciation and amortization, and maximum levels of pre-tax and after tax losses. At December 31, 2002 and June 30, 2003, we were in compliance with all covenants.

     On December 10, 2001, Chugai Pharmaceutical announced its intention to distribute all of the shares of our common stock that it held to its shareholders, and on June 27, 2002 Chugai Pharmaceutical’s shareholders approved this transaction. In connection with the transaction, in March 2002, Gen-Probe Holding Company, Inc., our former direct parent company, commenced a reorganization that resulted in our becoming a wholly owned subsidiary of Chugai Pharmaceutical. The reorganization involved the sale or transfer by Gen-Probe Holding of certain assets, including its ownership interest in Chugai Pharma USA, LLC, the successor to our former sister company Chugai Biopharmaceuticals, Inc., to other Chugai Pharmaceutical subsidiaries. On July 23, 2002, Gen-Probe Holding merged into us. At the time of the merger, Gen-Probe Holding held $75.9 million of cash, 37 acres of land, which includes the site of our headquarters building, valued at approximately $30 million and net other assets of $1.5 million. On September 15, 2002, Chugai Pharmaceutical completed the distribution of all shares of our common stock to its shareholders, finalizing the spin-off and making Gen-Probe an independent, publicly traded company.

Contractual Obligations and Commercial Commitments

     Our contractual obligations due to lessors for properties that we lease as well as other amounts due for purchase commitments as of June 30, 2003 were as follows (amounts in thousands):

Contractual Obligations	Total	2003	2004	2005	2006	2007	Thereafter

Operating leases(1)	$4,569	$617	$1,270	$978	$845	$763	$96
Material purchase commitments(2)	1,061	1,061	—	—	—	—	—

Total(3)	$5,630	$1,678	$1,270	$978	$845	$763	$96

(1)	Reflects obligations on facilities under operating leases in place as of June 30, 2003. Future minimum lease payments are included in the schedule.

(2)	Amounts represent our minimum purchase commitments from a key vendor for raw materials used in manufacturing.

(3)	Does not include amounts relating to our obligations under our collaboration with Chiron. With respect to our collaboration with Chiron, each party has obligations to the other party. We are obligated to manufacture and supply our blood screening assays to Chiron, and Chiron is obligated to purchase all of the quantities of assays specified on a 90-day demand forecast, due 90 days prior to the date Chiron intends to take delivery, and certain quantities specified on a rolling 12-month forecast.

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

     Our primary short-term needs for capital, which are subject to change, are for continued research and development of new products, costs related to commercialization of blood screening products and development of our automated instrumentation solution, the TIGRIS system. Certain research and development costs are funded under collaboration agreements with partners or agencies of the United States government. We anticipate additional funds from these sources as reimbursable costs are incurred, but these funds may not materialize and these relationships may not continue.

     We believe that our available cash balances, anticipated cash flows from operations and available line of credit will be sufficient to satisfy our operating needs for at least the next twelve months. However, we operate in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, there can be no assurance that we may not be required to raise additional funds through the sale of equity or debt securities or from additional credit facilities. Additional capital, if needed, may not be available on satisfactory terms, if at all. Furthermore, additional debt financing may contain more restrictive covenants than our existing credit facility.

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

     In recent years, we have incurred significant costs in connection with the development of our blood screening products and the TIGRIS instrument system. We expect our expense levels to remain high in connection with our research and development as we continue to expand our product offerings and continue to develop products and technologies in collaboration with our strategic partners. As a result, we will need to continue to generate significant revenues to maintain profitability. Although we expect our research and development expenses as a percentage of revenue to decrease in future periods, we may not be able to generate revenues and may not maintain profitability in the future. Our failure to maintain profitability in the future could cause the market price of our common stock to decline.

We could incur significant liability if we are acquired or engage in a transaction involving our stock and Chugai Pharmaceutical’s Japanese tax liabilities are greater than the amount specified in the separation and distribution agreement.

     In connection with the distribution of all of the outstanding shares of our common stock held by Chugai Pharmaceutical Co., Ltd. to holders of its common stock, Chugai Pharmaceutical will be subject to Japanese tax liabilities, the amount of which is dependent upon the fair market value of our stock. While Chugai Pharmaceutical has used its reasonable efforts to estimate the total amount of such Japanese tax liability, the process and methodology by which the Japanese taxing authority will make its determination of the value of our stock and the amount of tax for which Chugai Pharmaceutical is liable with respect to the distribution is uncertain, and Chugai Pharmaceutical’s actual tax liability may exceed such estimated amount. As a result, in the separation and distribution agreement between Chugai Pharmaceutical and us, we have agreed to indemnify Chugai Pharmaceutical in the event that, prior to December 16, 2003, we sell all or substantially all of our assets, a person or group acquires beneficial ownership of 50% or more of our voting stock, we are a party to a merger, or we issue common stock or other equity securities other than issuances of equity securities for cash consideration at a price not in excess of the market price of our common stock immediately prior to such issuance or pursuant to an employee benefit or incentive plan and Chugai Pharmaceutical’s Japanese tax liabilities are greater than the amount specified in the separation and distribution agreement. This potential obligation to indemnify Chugai Pharmaceutical could discourage, delay or prevent a change of control that would otherwise provide an above market premium to our stockholders.

Our quarterly revenue and operating results may vary significantly in future periods and our stock price may decline.

     Our operating results have fluctuated in the past and are likely to continue to do so in the future. Our revenues are unpredictable and may fluctuate due to changes in demand for our products, the timing of the execution of customer contracts and the initiation or termination of corporate collaboration agreements. A significant portion of our costs also can vary substantially between quarterly or annual reporting periods. For example, the total amount of research and development costs in a period often depends on the amount of research and development costs we incur in connection with manufacturing developmental lots and clinical trial lots. We expect the costs of manufacturing these lots to increase during the remainder of 2003 and in 2004 in connection with the initiation of clinical trials of the TIGRIS instrument for a blood screening application. Moreover, a variety of factors may affect our ability to make accurate forecasts regarding our operating results. For example, our blood screening products and some of our clinical diagnostic products, such as APTIMA Combo 2, have a limited sales history, which limits our ability to project future sales accurately. Our share of revenue from our blood screening collaboration with Chiron, which was 47.5% as of June 30, 2003, may decrease and can vary from 37% to 47.5% based on a number of circumstances. In addition, we base our internal projections of our international sales on projections prepared by our distributors of these products. Because of these factors, our operating results in one or more future quarters may fail to meet or exceed financial guidance we may provide from time to time and the expectations of securities analysts or investors, which could cause our stock price to decline.

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

     We successfully completed beta trials, which are customer evaluations, of the TIGRIS system for clinical diagnostic applications at the University of Alabama (Birmingham) in August 2002 and for blood screening applications with The American Red Cross in November 2002. Clinical trials have been completed for clinical diagnostics and premarket notification was filed with the FDA on July 18, 2003. The current development schedule calls for instruments to be installed at clinical trial sites by the end of 2003 for blood screening applications. Products as complicated as the TIGRIS system frequently require operating enhancements following their initial introduction. Delivery of products with defects, or reliability or quality problems, could require significant expenditures of capital and other resources and significantly delay or hinder market acceptance of this product. Any such capital expenditures or delays could harm our operating results, materially damage our reputation and prevent us from retaining our existing customers and attracting new customers.

The adoption of the Financial Accounting Standards Board Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” as of January 1, 2002 could adversely affect our future results of operations and financial position.

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets,” which we adopted effective on January 1, 2002. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statement. As of June 30, 2003, we had goodwill and intangible assets valued at approximately $46.5 million, including $23.8 million of capitalized software relating to the TIGRIS system currently under development and $4.1 million of capitalized patents and purchased intangibles that have been included in “Other assets” on the face of the balance sheet. We performed the first of the required impairment tests of goodwill and indefinite lived intangible assets to determine if a transition impairment charge should be recognized under SFAS 142 and determined that there had been no impairments. In the future, we will test for impairment at least annually. These tests may result in a determination that the assets have been impaired. If at any time we determine that an impairment has occurred, we will be required to reflect the impaired value as a charge, resulting in a reduction in earnings in the quarter such impairment is identified and a corresponding reduction in our net asset value. A material reduction in earnings resulting from such a charge could cause us to fail to be profitable in the period in which the charge is taken or otherwise to fail to meet the expectations of investors and securities analysts, which could cause the price of our stock to decline.

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

     The clinical diagnostics industry is highly competitive. Currently, the majority of diagnostic tests used by physicians and other health care providers are performed by large reference laboratories, public health laboratories and hospitals. We expect that these laboratories will compete vigorously to maintain their dominance in the diagnostic testing market. In order to achieve market acceptance of our products, we will be required to demonstrate that our products provide accurate, cost-effective and time saving alternatives to tests performed by traditional laboratory procedures and products made by our competitors.

     In the markets for clinical diagnostic products, a number of competitors, including F. Hoffmann-La Roche Ltd. and its subsidiary, Roche Molecular Diagnostics, Inc., Abbott Laboratories, Becton Dickinson and Company and bioMérieux S.A., compete with us for product sales, primarily on the basis of technology, quality, reputation, accuracy, ease of use, price, reliability, the timing of new product introductions and product line offerings. In markets outside of the United States, other factors, including local distribution systems, complex regulatory environments and differing medical philosophies and product preferences, influence competition as well. Some of our competitors have, and in the future these and other competitors may have, significantly greater financial, marketing, sales, manufacturing, distribution and technological resources than us. Moreover, these companies may have substantially greater expertise in conducting clinical trials and research and development, greater ability to obtain necessary intellectual property licenses and greater brand recognition than we do. In addition, we have licensed some of our proprietary technology relating to certain clinical diagnostic and food pathogen applications for use on specific instruments to bioMérieux, and we may license other technologies to potential competitors in the future. As a result, we may in the future compete with bioMérieux and these other licensees for sales of products incorporating our technology. Our competitors may be in a stronger position to respond quickly to new or emerging technologies, may be able to undertake more extensive marketing campaigns, may adopt more aggressive pricing policies and may be more successful in attracting potential customers, employees and strategic partners than us. We believe that Roche Molecular Systems, Abbott Laboratories and Becton Dickinson also are developing automated systems similar to our TIGRIS instrument.

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

     Chiron, with whom we have entered into a collaboration agreement for our blood screening products, retains certain rights to grant licenses of the patents related to HCV and HIV to third parties. Chiron has granted a license to Roche Molecular Systems in the blood screening field and has granted licenses to other companies in the clinical diagnostic field. To the extent that Chiron grants additional licenses, further competition will be created for sales of HCV and HIV assays and such licenses may affect the prices that can be charged for our products.

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

     We may need to raise substantial amounts of money to fund a variety of future activities integral to the development of our business, including but not limited to the following:

•	for research and development to successfully develop our new technologies and products,

•	to conduct clinical trials,

•	to obtain regulatory approval for new products,

•	to file and prosecute patent applications and defend and assert patents to protect our technologies,

•	to retain qualified employees, particularly in light of intense competition for qualified scientists and engineers,

•	to manufacture additional products ourselves or through third parties,

•	to market different products to different markets, either through building our own sales and distribution capabilities or relying on third parties, and

•	to acquire new technologies, products or companies.

     If we raise funds through the issuance of debt or equity, any debt securities or preferred stock issued will have rights, and preferences and privileges senior to those of holders of our common stock in the event of a liquidation and may contain other provisions that adversely effect the rights of the holders of our common stock. The terms of the debt securities may impose restrictions on our operations. If we raise funds through the issuance of equity or debt convertible into equity, this issuance would dilute your ownership interest in us.

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

     We rely on Chiron to distribute our blood screening products and Bayer to distribute some of our viral clinical diagnostic products. Commercial product sales by Chiron accounted for 36.2% of our total revenues for the six months ended June 30, 2003 and 24.5% of our total revenues for 2002. Product sales by Bayer accounted for 1.2% of our total revenues for the six months ended June 30, 2003 and 1.4% of our total revenues for 2002. Our agreements with Chiron and Bayer will terminate in 2010 unless extended. Both the Chiron and Bayer agreements can be extended by the development of new products under the agreements, so that they will expire upon the later of the end of the original term or five years after the first commercial sale of the last new product developed during the original term.

     On February 26, 2001, we commenced an arbitration proceeding against Chiron in connection with the blood screening collaboration. The arbitration related primarily to the propriety of various deductions from gross revenues made by Chiron prior to calculating Gen-Probe’s share of revenues and the parties’ respective shares of revenues received from The American Red Cross prior to FDA approval of the HIV-1/HCV blood screening assay. Other disputed items included the parties’ respective obligations in connection with clinical trials of the HIV-1/HCV blood screening assay and future assays, Chiron’s obligation to purchase blood screening assays in compliance with its forecasts and the parties’ respective obligations with respect to royalties to be paid on a patent license from a third party. During the fourth quarter of 2001, we negotiated a resolution to most of the disputed items, and in January 2002, we received $6.9 million in partial settlement of the claims. Although we do not currently anticipate further disputes with Chiron, we or Chiron may commence arbitration against each other under the collaboration agreement in the future. Any such proceedings could delay our receipt of revenue from Chiron or otherwise disrupt our collaboration with Chiron, which could cause our revenues to decrease and our stock price to decline.

     In November 2002, we initiated an arbitration proceeding against Bayer in connection with the clinical diagnostic collaboration. Under the terms of the collaboration agreement, Bayer acquired the exclusive right to distribute nucleic acid diagnostic tests designed and developed by us for the detection of HIV, hepatitis virus and other specified viruses, subject to specific conditions. Our demand for arbitration stated that Bayer has failed to fulfill the conditions required to maintain exclusive distribution rights. Accordingly, we are seeking confirmation that the agreement grants us, in the present circumstances, a co-exclusive right to directly distribute the viral diagnostic tests that are the subject of the agreement. Our arbitration demand also seeks money damages due to Bayer’s failure to use commercially reasonable efforts to promote, market and sell viral diagnostic assays developed by us. Bayer has not yet responded to the arbitration demand, but has stated that it intends to file a counterclaim for money damages based on alleged delays in the development of the TIGRIS instrument system. There can be no assurances as to the final outcome of the arbitration.

     We rely upon bioMérieux for distribution of some of our products in most of Europe, Rebio Gen, Inc. for distribution of some of our products in Japan and various independent distributors for distribution of our products in other regions. Sales by bioMérieux and Rebio Gen, Inc. comprised 2.3% and 1.2%, respectively, of our total revenues for the six months ended June 30, 2003. Our distribution agreements with bioMérieux terminated on May 1, 2003. Our distribution agreement with Chugai Diagnostics Science, which was acquired by Fujirebio Inc. in September 2002, terminates on December 31, 2005. In March 2003, bioMérieux verbally informed us that it was terminating work on probe assays for the semi-automated probe instrument, although we have not received formal notification that bioMérieux has elected to terminate the applicable license agreement. bioMérieux may terminate the agreement after December 30, 2004 without obligation for minimum royalties following termination.

     If any of our distribution or marketing agreements is terminated, particularly our agreement with Chiron, and we are unable to enter into an alternative agreement or if we elect to distribute new products directly, we would have to invest in additional sales and marketing resources, including additional field sales personnel, which would significantly increase future selling, general and administrative expenses. We may not be able to enter into new distribution or marketing agreements on satisfactory terms, or at all. If we fail to enter into acceptable distribution or marketing agreements or fail to market successfully our products, our product sales would decrease.

If we cannot maintain our current corporate collaborations and enter into new corporate collaborations, our product development could be delayed. In particular, any failure by us to maintain our collaboration with Chiron with respect to blood screening would have a material adverse effect on our business.

     We rely, to a significant extent, on our corporate collaborators for the joint development and marketing of our products. If any of our corporate collaborators were to breach or terminate its agreement with us or otherwise fail to conduct their collaborative activities successfully and in a timely manner, the pre-clinical or clinical development or commercialization and subsequent marketing of the products contemplated by the collaboration could be delayed or terminated. We cannot control the amount and timing of resources our corporate collaborators devote to our programs or potential products. In addition, we expect to rely on our corporate collaborators for the commercialization of some of our products.

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

     If any of our collaboration agreements is terminated, or if we are unable to renew those collaborations on acceptable terms, we would be required to devote additional internal resources to product development or marketing or to terminate some development programs or seek alternative corporate collaborations. We may not be able to negotiate additional corporate collaborations on acceptable terms, if at all, and these collaborations may not be successful.

Because we depend on a small number of customers for a significant portion of our total revenues, the loss of any of these customers or any cancellation or delay of a large purchase by any of these customers could significantly reduce our revenues.

     Historically, a limited number of customers has accounted for a significant portion of our total revenues, and we do not have any long-term commitments with these customers other than our collaboration agreement with Chiron. Our blood screening collaboration with Chiron accounted for 40.1% of our total revenues for the six months ended June 30, 2003 and 29.7% of our total revenues for 2002. Our blood screening collaboration with Chiron is largely dependent on two large customers in the United States, The American Red Cross and America’s Blood Centers, but we did not receive any revenues directly from these entities. Chiron was our only customer that accounted for greater than 10% of our total revenues for the six months ended June 30, 2003. In addition, Quest Diagnostics Incorporated, Laboratory Corporation of America Holdings and various state and city public health agencies accounted for an aggregate of 22.7% of our total revenues for the six months ended June 30, 2003 and 26.0% of our total revenues for 2002. Although state and city public health agencies are legally independent of each other, they tend to act similarly with respect to their product purchasing decisions. We anticipate that our operating results will continue to depend to a significant extent upon revenues from a small number of customers. The loss of any of our key customers, or a significant reduction in sales to those customers, could significantly reduce our revenues.

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

     In addition, the amplified NAT tests that we are producing are significantly more expensive to manufacture than our non-amplified products. As we continue to develop new amplified NAT tests in response to market demands for greater sensitivity, our product costs will increase significantly. We sell our products in a number of cost-sensitive market segments, and we may not be able to manufacture these more complex amplified tests at costs that would allow us to maintain our historical gross margins. In addition, new products that detect more than one target organism will contain significantly more complex reagents, which will increase the cost of our manufacturing processes and quality control testing. We or other parties we engage to help us may not be able to manufacture these products at a cost or in quantities that would make these products commercially viable. If we are unable to develop or contract for manufacturing capabilities on acceptable terms for our products under development, we will not be able to conduct pre-clinical and clinical testing on these product candidates, which will prevent or delay regulatory clearance or approval of these product candidates and the initiation of new development programs.

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

     In the past, we have had three voluntary recalls. The first product recall occurred in September 1999, when we responded to customer complaints about an increase in the number of our Mycobacterium Tuberculosis Direct, or MTD, assays demonstrating inhibition by test specimens. The formulation problem was identified and corrected. The second recall occurred in February 2000 when we recalled our MTD product due to decreased stability of a reagent in certain kit lots. The problem was identified and rectified through a voluntary field correction. The third recall occurred in July 2002 following the discovery of an error in the Chiron Procleix System software used with the HIV-1/HCV blood screening assay and instruments. A review of prior test results determined that the defect did not cause any inaccurate results. The problem was rectified in a subsequent software update which was submitted to and approved by the FDA. Our products may be subject to additional recalls in the future.

Our sales to international markets are subject to additional risks.

     Sales of our products outside the United States accounted for 13% of our total revenues for the six months ended June 30, 2003 and 14% of our total revenues for 2002. Sales by Chiron outside of the United States accounted for 55% of our international revenues for the six months ended June 30, 2003 and 41% of our international revenues for 2002. Chiron has responsibility for the international distribution of our blood screening product, which includes sales in France, Australia, Singapore, New Zealand, Italy and other countries. Our sales in France and Japan that were not made through Chiron accounted for 17% and 10%, respectively, of our international sales for the three months ended June 30, 2003 and 19% and 14%, respectively, for 2002.

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

     Third-party payors’ reimbursement policies also may affect sales of our products that screen for more than one pathogen at the same time, such as our APTIMA Combo 2 product for screening for the causative agents of gonorrhea and chlamydial infections in the same sample. Third-party payors may choose to reimburse our customers on a per test basis, rather than on the basis of the number of results given by the test. This may result in laboratories and hospitals electing to use separate tests to screen for each disease so that they can receive reimbursement for each test they conduct. In such an event, laboratories and hospitals likely would purchase separate tests for each disease, rather than our products that test for more than one microorganism.

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

     We purchase some key raw materials used in the manufacture of our products from single-source suppliers. We may not be able to obtain supplies from replacement suppliers on a timely or cost-effective basis. For example, our current supplier of key raw materials for our amplified NAT assays, pursuant to a fixed-price contract, is the Roche Molecular Biochemicals division of Roche Diagnostics GmbH, an affiliate of Roche Molecular Systems, which is one of our primary competitors and the purchaser of Boehringer-Mannheim GmbH, with whom we had originally contracted for supplies. A reduction or stoppage in supply while we seek a replacement supplier would limit our ability to manufacture our products, which could result in a significant reduction in sales and profitability. In addition, an impurity or variation in a raw material, either unknown to us or incompatible with our products, could significantly reduce our ability to manufacture products. Our inventories may not be adequate to meet our production needs during any prolonged interruption of supply. We have products under development which, if developed, may require us to enter into additional supplier arrangements. Failure to obtain a supplier for our future products, if any, on commercially reasonable terms, would prevent us from manufacturing our future products and limit our growth.

We are dependent on technologies we license, and if we fail to license new technologies and rights to particular nucleic acid sequences for targeted diseases in the future, we may be limited in our ability to develop new products.

     We are dependent on licenses from third parties for some of our key technologies. For example, our patented Transcription-Mediated Amplification, or TMA™, technology is based on technology we have licensed from Stanford University and the chemiluminescence technology we use in our products is based on technology licensed by Molecular Light Technology Limited from the University of Wales College of Medicine. If our license with respect to any of these technologies is terminated for any reason, we will not be able to sell products that incorporate the technology. In addition, although our research staff seeks to discover particular nucleic acid sequences for targeted diseases, our ability to develop additional diagnostic tests for diseases may depend on the ability of third parties to discover particular sequences or markers and correlate them with disease, as well as the rate at which such discoveries are made. Likewise, our ability to design products that target these diseases may be based on our ability to obtain the necessary rights from third parties who make any such discoveries. In addition, there are a finite number of diseases and conditions for which our NAT assays may be economically viable. If we are unable to obtain access to new technologies or the rights to particular sequences or markers necessary for additional diagnostic products on commercially reasonable terms, we may be limited in our ability to develop new diagnostic products.

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

     The scope of any of our issued patents may not be broad enough to offer meaningful protection. In addition, others may challenge our current patents or patents we may obtain in the future and, as a result, these patents could be narrowed, invalidated or rendered unenforceable, or we may be forced to stop using the technology covered by these patents or to license technology from third parties. Moreover, the laws of some foreign countries may not protect our proprietary rights to the same extent as do the laws of the United States. Any patents issued to us or our strategic partners may not provide us with any competitive advantages, and the patents held by other parties may limit our freedom to conduct our business or use our technologies. Our efforts to enforce and maintain our intellectual property rights may not be successful and may result in substantial costs and diversion of management time. Even if our rights are valid, enforceable and broad in scope, competitors may develop products based on technology that is not covered by our patents.

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

     Recently, we have been involved in a number of patent disputes with third parties, a number of which remain unresolved. For example, we are in litigation with Enzo Biochem Inc. which claims that genetic sequences used in certain of our gonorrhea testing products infringe one of its patents. We are also in litigation with Vysis, Inc. regarding the validity of a Vysis’ patent that Vysis asserts covers the target capture technology that we employ in some of our amplified NAT assays.

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

     As part of our business strategy, we intend to pursue acquisitions of other complementary businesses and technology licensing arrangements. We also intend to pursue strategic alliances that leverage our core technology and industry experience to expand our product offerings and geographic presence. We have no experience with respect to acquiring other companies and limited experience with respect to the formation of collaborations, strategic alliances and joint ventures. If we make any acquisitions, we may not be able to integrate these acquisitions successfully into our existing business and we could assume unknown or contingent liabilities. Any future acquisitions by us also could result in large and immediate write-offs or the incurrence of debt and contingent liabilities, any of which could harm our operating results. Integration of an acquired company also may require management resources that otherwise would be available for ongoing development of our existing business. We may not identify or complete these transactions in a timely manner, on a cost-effective basis, or at all, and we may not realize the anticipated benefits of any acquisition, technology license or strategic alliance.

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

     The clinical diagnostic and blood screening products we design, develop, manufacture and market are subject to rigorous regulation by the FDA and numerous other federal, state and foreign governmental authorities. The process of obtaining regulatory approvals, particularly from the FDA and some foreign governmental authorities, to market our products can be costly and time consuming, and approvals might not be granted for future products on a timely basis, if at all. For example, we were prohibited from commercially marketing our blood screening products in the United States until we obtained approval of our Biologics License Application from the FDA’s Center for Biologic Evaluation and Research. We generally are prohibited from marketing our clinical diagnostic products in the United States unless we obtain either 510(k) clearance or premarket approval from the FDA. Delays in receipt of, or failure to obtain, clearances or approvals for future products could result in delayed, or no, realization of product revenues from new products or in substantial additional costs which could decrease our profitability.

     In addition, we are required to continue to comply with applicable FDA and other material regulatory requirements once we have obtained clearance or approval for a product. These requirements include, among other things, the Quality System Regulation, labeling requirements, the FDA’s general prohibition against promoting products for unapproved or “off-label” uses and adverse event reporting regulations. Failure to comply with applicable FDA product regulatory requirements could result in, among other things, warning letters, fines, injunctions, civil penalties, repairs, replacements, refunds, recalls or seizures of products, total or partial suspension of production, the FDA’s refusal to grant future premarket clearances or approvals, withdrawals or suspensions of current product applications and criminal prosecution. Any of these actions, in combination or alone, could prevent us from selling our products.

     Outside the United States, our ability to market our products is contingent upon receiving marketing authorization from the appropriate regulatory authorities. The requirements governing the conduct of clinical trials, marketing authorization, pricing and reimbursement vary widely from country to country. At present, we apply for foreign marketing authorizations at a national level, although within the European Union, registration procedures are available to companies wishing to market a product in more than one European union member state. We are currently taking action to have our products registered for sale into the European Economic Community following a new requirement that becomes effective in December 2004. Failure to receive, or delays in the receipt of, relevant foreign qualifications could prevent us from selling our products in foreign countries.

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

     We manufacture all of our products in our two manufacturing facilities located in San Diego, California and in nearby Rancho Bernardo, California. These facilities and the manufacturing equipment we use to produce our products would be costly to replace and could require substantial lead time to repair or replace. The facilities may be harmed by natural or man-made disasters, including, without limitation, earthquakes, and in the event they were affected by a disaster, we would be forced to rely on third-party manufacturers. In the event of a disaster, we may lose customers and we may be unable to regain those customers thereafter. Although we possess insurance for damage to our property and the disruption of our business from casualties, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.

We may be subject to future product liability claims that may exceed the scope and amount of our insurance coverage, which would expose us to liability for uninsured claims.

     While there is a federal preemption defense against product liability claims for medical products that receive premarket approval from the FDA, we believe that no such defense is available for our products that we market under a 510(k) clearance. As such, we are subject to potential product liability claims as a result of the design, development, manufacture and marketing of our clinical diagnostic products. Any product liability claim brought against us, with or without merit, could result in the increase of our product liability insurance rates. In addition, we would have to pay any amount awarded by a court in excess of our policy limits. Our insurance policies have various exclusions, and thus we may be subject to a product liability claim for which we have no insurance coverage, in which case, we may have to pay the entire amount of any award. In addition, insurance varies in cost and can be difficult to obtain, and we may not be able to obtain insurance in the future on terms acceptable to us, or at all. A successful product liability claim brought against us in excess of our insurance coverage, may require us to pay substantial amounts, which could harm our business and results of operations.

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

     The terms of our separation from Chugai Pharmaceutical, anti-takeover provisions of our certificate of incorporation and by-laws and provisions of Delaware law could delay or prevent a change of control that you may favor. The separation and distribution agreement requires us to indemnify Chugai Pharmaceutical for any increase in its Japanese tax liability in the event that, prior to December 16, 2003, we sell all or substantially all of our assets, a person or group acquires beneficial ownership of 50% or more of our voting stock, we are a party to a merger, or we issue common stock or other equity securities other than issuances of equity securities for cash consideration at a price not in excess of the market price of our common stock immediately prior to such issuance or pursuant to an employee benefit or incentive plan. These indemnity obligations might discourage, delay or prevent a change of control that you may consider favorable and that would otherwise provide an above market premium to stockholders.

     Provisions of our amended and restated certificate of incorporation and amended and restated bylaws also may discourage, delay or prevent a merger or other change of control that stockholders may consider favorable or may impede the ability of the holders of our common stock to change our management. The provisions of our amended and restated certificate of incorporation and amended and restated bylaws, among other things:

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

     We also adopted a rights plan that could discourage, delay or prevent an acquisition of us under certain circumstances. The rights plan provides for preferred stock purchase rights attached to each share of our common stock, which will cause substantial dilution to a person or group acquiring 15% or more of our stock if the acquisition is not approved by our Board of Directors.

We may not successfully integrate acquired businesses.

     In August 2003, we have acquired a majority of the outstanding shares of Molecular Light Technologies Limited and its subsidiaries and in the future, we may acquire additional businesses or technologies, or enter into strategic transactions. Managing these acquisitions and any future acquisitions will entail numerous operational and financial risks, including:

•	the inability to retain key employees of any acquired businesses or hire enough qualified personnel to staff any new or expanded operations;

•	the impairment of relationships with key customers of acquired businesses due to changes in management and ownership of the acquired businesses;

•	the exposure to federal, state, local and foreign tax liabilities in connection with any acquisition or the integration of any acquired businesses;

•	the exposure to unknown liabilities;

•	higher than expected acquisition and integration costs that would cause our quarterly and annual operating results to fluctuate;

•	increased amortization expenses if an acquisition results in significant goodwill or other intangible assets;

•	combining the operations and personnel of acquired businesses with our own, which would be difficult and costly; and

•	integrating or completing the development and application of any acquired technologies, which would disrupt our business and divert our management’s time and attention.

If we do not effectively manage our growth, it could affect our ability to pursue opportunities and expand our business.

     Growth in our business has placed and may continue to place a significant strain on our personnel, facilities, management systems and resources. We will need to continue to improve our operational and financial systems and managerial controls and procedures and train and manage our workface. We will have to maintain close coordination among our various departments. If we fail to effectively manage our growth and address the foregoing concerns, it could adversely affect our ability to pursue business opportunities and expand our business.

Compliance with changing corporate governance and public disclosure regulations may result in additional expenses.

     Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq Stock Market rules, are creating uncertainty for companies such as ours. To maintain high standards of corporate governance and public disclosure, we intend to invest all reasonably necessary resources to comply with evolving standards. These investments may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities.

Available Information

     Copies of our public filings are available on our Internet website at http://www.gen-probe.com as soon as reasonably practicable after we electronically file such material with, or furnish them to, the SEC.

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

     We are exposed to foreign exchange risk for expenditures in certain foreign countries, but the total receivables and payables denominated in foreign currencies at June 30, 2003 were not material. We believe that our business operations are not exposed to market risk relating to commodity price risk or equity price risk.

Item 4. Controls and Procedures

     As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the quarter ended June 30, 2003.

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     A review of our current litigation is disclosed in the Notes to Condensed Consolidated Financial Statements. See “Notes to Condensed Consolidated Financial Statements — Note 8 — Litigation.” We are also engaged in other legal actions arising in the ordinary course of our business and believe that the ultimate outcome of these actions will not have a material adverse effect on our business, financial condition or results of operations. However, due to the uncertainties inherent in litigation, no assurance can be given as to the outcome of these proceedings. If any of these matters were resolved in a manner unfavorable to us, our business, financial condition and results of operations would be harmed.

Item 4. Submission of Matters to a Vote of Security Holders

On May 31, 2002, our Annual Meeting of Stockholders was held in San Diego, California for the following purposes:

(1)	To elect two (2) directors to serve as our Class I directors. For Director number one, Henry L. Nordhoff, the number of votes for and withheld was 15,548,422 and 1,829,228, respectively. For Director number two, Gerald D. Laubach, Ph.D., the number of votes for and withheld was 15,600,152 and 1,777,498, respectively.

(2)	To approve the adoption of our 2003 Incentive Award Plan that was adopted by our Board of Directors on March 3, 2003 subject to stockholder approval. The number of votes for, against, abstaining and broker non-votes was 8,858,285, 5,798,140, 38,999 and 2,682,226, respectively.

(3)	To approve the adoption of our Employee Stock Purchase Plan that was adopted by our Board of Directors on May 30, 2003, subject to stockholder approval. The number of votes for, against, abstaining and broker non-votes was 11,951,784, 2,717,827, 25,813 and 2,682,226, respectively.

(4)	To ratify the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending 2003. The number of votes for, against, abstaining and broker non-votes was 16,883,104, 470,250, 24,296 and 0, respectively.

Item 5. Other Information

     Not applicable.

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits

3.1(1)	Form of Amended and Restated Certificate of Incorporation of Gen-Probe Incorporated.

3.2(1)	Form of Amended and Restated Bylaws of Gen-Probe Incorporated.

4.1(1)	Specimen common stock certificate

4.2(2)	Rights Agreement, dated as of September 16, 2002, between Gen-Probe Incorporated and Mellon Investor Services LLC, which includes the form of Certificate of Designations of the Series A Junior Participating Preferred Stock of Gen-Probe Incorporated as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C.

4.3(3)	First Amendment to Rights Agreement, dated October 9, 2002, between Gen-Probe Incorporated and Mellon Investor Services LLC.

31.1	Certification dated August 13, 2003, of Principal Executive Officer required pursuant to 18 USC. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification dated August 13, 2003, of Principal Financial Officer required pursuant to 18 USC. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification dated August 13, 2003, of Principal Executive Officer required pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification dated August 13, 2003, of Principal Financial Officer required pursuant to 18 USC. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to Gen-Probe’s Amendment No. 2 to Registration Statement on Form 10 filed with the Commission on August 14, 2002.

(2)	Incorporated by reference to Gen-Probe’s Report on Form 8-K filed with the Commission on September 17, 2002.

(3)	Incorporated by reference to Gen-Probe’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2002.

(b)	Reports on Form 8-K.

On April 29, 2003, the Registrant filed a report on Form 8-K for the announcement of its first quarter results and the related press release dated April 29, 2003.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 14, 2003	By: /s/ Henry L. Nordhoff

Henry L. Nordhoff Chairman, President and Chief Executive Officer (Principal Executive Officer)

DATE: August 14, 2003	By: /s/ Herm Rosenman

Herm Rosenman Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)