Form 10-Q
period 2003-09-30
GEN PROBE INC
filed 2003-11-14
CIK 820237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2003

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 0-21872

GEN-PROBE INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware	33-0044608

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

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

     As of November 7, 2003, there were 48,574,823 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

GEN-PROBE INCORPORATED

PART I — FINANCIAL INFORMATION
Item 1 - Financial Statements:
Consolidated balance sheets at December 31, 2002 and September 30, 2003 (unaudited)	3
Consolidated statements of income for the three months ended September 30, 2002 and 2003 (unaudited) and the nine months ended September 30, 2002 and 2003 (unaudited)	4
Consolidated statements of cash flows for the nine months ended September 30, 2002 and 2003 (unaudited)	5
Notes to the consolidated financial statements (unaudited)	6
Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3 - Quantitative and Qualitative Disclosures about Market Risk	35
Item 4 - Controls and Procedures	35
PART II — OTHER INFORMATION	35
Item 1 - Legal Proceedings	35
Item 6 - Exhibits and Reports on Form 8-K	36
SIGNATURES	37

Item 1. Financial Statements

Gen-Probe Incorporated

Consolidated Balance Sheets
(in thousands,
except share and per share data)

	December 31,	September 30,
	2002	2003

		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$43,118	$37,697
Short-term investments	64,842	103,027
Trade accounts receivable, net of allowance for doubtful accounts of $787 as of December 31, 2002 and $719 as of September 30, 2003	11,891	14,421
Accounts receivable — other	1,024	2,406
Inventories	12,928	14,999
Deferred income taxes	7,178	8,893
Prepaid expenses and other current assets	5,114	8,868

Total current assets	146,095	190,311
Property, plant and equipment, net	65,870	65,662
Capitalized software	22,802	24,355
Goodwill	18,621	18,621
Other assets	4,769	4,396

Total assets	$258,157	$303,345

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,148	$8,750
Accrued salaries and employee benefits	8,961	9,920
Other accrued expenses	6,598	7,823
Deferred revenue	7,100	8,081

Total current liabilities	30,807	34,574
Deferred income taxes	5,112	7,311
Deferred revenue	6,333	5,833
Deferred rent	327	326
Minority interest	—	1,552
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.0001 par value per share; 20,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.0001 par value per share; 200,000,000 shares authorized, 47,599,890 and 48,526,008 shares issued and outstanding at December 31, 2002 and September 30, 2003, respectively	5	5
Additional paid-in capital	192,624	204,972
Accumulated other comprehensive income	300	470
Retained earnings	22,649	48,302

Total stockholders’ equity	215,578	253,749

Total liabilities and stockholders’ equity	$258,157	$303,345

Note: The Balance Sheet at December 31, 2002 has been derived from the audited financial statements as of that date.

See accompanying notes.

Gen-Probe Incorporated

Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2003	2002	2003

Revenues:
Product sales	$40,919	$47,927	$97,586	$137,846
Collaborative research revenue	799	3,737	10,876	9,474
Royalty and license revenue	1,079	617	2,969	1,811

Total revenues	42,797	52,281	111,431	149,131
Operating expenses:
Cost of product sales	14,723	10,828	38,940	34,802
Research and development	10,145	16,837	33,971	44,324
Marketing and sales	4,366	5,943	12,926	16,490
General and administrative	5,427	5,740	16,394	15,757
Amortization of intangible assets	84	84	252	252

Total operating expenses	34,745	39,432	102,483	111,625

Income from operations	8,052	12,849	8,948	37,506
Other income (expense)
Interest income	285	564	478	1,447
Interest expense	(1,393)	(14)	(1,849)	(57)
Other income (expense), net	(402)	55	3,227	121

Total other income (expense)	(1,510)	605	1,856	1,511

Income before income taxes	6,542	13,454	10,804	39,017
Income tax expense	2,119	4,604	2,747	13,364

Net income	$4,423	$8,850	$8,057	$25,653

Net income per share:
Basic	$0.09	$0.18	$0.17	$0.54

Diluted	$0.09	$0.18	$0.17	$0.52

Weighted average shares outstanding:
Basic	47,600	47,987	47,600	47,745

Diluted	47,602	50,393	47,602	49,159

See accompanying notes.

Gen-Probe Incorporated

Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,

	2002	2003

Operating activities
Net income	$8,057	$25,653
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,153	11,780
Loss on disposal of property and equipment	290	75
Deferred rent	14	(1)
Deferred revenue	(2,929)	481
Deferred income taxes	(1,007)	148
Changes in assets and liabilities:
Accounts receivable	4,513	(2,151)
Inventories	(2,012)	(2,020)
Prepaid expenses and other current assets	725	(3,259)
Accounts payable	(438)	(448)
Accrued salaries and employee benefits	309	959
Other accrued expenses	1,892	1,029

Net cash provided by operating activities	22,567	32,246
Investing activities
Proceeds from sales and maturities of short-term investments	—	30,456
Purchases of short-term investments	—	(64,033)
Purchases of property, plant & equipment	(9,517)	(8,363)
Cash paid for acquisition of Molecular Light Technology Limited, net of cash acquired	—	(5,941)
Capitalization of software development costs	(2,275)	(1,553)
Capitalization of patent costs	(467)	(466)
Other assets	(84)	(115)

Net cash used in investing activities	(12,343)	(50,015)
Financing activities
Principal payment on long term debt	(12,000)	—
Net capital contribution from merger with Gen-Probe Holding	75,878	—
Proceeds from issuance of common stock	—	12,348

Net cash provided by financing activities	63,878	12,348
Net increase (decrease) in cash and cash equivalents	74,102	(5,421)
Cash and cash equivalents at the beginning of the period	17,750	43,118

Cash and cash equivalents at the end of the period	$91,852	$37,697

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$740	$44

Income taxes	$1,165	$10,983

See accompanying notes.

Notes to the Consolidated Financial Statements (unaudited)

Note 1 — Basis of Presentation

     The accompanying interim consolidated financial statements of Gen-Probe Incorporated (“Gen-Probe” or the “Company”) at September 30, 2003, and for the three and nine month periods ended September 30, 2002 and 2003, are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management’s opinion, the unaudited financial statements include all adjustments, consisting only of normal recurring accruals, necessary to state fairly the financial information therein, in accordance with generally accepted accounting principles. Interim results are not necessarily indicative of the results that may be reported for any other interim period or for the year ending December 31, 2003.

     These unaudited consolidated financial statements and footnotes thereto should be read in conjunction with the audited financial statements and footnotes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

     On September 5, 2003, the Company’s Board of Directors authorized a two-for-one stock split implemented as a 100% stock dividend, effective September 30, 2003 for holders of record as of September 16, 2003. All prior share and per share amounts in this Quarterly Report on Form 10-Q have been restated to reflect the stock split.

Note 2 — Reporting Periods

     The Company operates and reports on fiscal periods ending on the Friday closest to the end of the month except for year-end, which closes December 31. For ease of presentation, the quarterly reporting periods are deemed to end on March 31, June 30 and September 30. The three month periods ended September 30, 2002 and 2003 each included 13 weeks and the nine month periods ended September 30, 2002 and 2003 each included 39 weeks.

Note 3 — Recent Accounting Pronouncements

     In November 2002, the Emerging Issues Task Force (“EITF”) reached consensus on Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” This consensus requires that revenue arrangements with multiple deliverables be divided into separate units of accounting if the deliverables in the arrangement meet specific criteria. In addition, arrangement consideration must be allocated among the separate units of accounting based on their relative fair values, with certain limitations. The Company adopted the provisions of this consensus for revenue arrangements entered into after July 1, 2003. The adoption of this accounting pronouncement did not have a material impact on the Company’s consolidated financial position or results of operations.

     In 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13 and Technical Correction as of April 2002.” This statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that statement, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” The Company adopted this statement in 2003 and reclassified the prepayment premium and the deferred financing fees associated with the early pay-off of debt recorded in the third quarter of 2002, from an extraordinary loss, net of tax benefit, to interest expense on the statement of income. The tax benefit has been reflected as a component of income tax expense. The reported net income did not change.

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

     Pro forma information regarding net income is required to be disclosed in interim financial statements by SFAS No. 148, and has been determined as if the Company had accounted for its employee stock options and employee stock purchase plan under the fair value method of SFAS No. 123. The fair value for these options was estimated at the dates of grant using the minimum value option pricing model through September 16, 2002 and the Black-Scholes pricing model for all option grants made subsequent to that date.

     Had compensation expense for stock options granted been determined based on the fair value of the options at the date of grant, accounting consistent with SFAS No. 123, the Company’s net income and net income per share would have been as follows (in thousands, except per share data):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2002	2003	2002	2003

Net income:
As reported	$4,423	$8,850	$8,057	$25,653
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(175)	(946)	(621)	(1,414)

Pro forma net income	$4,248	$7,904	$7,436	$24,239

Net income per share:
As reported:
Basic	$0.09	$0.18	$0.17	$0.54
Diluted	$0.09	$0.18	$0.17	$0.52
Pro forma:
Basic	$0.09	$0.16	$0.16	$0.51
Diluted	$0.09	$0.16	$0.16	$0.49

     The pro forma effects on net income for the three and nine month periods ended September 30, 2002 and 2003 are not likely to be representative of the effects on reported net income in future periods. In management’s opinion, existing stock option valuation models do not provide a reliable single measure of the fair value of employee stock options that have vesting provisions and are not transferable. In addition, option valuation models require the input of highly subjective assumptions, and changes in such subjective assumptions can materially affect the fair value estimate of employee stock options.

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

     Under the provisions of SAB No. 98, common shares issued for nominal consideration, if any, would be included in the per share calculations as if they were outstanding for all periods presented. No common shares have been issued for nominal consideration. The Company had 47,599,890 shares of common stock outstanding as of September 30, 2002 and 48,526,008 shares of common stock outstanding as of September 30, 2003. The Company considers common equivalent shares from the exercise of stock options in the instance where the shares are dilutive to net income of the Company by application of the treasury stock method.

     The following table sets forth the computation of net income per share (in thousands, except per share amounts):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2002	2003	2002	2003

Net income	$4,423	$8,850	$8,057	$25,653

Weighted average shares outstanding — Basic	47,600	47,987	47,600	47,745
Effect of dilutive common stock options outstanding	2	2,406	2	1,414

Weighted average shares outstanding — Diluted	47,602	50,393	47,602	49,159

Net income per share -
Basic	$0.09	$0.18	$0.17	$0.54
Diluted	$0.09	$0.18	$0.17	$0.52

     Dilutive securities include common stock options subject to vesting. Potentially dilutive securities totaling 4,594,051 and 682,328 shares for the three months ended September 30, 2002 and 2003, respectively, and 3,874,074 and 301,161 shares for the nine months ended September 30, 2002 and 2003, respectively, were excluded from the calculation of diluted earnings per share because they were not dilutive.

Note 5 — Comprehensive Income

     Components of comprehensive income, net of income taxes, were as follows (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2002	2003	2002	2003

Net income	$4,423	$8,850	$8,057	$25,653
Change in unrealized gain (loss) on investments	(6)	(36)	(31)	170

Comprehensive income	$4,417	$8,814	$8,026	$25,823

Note 6 — Inventories

     Net inventories are comprised of the following (in thousands):

	December 31,	September 30,
	2002	2003

Raw materials	$4,504	$8,089
Work in progress	1,295	2,773
Finished goods	7,129	4,137

	$12,928	$14,999

Note 7 — Stockholders’ Equity

Stock Options

     The Company adopted The 2003 Incentive Award Plan of Gen-Probe Incorporated (the “2003 Plan”) in May 2003 and reserved 5,000,000 shares of common stock for grants under the 2003 Plan. The Plan provides for incentives for officers, directors, employees and consultants through the granting of incentive and nonstatutory stock options, restricted stock and stock appreciation rights. The exercise price of each option granted under the 2003 Plan must be equal to or greater than the fair market value of the Company’s stock on the date of grant. The Board of Directors may determine the terms and vesting of all options and other awards granted under the 2003 Plan; however, in no event will the option term exceed 10 years. Generally, options to be granted under the 2003 Plan will vest at the rate of 25% or 33% one year from the grant date and 1/48 or 1/36, respectively, each month thereafter until the options are fully vested.

Employee Stock Purchase Plan

     In May 2003, the Company adopted the Employee Stock Purchase Plan (“ESPP”) that provides for the issuance of up to 1,000,000 shares of the Company’s common stock. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code and is for the benefit of qualifying employees as designated by the Board of Directors. Under the terms of the ESPP, purchases are made semiannually. Participating employees may elect to have a maximum of 15% of their compensation withheld through payroll deductions to purchase shares of common stock under the ESPP. The purchase price of the common stock purchased under the ESPP will be equal to 85% of the fair market value of the common stock on the offering or “Grant Date” or the exercise or purchase date, whichever is lower.

Note 8 — Litigation

Enzo Biochem, Inc.

     In June 1999, the Company was sued by Enzo Biochem, Inc. in the United States District Court for the Southern District of New York. Enzo alleged that the Company and its former affiliates, as well as Becton Dickinson and bioMérieux have willfully infringed

United States patent no. 4,900,659, or the “ ‘659 patent,” through the manufacture and sale of products for the diagnosis of gonorrhea. On January 24, 2001, the District Court granted the Company’s motion for summary judgment, finding that the ‘659 patent is invalid. Enzo appealed the judgment to the Federal Circuit Court of Appeals. On July 15, 2002, a panel of the Federal Circuit Court, after having previously affirmed the District Court’s summary judgment decision, granted Enzo’s petition for rehearing and, without hearing further argument, reversed the District Court’s order granting summary judgment and remanded the case to the District Court for further proceedings. Following remand from the Court of Appeals, the Company’s former affiliates and bioMérieux were dismissed from the case by Enzo. The Company and Becton Dickinson remain as defendants. The Company anticipates that trial in the case will be set for the third quarter of 2004. The Company expects Enzo to assert a damage claim based on a contention that Enzo is entitled to a reasonable royalty on all sales of Gen-Probe products for the detection of Neisseria gonorrhoeae bacteria from June 1993 through trial. Revenues from tests for the detection of Neisseria gonorrhoeae have constituted a significant portion of Gen-Probe’s revenues during the relevant period. The Company believes that the claims of the ‘659 patent are invalid, unenforceable and may not be properly interpreted to cover its products. The Company intends to vigorously defend the lawsuit. However, there can be no assurance that the case will be resolved in the Company’s favor.

Vysis, Inc.

     In December 1999, the Company initiated litigation in the United States District Court for the Southern District of California against Vysis, now a subsidiary of Abbott Laboratories, seeking a declaratory judgment that the Company’s products were not covered by a Vysis patent that is the subject of a license granted by Vysis in favor of the Company and that the patent is invalid and unenforceable. In August 2002, following a jury trial, the District Court entered judgment in the Company’s favor, finding the Vysis patent invalid and finding that the patent does not cover Gen-Probe’s products. On September 3, 2002, Vysis filed a notice of appeal with the District Court. Further, on October 22, 2002 the United States Patent & Trademark Office reissued the Vysis patent with amended claims. On November 4, 2003, a panel of the Court of Appeals for the Federal Circuit heard oral argument on the appeal and cross-appeal. The parties are awaiting the decision from the Court of Appeal. On October 22, 2002, the Company filed a second lawsuit in District Court to challenge the validity and scope of the reissued patent. The Company believes that Vysis will contend that the August 2002 judgment concerning the original patent is not determinative of the validity and scope of the reissued patent. Pending further proceedings, the Company has continued to make royalty payments under its license with Vysis pending final resolution of the litigation. There can be no assurances as to the final outcome of this litigation.

Bayer Corporation

     In November 2002, the Company filed a demand for arbitration against Bayer Corporation, or Bayer, in the Judicial Arbitration & Mediation Services, Inc., or JAMS, office in San Diego, California related to the Company’s collaboration with Bayer Corporation for nucleic acid diagnostic tests for viral organisms. Under the terms of the collaboration agreement, Bayer acquired the exclusive right to distribute nucleic acid diagnostic tests designed and developed by Gen-Probe for the detection of HIV, hepatitis viruses and other specified viruses, subject to certain conditions. Gen-Probe’s demand for arbitration states that Bayer has failed to fulfill the conditions required to maintain exclusive distribution rights. The arbitration demand seeks confirmation that the agreement grants Gen-Probe, in the present circumstances, a co-exclusive right to directly distribute the viral diagnostic tests that are the subject of the agreement. Gen-Probe’s arbitration demand also seeks money damages due to Bayer’s failure to use commercially reasonable efforts to promote, market and sell viral diagnostic assays developed by Gen-Probe. Bayer has stated that it intends to file a counterclaim for money damages based on alleged delays in the development of the TIGRIS instrument system. In December 2002, JAMS issued a letter commencing the arbitration. Gen-Probe and Bayer have stipulated to stay the arbitration several times, including currently until November 26, 2003 while the parties discuss a potential resolution of the matter. In view of previous extensions and the current stay, Bayer has not been required to file a response to the demand. There can be no assurances as to the final outcome of the arbitration.

Note 9 — Acquisition

     On August 7, 2003, the Company paid approximately $7.2 million in cash to acquire an additional 65.6% of the outstanding shares of Molecular Light Technology Limited (“MLT”), a privately held company located in Cardiff, Wales, giving the Company a total ownership of 82.6% when added to the 17% previously held. As such, the Company has the ability to control the operations of this majority owned subsidiary and, therefore, has consolidated Molecular Light Technology Limited with that of the Company as of the date of acquisition. MLT is a biotechnology company from which Gen-Probe licenses chemiluminescent technology it uses in its Hybridization Protection Assay (“HPA”). Gen-Probe is the exclusive licensee of the MLT technology for disease testing using nucleic acid hybridization. The acquisition was accounted for under the purchase method of accounting in accordance with FASB No. 141.

     The remaining interest in Molecular Light Technology Limited not owned by the Company is owned by two members of MLT’s management and has been recorded as minority interest on the balance sheet. As a condition to the acquisition, the Company entered into an option agreement which gives these individuals the option to sell to the Company their respective interests in MLT during a five-year period at a fixed price of approximately $958,000, plus accrued interest. The Company has the right to accelerate the purchase of these interests.

Note 10 — Subsequent Events

     On November  5, 2003, the Company received a $4.3 million contract extension from the National Institutes of Health to develop a NAT assay for the detection of the West Nile virus. The Company has initiated the development of this assay and will recognize collaborative research revenue under the contract extension as reimbursable costs are incurred.

     On November 12, 2003, the Company reached an agreement with Chiron Corporation to amend their world-wide blood screening collaboration agreement in order to adopt, effective January 1, 2004, a permanent, fixed revenue share of net revenues for Gen-Probe of 45.75% with respect to sales of any assay that tests for hepatitis C virus, or HCV. This rate replaces previously contracted, variable revenue share rates ranging from 37% to 47.5% with respect to sales of assays that test for HCV, which were based on various criteria. With respect to commercial sales of blood screening assays under the collaboration agreement that do not test for HCV, such as possible future commercial sales of tests for West Nile virus, the Company will continue to receive reimbursement for its manufacturing costs, plus 50% of net revenues. In addition, the amendment terminates Chiron’s previous right to appoint a third party distributor for blood screening products in the United States.

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

Revenues

     We derive revenues from three primary sources: product sales, collaborative research revenue and royalty and license revenue. The majority of our revenues come from product sales, which consist primarily of sales of both our NAT assays and, to a lesser extent, sales and rentals of the proprietary instruments that serve as the analytical platforms for our assays. We recognize as collaborative research revenue payments we receive from Chiron Corporation, or Chiron, for the products we provide under our collaboration agreements with Chiron prior to regulatory approval and the payments we receive from Chiron, Bayer and other collaboration partners, including the National Institutes of Health, or NIH, for research and development activities. Our royalty and license revenues reflect fees paid to us by third parties for the use of our proprietary technology. For the nine months ended September 30, 2003, product sales, collaborative research revenues, and royalty and licensing revenues equaled 92%, 7% and 1%, respectively, of our total revenues of $149.1 million.

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

     In 1999, we began to supply NAT assays for use in screening blood donations intended for transfusion. Our first blood screening assay detects human immunodeficiency virus (type 1), or HIV-1, and hepatitis C virus, or HCV, in donated human blood. Our blood screening assays and instruments are marketed through our collaboration with Chiron under the Procleix trademark. We recognize product sales from the manufacture and shipment of tests for screening donated blood through our collaboration with Chiron to blood bank facilities located in the countries where our products have obtained governmental approvals. Blood screening product sales are then adjusted monthly upon payment by Chiron to us of amounts reflecting our ultimate share of net revenue from sales by Chiron to the end user, less the transfer price revenues previously paid. Net sales are ultimately equal to the sales of the assays by Chiron to third-parties, less freight, duty and certain other adjustments specified in our agreement with Chiron, multiplied by our share of the net revenue, which was 43% with respect to sales of assays that test for HCV beginning the second quarter of 2002 after implementation of commercial pricing, through April 6, 2003, after which our share of net revenues from sales of assays that test for HCV was adjusted to 47.5%. Effective January 1, 2004, our share of net revenues from commercial sales of assays that test for HCV, such as the Procleix® HIV-1/HCV and the Procleix Ultrio™, will be permanently changed to 45.75% under our agreement with Chiron. With respect to commercial sales of blood screening assays under our collaboration with Chiron that do not test for HCV, such as possible future commercial tests for West Nile virus, we will continue to receive reimbursement for our manufacturing costs plus 50% of net revenues. Our costs related to these products primarily include manufacturing costs.

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

     Product sales also include the sales or rental revenue associated with the delivery of our proprietary integrated instrument platforms to customers for performing our NAT assays. We provide multiple instrument rental options to our customers depending on the types and volumes of products purchased. Instruments are manufactured by third-party contractors, but we generally provide technical support and instrument service to maintain these systems in the field. Chiron is responsible for placement and servicing of instruments used in connection with our blood screening business and Bayer Corporation and other international distributors are primarily responsible for placement and servicing of instruments used in our clinical diagnostics business outside the United States. Direct sales of our instrument platforms to customers accounted for approximately 2% of our product sales for the nine months ended September 30, 2003 and 3% of our product sales for the twelve months ended December 31, 2002. However, we generally retain title to the instruments and recover our instrument costs in connection with the sale of the assays. The costs associated with the instruments are charged to cost of goods sold on a straight-line basis over the estimated life of the instrument, which ranges from three to five years. The costs to maintain these systems in the field are charged to operations as incurred.

Collaborative Research Revenue

     In recent periods, we have recognized collaborative research revenue from two primary sources: (1) reimbursement for development costs and (2) reimbursement for assays delivered for use prior to receiving governmental approvals.

     The HIV-1/HCV assays and instrumentation were used in clinical trials, under an Investigational New Drug, or IND, application, from early 1999 through 2002. In February 2002, the FDA approved the Procleix® HIV-1/HCV assays. Prior to FDA approval, Chiron provided tests to the American Red Cross, America’s Blood Centers, American Independent Blood Centers, the United States military and others for pooled blood sampling under the terms of the IND application. FDA approval of the Procleix HIV-1/HCV assays has allowed Chiron to implement commercial pricing for sales of the Procleix HIV-1/HCV assay to United States customers, which resulted in a significant increase in the revenues we received from these sales in the third and fourth quarters of 2002.

     We have developed a NAT assay to detect the West Nile virus, or WNV, and that assay is currently being used in clinical trials under an IND application. We are currently developing a NAT assay to detect HIV-1, HCV and hepatitis B virus, or HBV, in donated human blood. We develop these assays through our collaboration with Chiron. The HIV-1/HCV/HBV assay, and the discriminatory assays that will be used in conjunction with it, will be marketed by Chiron under the tradename Procleix Ultrio™. In March 2003 we signed a definitive written agreement with Chiron for the development and commercialization of the Ultrio assay. We have received and expect to receive further reimbursement for certain costs incurred during the development of the Ultrio and West Nile virus assays from Chiron and separately from the National Heart, Lung, and Blood Institute, a part of the National Institutes of Health or NIH.

     Historically, we have recorded revenues related to the use of our blood screening products in the United States and other countries in which the products have not received regulatory approval as collaborative research revenue, because price restrictions applied to these products prior to FDA license approval in the United States and similar approval in foreign countries. We began deliveries of the commercially approved products to United States’ customers in the second quarter of 2002. Accordingly, we began to classify revenues associated with these products as product sales in our financial statements beginning in that period. Collaborative research revenue for the use of the Procleix HIV-1/HCV assay for the nine months ended September 30, 2002 was $7.1 million. All sales of the assay in 2003 have been classified as product sales. In addition, in the third quarter of 2003, we recognized $1.4 million in collaborative research revenue through our collaboration with Chiron from deliveries of West Nile virus tests on a “cost recovery” basis. We expect to continue recognizing these sales as collaborative research revenue until such time as FDA approval has been received.

     Under the strategic alliance agreement we entered into with Chiron in June 1998, we have responsibility for research, development and manufacturing of the blood screening products covered by the agreement while Chiron has responsibility for marketing, distribution and service of those blood screening products worldwide. We received a $10.0 million up-front license fee from Chiron in connection with the agreement in 1998 and an additional payment of $8.5 million upon achieving an agreed upon contract milestone in 1999. Additional payments of up to $15.8 million will be due to us in the future under the agreement if we achieve certain other specified milestones relating to the development of what we believe to be the world’s first fully automated high-throughput NAT instrument system known as the TIGRIS system. Our costs to develop and commercialize the blood screening assays and associated instruments have been substantial and have had a significant impact on our operating results and financial position since 1998. We completed beta evaluations of the TIGRIS system for clinical diagnostic applications and initial beta trials for blood screening applications in the third quarter of 2002, completed a clinical trial of the TIGRIS for diagnostic application in June 2003 and expect to commence clinical trials for blood screening application by the end of 2003.

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

     We received a $1.0 million contract extension from the NIH in October of 2002 to develop a NAT assay for the detection of the West Nile virus. The NIH allocated an additional $2.47 million to the contract extension in February 2003. Billings under these contract extensions were completed in September 2003. In addition, in February 2003, our initial Investigational New Drug application for the West Nile virus assay was accepted by the FDA. Testing on archived blood samples for West Nile virus began in April 2003. We commenced West Nile virus testing on prospective samples on June 19, 2003. We initiated the development of this assay and have recognized collaborative research revenue under the contract extension as reimbursable costs were incurred. On November 5, 2003, we received an additional $4.3 million contract extension from the NIH for the development of a NAT assay for the detection of the West Nile virus.

     In 1998, following the execution of our agreement with Chiron, Chiron assigned the clinical diagnostic portion of the agreement to Bayer. Under the terms of our collaboration with Bayer, we agreed to develop, manufacture and market with Bayer NAT assays for viral targets and cancer markers in the clinical diagnostic market. We record product sales of the assays to Bayer for use in clinical diagnostic applications at agreed upon transfer prices upon shipment to Bayer.

     We recognize collaborative research revenue over the term of our strategic alliance agreement with Chiron as reimbursable costs are incurred. The costs associated with the reported collaborative research revenue are reflected in our statements of income under the captions “Research and development,” “Marketing and sales” and “General and administrative” based on the nature of the costs. We do not separately track the costs applicable to the blood screening development collaboration with Chiron and therefore are not able to quantify the direct costs associated with the collaborative research revenue.

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

     In August 2000, we entered into amended agreements with bioMérieux, Inc. that transitioned the relationship from a collaborative arrangement to a royalty-bearing arrangement that covers semi-automated probe assays and advanced fully-automated probe assays for the diagnosis of infectious diseases and detection of food pathogens. Under the terms of the amended agreements, bioMérieux will pay us royalty payments based on sales of products incorporating the licensed technologies, subject to a minimum annual royalty payment, which began in January 2002 with respect to the semi-automated probe assays and are scheduled to begin in 2006 with respect to the fully automated probe assays. We will also receive a reduction in the royalties based on the amount of cumulative royalties that have been paid to us. In addition, we transferred to bioMérieux all information, trade secrets, procedures, methods, data and processes necessary for bioMérieux to assume development of the products that are the subject of the agreement in exchange for the prepaid royalties paid under the original agreement. We recognized $0.5 million in prepaid royalties for the nine months ended September 30, 2002 and $0.6 million in minimum royalties for the nine months ended September 30, 2003 under these agreements. In addition, we included in license revenue the amortization of previously received license fees in an amount equal to $1.4 million in the nine months ended September 30, 2002.

     In March 2003, bioMérieux verbally informed us that it was terminating all development work on probe assays for the semi-automated probe instrument. We have not received formal notification that bioMérieux has elected to terminate the applicable license agreement, but expect such confirmation in the future. Minimum royalties under the applicable bioMérieux license agreement are $750,000 for 2003 and $1.0 million for 2004. bioMérieux may terminate the agreement after December 30, 2004 without obligation for minimum royalties other than those payable for 2003 and 2004.

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

Critical Accounting Policies and Estimates

     Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, the collectibility of accounts receivable, valuation of inventories, long-lived assets, including patent costs and capitalized software and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

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

     We also recognize collaborative research revenue over the term of various collaboration agreements as negotiated monthly contractual payments are earned or we incur reimbursable costs related to the applicable agreement and when collection of the resulting receivable is reasonably assured. Negotiated monthly contracted amounts are earned in relative proportion to the performance required under the contracts. Non-refundable license fees are recognized over the related performance period or at the time that we have satisfied all performance obligations related to the agreement. Milestone payments related to a particular milestone are recognized as revenue upon the achievement of specified milestones when (1) we have earned the milestone payment, (2) the milestone is substantive in nature and the achievement of the milestone was not reasonably assured at the inception of the agreement and (3) the fees are non-refundable. Any amounts received prior to satisfying our revenue recognition criteria are recorded as deferred revenue in our balance sheet.

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

     We also manufacture products to conduct developmental evaluations and clinical trials and to validate our manufacturing practices prior to receiving regulatory clearance or approval for sale of our products. In these circumstances, uncertainty exists regarding our ability to sell these products until the FDA or the other governing bodies commercially approve them. Accordingly, we provide valuation allowances for these items in inventory and charge those amounts to research and development. In cases where we manufacture products that are sold into approved markets and also maintained for further development evaluations for other markets, we may also provide valuation allowances for this inventory due to the historical uncertainties associated with regulated product introductions. To the extent any of these previously manufactured products are sold to end users, we realize revenues, subject to any applicable adjustments in royalty rates under our collaboration agreements with Chiron and others and reduce any inventory reserves that are directly applicable to such products.

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

Patent Costs

     We capitalize the costs incurred to file and prosecute patent applications. We amortize these costs over the lesser of the remaining useful life of the related technology or eight years. At September 30, 2003, capitalized patent costs, which have been included in “Other assets” on the face of the balance sheet, totaled approximately $1.8 million, net of accumulated amortization. We expense all costs related to abandoned patent applications. Historically, our expense related to abandoned patent costs has not been material but, if we elect to abandon any of our currently issued or unissued patents, the related expense could be material to our operations in the period of abandonment.

Capitalized Software Costs

     We capitalize costs incurred in the development of computer software related to products under development after establishment of technological feasibility. These capitalized costs are recorded at the lower of unamortized cost or net realizable value and will be amortized over the estimated life of the related product beginning when the product is available for sale. At September 30, 2003, capitalized software development costs related to our TIGRIS instrument totaled $24.4 million. We completed beta evaluations of this instrument for both clinical diagnostic and blood screening applications in the third quarter of 2002, completed a clinical trial for a diagnostic application in June 2003 and expect to commence a clinical trial for a blood screening application by the end of 2003. If we are not able to successfully deliver this instrument to the marketplace and attain customer acceptance, the asset could be impaired and an adjustment to the carrying value of this asset would be considered by management at that time. We plan to begin to amortize the capitalized software costs upon commercial launch of the TIGRIS instrument.

Income Taxes

     We historically were included in the consolidated federal and in various combined state income tax returns of our former parent company, Gen-Probe Holding Company, Inc. (formerly known as Chugai Pharma U.S.A., Inc.). Pursuant to a tax sharing agreement with Gen-Probe Holding Company, we generally were allocated an amount of the consolidated tax liability equal to the tax that would have been applicable if computed separately. At September 30, 2003, we had net deferred tax assets of $1.6 million that are more likely than not to be realized. In connection with the merger of Gen-Probe Holding Company into us, we recorded approximately $2.8 million of deferred tax assets. These deferred tax assets relate principally to financial statement depreciation in excess of that deducted for tax purposes and to research and development tax credits previously held by Chugai Pharma USA, LLC, the successor to our former sister company Chugai Biopharmaceuticals, Inc., which have been included in our combined tax returns. These deferred tax assets are being carried forward and may be realized in future periods depending on, among other factors, whether we have sufficient taxable income in the future periods. The deferred tax assets recorded were fully offset by a valuation reserve until these deductions and credits are realized. Net deferred tax assets of $1.6 million relate to research and investment credits taken in our tax returns, timing differences arising from the recording of deferred revenue and certain reserves and accruals. These amounts are offset by capitalized costs expensed for tax purposes and other items. In the event that we were to determine that we would not be able to realize all or part of our deferred tax assets in the future, an adjustment to reduce the deferred tax asset would be made in the period such determination was made.

Results of Operations

     The following table sets forth operating data as a percentage of total revenues on a comparable basis for the three and nine month periods ended September 30, 2002 and 2003, respectively. The information for each of these periods is unaudited and has been prepared on the same basis as our audited financial statements. In the opinion of management, all necessary adjustments, consisting only of normal recurring accruals, have been included to fairly present the unaudited results for the period specified which should be read in conjunction with our audited financial statements and related notes included elsewhere herein. The operating results for any period are not necessarily indicative of results for any future period.

The following table sets forth unaudited operating data as a percentage of total revenues:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2002	2003	2002	2003

Total revenues	100%	100%	100%	100%
Product sales	96%	92%	87%	92%
Collaborative research revenue	2%	7%	10%	7%
Royalty and license revenue	2%	1%	3%	1%
Operating expenses:
Cost of product sales	34%	21%	35%	23%
Research and development	24%	32%	30%	30%
Marketing and sales	10%	11%	12%	11%
General and administrative	13%	11%	15%	11%
Amortization of intangible assets	0%	0%	0%	0%

Total operating expenses	81%	75%	92%	75%

Income from operations	19%	25%	8%	25%
Other income (expense), net	(4)%	1%	2%	1%

Income before income taxes	15%	26%	10%	26%
Income tax expense	5%	9%	3%	9%

Net income	10%	17%	7%	17%

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

     Product Sales. Product sales increased $7.0 million, or 17.1%, to $47.9 million in the three months ended September 30, 2003 from $40.9 million in the three months ended September 30, 2002. The increase was primarily a result of a $4.5 million increase in commercial sales of blood screening products along with a $2.5 million increase in sales of other diagnostic products over the same period in 2002. Blood screening product sales represented $19.8 million, or 41.3%, of product sales in the third quarter of 2003, compared to $15.3 million, or 37.4%, of product sales in the third quarter of 2002.

     We expect competitive pressures related to our STD and blood screening products to continue into the foreseeable future, primarily as a result of the introduction of competing products into the market and continuing pricing pressure, particularly with our STD products.

     Collaborative Research Revenue. Collaborative research revenue increased $2.9 million to $3.7 million in the three months ended September 30, 2003, from $0.8 million in the three months ended September 30, 2002. The increase was primarily the result of a $1.4 million increase in firm support commitment payments, which were received in the third quarter of 2003, in connection with West Nile virus tests provided to United States customers through our collaboration with Chiron. Revenues from the NIH increased by $0.8 million as the development costs and resulting billings for the NIH West Nile virus program in the three months ended September 30, 2003 exceeded the amounts recognized for the NIH organ donor program in the three months ended September 30, 2002. Revenue related to the NIH West Nile virus program was $1.3 million in the three months ended September 30, 2003, compared to $0.5 million for the three months ended September 30, 2002.

     In addition, the Company recognized $0.9 million in revenue during the three months ended September 30, 2003 for reimbursement from Chiron of development costs incurred on the HIV-1/HCV/HBV assays. In March 2003, we signed a definitive agreement with Chiron for the development and commercialization of the Ultrio assays. In addition, by the end of the second quarter of 2003, a sufficient payment history with Chiron had been established relative to this development effort, to commence revenue recognition on the accrual basis.

     Collaborative research revenue tends to fluctuate based on the amount of research services performed, the status of projects under collaboration and the achievement of milestones. Due to the nature of our collaborative research revenues, results in any one period are not necessarily indicative of results to be achieved in the future. Our ability to generate additional collaborative research revenues may depend, in part, on our ability to initiate and maintain relationships with potential and current collaborative partners. We may not be able to establish new relationships and the current level of collaborative research revenue may decline.

     Royalty and License Revenue. Royalty and license revenue decreased $0.5 million, or 42.8%, to $0.6 million in the three months ended September 30, 2003 from $1.1 million in the three months ended September 30, 2002. The decrease was primarily the result of a $0.7 million decrease in prepaid license fees and royalties from bioMérieux which were fully amortized at December 31, 2002. These were partially offset by an increase of $0.2 million in minimum annual royalties from bioMérieux.

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

     Cost of Product Sales. Cost of product sales decreased $3.9 million to $10.8 million, or 22.6% of product sales revenues, in the three months ended September 30, 2003, from $14.7 million, or 36.0% of product sales revenues, in the three months ended September 30, 2002. The $3.9 million decrease in cost of sales consisted of a $3.1 million reduction in manufacturing costs primarily related to costs absorbed by research and development for the production of pre-commercial development lots and a $1.2 million reduction in overhead costs due to an increase in allocations from cost of sales to research & development, sales & marketing and general & administrative expenses, offset by a $0.4 million increase in instrument amortization. Cost of product sales may fluctuate significantly in future periods based on changes in production volumes for both commercially approved products and products under development or in clinical trials. Cost of product sales are also affected by manufacturing efficiencies, allowances for scrap or obsolete materials, additional costs related to initial production quantities of new products after achieving FDA approval, and contractual adjustments, such as instrumentation costs, instrument service costs and royalties.

     In 1999, we completed the leasehold improvements on a manufacturing facility designed primarily for the manufacture of our blood screening products. This facility contains advanced equipment, technology and controls that are intended to enable us to meet stringent FDA regulations applicable to blood screening products. During the three months ended September 30, 2003 and 2002, our manufacturing facility operated below capacity and will continue to operate below capacity for the foreseeable future. This excess capacity, as well as excess capacity at our manufacturing facility at our headquarters, provides us with additional opportunities to expand the manufacturing of both our own products and potentially the products of other companies on a contract basis. A portion of this excess capacity is being utilized in 2003 for development activities, as new product offerings are being identified and commercialized. Operating costs of our blood screening facility, together with other manufacturing costs for the production of assays that are delivered under the terms of an IND application prior to FDA approval, are classified as research and development expenses.

     During the three months ended September 30, 2003, we produced a 1.2 million unit and a 0.8 million unit Ultrio development lot in our blood screening manufacturing facility. Additionally, a 0.3 million unit Aptima Combo 2 development lot, for use on our new Tigris platform, was produced at our Genetic Center Drive facility. The costs associated with these development lots were classified as research and development expense. In the fourth quarter of 2003, we anticipate incurring significant additional costs related to the manufacturing of development lots in our blood screening manufacturing facility that will be classified as research and development expense, as we continue to work on bringing new products to market.

     The gross profit margin on product sales increased to 77.4% in the three months ended September 30, 2003, from 64.0% in the three months ended September 30, 2002. The gross profit margin benefited by approximately $3.7 million, or 7.7% of product sales, from the implementation of commercial pricing in the United States for blood screening products, as well as an increase to 47.5% in our revenue sharing percentage with Chiron, late in the second quarter of 2003. Effective January 1, 2004, the decrease in our revenue sharing percentage with Chiron, from 47.5% to 45.75%, will reduce our gross margin. In addition, currently our non-military customers utilize pooled blood screening samples for testing. We anticipate that requirements for smaller pool sizes or ultimately individual donor testing, if and when implemented, could result in lower gross margin rates as additional tests would be required to deliver the sample results, unless a corresponding increase in sales pricing structure were to be implemented. We are not able to accurately predict the extent to which our gross margin may be negatively affected as a result of smaller pool sizes or individual donor testing because we do not know the ultimate selling price that Chiron, our distributor, would charge to the end user if smaller pool sizes or individual donor testing were implemented.

     Research and Development. Our research and development expenses consist primarily of salaries and other personnel-related expenses, temporary personnel expenses, professional fees, laboratory and manufacturing supplies, pre-commercial development lots and clinical evaluation trials. Research and development expenses increased $6.7 million to $16.8 million, or 32.2% of total revenues, in the three months ended September 30, 2003, from $10.1 million, or 23.7% of total revenues, in the three months ended September 30, 2002. The increase was primarily the result of a $4.0 million increase in the production of pre-commercial development lots built and expensed during the quarter. During the three months ended September 30, 2003, two Ultrio development lots were produced in our blood screening facility resulting in approximately $3.4 million of development expense. In addition there was a $0.5 million increase in allocated expenses such as fringe benefits, facilities and overhead, a $0.5 million increase in temporary personnel costs, and a $1.7 million increase in other costs such as employee expenses and supplies used in our R&D activities.

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

     Marketing and Sales. Our marketing and sales expenses consist primarily of personnel costs, promotional and advertising expenses, and professional fees. Marketing and sales expenses increased $1.5 million to $5.9 million, or 11.4% of total revenues, in the three months ended September 30, 2003, from $4.4 million, or 10.2% of total revenues, in the three months ended September 30, 2002. The increase was attributable to a $0.7 million increase in marketing and sales expenses such as salaries and professional fees, a $0.5 million increase in allocated expenses such as fringe benefits, facilities and overhead and a $0.3 million increase in marketing research and evaluation expenses in the three months ended September 30, 2003.

     General and Administrative. Our general and administrative expenses consist primarily of personnel costs for finance, legal, public relations, human resources and business development, as well as professional fees, such as expenses for legal, patents and auditing services. General and administrative expenses increased $0.3 million to $5.7 million, or 11.0% of total revenues, in the three months ended September 30, 2003, from $5.4 million, or 12.7% of total revenues, in the three months ended September 30, 2002. The increase was primarily related to a $0.5 million increase in salaries and benefits resulting from higher staffing levels together with a $0.5 million increase in professional fees for patent related expenses. These were partially offset by a $0.7 million decrease in spending for professional fees in the three months ended September 30, 2003, due to last year’s spin-off of the Company.

     Amortization of Intangible Assets. Amortization of intangible assets was unchanged for the three months ended September 30, 2003 compared to the three months ended September 30, 2002. Our goodwill is no longer amortized following our implementation of SFAS 142 in January 2002.

     Total Other Income (Expense), Net. Other income (expense) primarily consists of investment and interest income offset by interest expense on borrowing and other items. The net other income of $0.6 million for the three months ended September 30, 2003 was a $2.1 million increase from the net other expense of $1.5 million for the three months ended September 30, 2002. The net other expense of $1.5 million for the three months ended September 30, 2002 consists primarily of a $1.25 million charge associated with the early repayment of debt and the remaining deferred financing fees which were previously recorded as a $0.75 million extraordinary loss. In accordance with FASB 145, the Company reclassified the $0.75 million extraordinary loss ($1.25 million charge, net of a $0.5 million tax benefit) to interest expense. The Company also recognized $0.4 million in other expense for a litigation settlement in August of 2002. The increase in net other income is primarily from a $0.3 million increase in interest income due to an increase in the average balance of short term investments earning interest, which was $83.9 million as of September 30, 2003, compared to no short term investments at September 30, 2002. Additionally, there was a $0.1 million decrease in interest expense, as the Company had no debt outstanding during the three months ended September 30, 2003.

     Income Tax Expense. The expense for income taxes amounted to $4.6 million for the three months ended September 30, 2003, compared to $2.1 million for the three months ended September 30, 2002. This tax expense increase was primarily attributable to the pre-tax profit of $13.5 million for the three months ended September 30, 2003, compared to the $6.5 million pre-tax profit for the three months ended September 30, 2002.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

     Product Sales. Product sales increased $40.2 million, or 41.3%, to $137.8 million in the nine months ended September 30, 2003, from $97.6 million in the nine months ended September 30, 2002. The increase was primarily a result of a $32.0 million increase in commercial sales of blood screening products together with an $8.2 million increase in sales of other diagnostic products over the same period in 2002. Blood screening product sales represented $54.9 million, or 39.8% of product sales, for the nine month period ended September 30, 2003, compared to $22.9 million, or 23.4% of product sales, in the nine month period ended September 30, 2002.

     Collaborative Research Revenue. Collaborative research revenue decreased $1.4 million, or 12.9%, to $9.5 million in the nine months ended September 30, 2003, from $10.9 million in the nine months ended September 30, 2002. The decrease was primarily the result of a $7.1 million decrease in firm support commitment payments, which were received through the second quarter of 2002, in connection with tests provided to United States customers through our collaboration with Chiron for pooled blood testing under the terms of our IND application. Firm support commitment payments stopped in the second quarter of 2002, as a result of FDA approval of our blood screening products in February 2002. These decreases were partially offset by a $3.7 million increase in revenue recognized from Chiron for reimbursement of development costs incurred on the HIV-1/HCV/HBV assay during the nine months ended September 30, 2003. In March 2003, we signed a definitive agreement with Chiron for the development and commercialization of the Ultrio assay. In addition, by the end of the second quarter of 2003, a sufficient payment history had been established with Chiron to commence revenue recognition as reimbursable costs and labor expenses are incurred. Additionally, there was a $1.4 million increase in firm support commitment payments, which were received in the third quarter of 2003, in connection with tests provided to United States customers through our collaboration with Chiron for West Nile virus kits.

     Royalty and License Revenue. Royalty and license revenue decreased $1.2 million, or 39%, to $1.8 million in the nine months ended September 30, 2003, from $3.0 million in the nine months ended September 30, 2002. The decrease was primarily the result of a $1.9 million decrease in prepaid license fees and royalties received from bioMerieux which were fully amortized at December 31, 2002. These were partially offset by an increase of $0.6 million in minimum royalties from bioMerieux together with a $0.2 million increase in royalties from our agreement with Becton Dickinson from sales of our licensed products.

     Cost of Product Sales. Cost of product sales decreased $4.1 million to $34.8 million, or 25.2% of product sales revenues, in the nine months ended September 30, 2003, from $38.9 million, or 39.9% of product sales revenues, in the nine months ended September 30, 2002. The $4.1 million decrease in cost of sales consisted of a $6.5 million reduction in manufacturing costs primarily related to costs absorbed by research and development for the production of pre-commercial development lots, a $1.0 million reduction in overhead costs due to an increase in allocations from cost of sales to research & development, sales & marketing and general & administrative expenses, offset by a $2.1 million increase in royalties and a $1.3 million increase in instrument amortization.

     During the blood screening development process for the Procleix HIV-1/HCV assays for the United States market, we also manufactured and delivered equivalent products for sale in international markets where governmental approvals had been obtained. However, due to the relatively low initial sales volumes for these products in markets outside of the United States, we continued to charge the costs of manufacturing blood screening products to research and development expense, except for an amount equal to the product sales revenues recorded for international commercial sales, which was charged to cost of product sales and approximates the costs applicable to those product sales. Beginning in the latter part of the first quarter of 2002, the sales volume for the approved products shipped equaled or exceeded the estimated cost applicable to those product sales, and we ceased the allocation of the costs of manufacturing blood screening products to research and development expense. Amounts included in research and development related to HIV-1/HCV development lots were approximately $0 and $1.6 million for the nine months ended September 30, 2003 and 2002, respectively. As a result of the implementation of commercial pricing for our Procleix HIV-1/HCV blood screening assays in the

United States, we have classified these costs as costs of product sales rather than research and development expenses. During the nine months ended September 30, 2003, a 1.2 million unit and a 0.8 million unit Ultrio development lot and a 2.0 million unit West Nile virus development lot were produced in our blood screening manufacturing facility. Additionally, during the same period a 0.4 million unit West Nile virus development lot as well as several smaller scale development lots were produced in our pilot manufacturing facility located at Genetic Center Drive. The costs associated with these development lots were classified as research and development expense.

     The gross profit margin on product sales increased to 74.8% in the nine months ended September 30, 2003, from 60.1% in the nine months ended September 30, 2002. The gross profit margin benefited by approximately $27.4 million, or 19.9%, of product sales, from the implementation of commercial pricing in the United States for blood screening products, as well as an increase in our revenue sharing percentage with Chiron late in the second quarter of 2003.

     Research and Development. Research and development expenses increased $10.3 million to $44.3 million, or 29.7% of total revenues, in the nine months ended September 30, 2003, from $34.0 million, or 30.5% of total revenues, in the nine months ended September 30, 2002. The increase was primarily the result of a $8.0 million increase in the production of pre-commercial development lots in the nine months ended September 30, 2003, which are charged to development expense in the period manufactured. During the nine months ended September 30, 2003, two West Nile virus and two Ultrio development lots were produced in our manufacturing facilities resulting in approximately $7.5 million in development expense. In addition, there was a $1.2 million increase in clinical trial expenses relating to STD and blood screening products, a $0.9 million increase in temporary personnel costs, and a $1.8 million increase in other research and development expenses, including professional fees and lab supplies during the nine months ended September 30, 2003. These were partially offset by a $1.6 million decrease in research and development expenses in the nine months ended September 30, 2003 as a result of our recording all costs associated with the operation of our blood screening facility to cost of sales following FDA approval of our HIV-1/HCV blood screening products in February 2002.

     Marketing and Sales. Marketing and sales expenses increased $3.6 million to $16.5 million, or 11.1% of total revenues, in the nine months ended September 30, 2003, from $12.9 million, or 11.6% of total revenues, in the nine months ended September 30, 2002. The increase was primarily related to a $1.3 million increase in allocated expenses, such as fringe benefits, facilities and overhead, a $0.8 million increase in professional fees that was primarily attributable to an outside consulting company, a $0.6 million increase in marketing research and promotional expenses, and a $0.9 million increase in other marketing and sales expenses.

     General and Administrative. General and administrative expenses decreased $0.6 million to $15.8 million, or 10.6% of total revenues, in the nine months ended September 30, 2003, from $16.4 million, or 14.7% of total revenues, in the nine months ended September 30, 2002. The decrease was the result of a $1.1 million decrease in professional fees, in the nine months ended September 30, 2003, primarily due to last year’s spin-off, along with a $1.1 million decrease in professional fees for patents and other patent-related expenses (including amortization). These were partially offset by a $0.9 million increase in salaries and benefits resulting from higher staffing levels in the nine months ended September 30, 2003, and a $0.7 million increase in allocated expenses, such as fringe benefits, facilities and overhead.

     Amortization of Intangible Assets. Amortization of intangible assets was unchanged for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. Our goodwill is no longer amortized following our implementation of SFAS 142 in January 2002.

     Total Other Income, Net. Other income generally consists of investment and interest income offset by interest expense on borrowing and other items. The net other income of $1.5 million for the nine months ended September 30, 2003 was a $0.4 million decrease from the net other income of $1.9 million for the nine months ended September 30, 2002. The decrease in net other income in the nine months ended September 30, 2003, reflects the receipt in cash and recognition of income, from settlements of outstanding contractual issues with Chiron of $2.4 million and from a former vendor in the amount of $1.2 million during the nine months ended September 30, 2002. In addition, the Company reclassified the $1.25 million charge in 2002 associated with the early repayment of debt and the remaining deferred financing fees which were previously recorded as a $0.75 million extraordinary loss. In accordance with FASB 145, the Company reclassified the $0.75 million extraordinary loss ($1.25 million charge, net of a $0.5 million tax benefit) to interest expense. In addition, there was a $1.0 million increase in interest income from our short-term investments and a $0.9 million decrease in interest expense as the Company had no debt outstanding during the nine months ended September 30, 2003.

     Income Tax Expense. The expense for income taxes amounted to $13.4 million for the nine months ended September 30, 2003, compared to $2.8 million for the nine months ended September 30, 2002. This tax expense increase was attributable to the pre-tax profit of $39.0 million for the nine months ended September 30, 2003, compared to $10.8 million for the nine months ended September 30, 2002. Gen-Probe’s effective tax rate was 34.3% for the nine months ended September 30, 2003, compared to 25.4% for the nine months ended September 30, 2002. The effective tax rates are less than the combined federal and state statutory rates for the periods primarily due to the benefit of federal and state research and development and investment credits available to us.

Liquidity and Capital Resources

     Historically, we have financed our operations through revenues from operations, cash received from collaborative research agreements, royalty and license fees and the private placement of debt. At September 30, 2003, we had $140.7 million of cash and cash equivalents and short-term investments.

     For the nine months ended September 30, 2003, net cash provided by operating activities was $32.2 million, compared to $22.6 million for the nine months ended September 30, 2002. For the nine months ended September 30, 2003, net cash from operating activities of $32.2 million was primarily the result of net income of $25.7 million plus depreciation and amortization of $11.8 million. These were partially offset by a $3.3 million increase in prepaid and other current assets, a $2.2 million increase in receivables and a $2.0 million increase for inventory purchases. In addition, there was a $2.2 million increase in cash from changes in other assets and liabilities.

     Our investing activities used cash of $50.0 million for the nine months ended September 30, 2003, compared to $12.3 million for the nine months ended September 30, 2002. During the nine months ended September 30, 2003, the Company paid net cash of $5.9 million for the acquisition of Molecular Light Technology. In addition, our investing activities consisted of net purchases of $64.0 million for short-term investments and $8.4 million for capital expenditures. Our expenditures for capital additions vary based on the stage of certain development projects and may increase in the future related to the timing of development of new product opportunities and to support expansion of our facilities in connection with those opportunities. However, the average age of our property, plant and equipment is approximately five years, which gives us flexibility in planning capital expenditures.

     Net cash provided by financing activities was $12.3 million for the nine months ended September 30, 2003, compared to $63.9 million for the nine months ended September 30, 2002. The decrease was primarily due to $75.9 million in cash received in 2002 from our merger with Gen-Probe Holding, partially offset by $12.0 million in payments made on our long term debt during 2002. During the nine months ended September 30, 2003, we received $12.3 million from the proceeds of stock option exercises and purchases made through our Employee Stock Purchase Plan or ESPP. On a going-forward basis, cash from financing activities will be affected by receipts from sales of stock under our new ESPP and from the exercise of stock options. We expect fluctuations to occur throughout the year, as the amount and frequency of stock-related transactions are dependent upon the market performance of our common stock along with other factors.

     We have an unsecured bank line of credit agreement with Wells Fargo Bank, N.A., which expires in July 2005, under which we may borrow up to $10.0 million, subject to a “borrowing base formula,” at the bank’s prime rate, or at LIBOR plus 1.0%. We have not taken advances against the line of credit since its inception. The line of credit agreement requires us to comply with various financial and restrictive covenants. Financial covenants include requirements as to tangible net worth, liabilities as a percentage of tangible net worth, the ratio of current assets to current liabilities, required minimum levels of earnings before interest, taxes, depreciation and amortization, the ratio of funded debt to earnings before interest, taxes, depreciation and amortization, and maximum levels of pre-tax and after tax losses. At December 31, 2002 and September 30, 2003, we were in compliance with all covenants.

     On December 10, 2001, Chugai Pharmaceutical announced its intention to distribute all of the shares of our common stock that it held to its shareholders, and on June 27, 2002 Chugai Pharmaceutical’s shareholders approved this transaction. In connection with the transaction, in March 2002, Gen-Probe Holding Company, Inc., our former direct parent company, commenced a reorganization that resulted in our becoming a wholly owned subsidiary of Chugai Pharmaceutical. The reorganization involved the sale or transfer by Gen-Probe Holding of certain assets, including its ownership interest in Chugai Pharma USA, LLC, the successor to our former sister company Chugai Biopharmaceuticals, Inc., to other Chugai Pharmaceutical subsidiaries. On July 23, 2002, Gen-Probe Holding merged into us. At the time of the merger, Gen-Probe Holding held $75.9 million of cash, 37 acres of land, which includes the site of our headquarters building, valued at that time at approximately $30 million and net other assets of $1.5 million. On September 15, 2002, Chugai Pharmaceutical completed the distribution of all shares of our common stock to its shareholders, finalizing the spin-off and making Gen-Probe an independent, publicly traded company.

Contractual Obligations and Commercial Commitments

     Our contractual obligations due to lessors for properties that we lease as well as other amounts due for purchase commitments as of September 30, 2003 were as follows (amounts in thousands):

Contractual Obligations	Total	2003	2004	2005	2006	2007	Thereafter

Operating leases(1)	$4,261	$309	$1,270	$978	$845	$763	$96

Total(2)	$4,261	$309	$1,270	$978	$845	$763	$96

(1)	Reflects obligations on facilities under operating leases in place as of September 30, 2003. Future minimum lease payments are included in the schedule.

(2)	Does not include amounts relating to our obligations under our collaboration with Chiron. With respect to our collaboration with Chiron, each party has obligations to the other party. We are obligated to manufacture and supply our blood screening assays to Chiron, and Chiron is obligated to purchase all of the quantities of assays specified on a 90-day demand forecast, due 90 days prior to the date Chiron intends to take delivery, and certain quantities specified on a rolling 12-month forecast.

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

     We believe that our available cash balances, anticipated cash flows from operations and available line of credit will be sufficient to satisfy our operating needs for the foreseeable future. However, we operate in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, we may in the future be required to raise additional funds through the sale of equity or debt securities or from additional credit facilities. Additional capital, if needed, may not be available on satisfactory terms, if at all. Furthermore, additional debt financing may contain more restrictive covenants than our existing credit facility.

     We may from time to time consider the acquisition of businesses and/or technologies complementary to our business. We could require debt or equity financing if we were to engage in a material acquisition in the future. On August 29, 2003, we filed a Form S-3 shelf registration statement with the Securities and Exchange Commission relating to the possible future sale of up to an aggregate of $150 million of debt or equity securities.

Risk Factors

     The following information sets forth facts that could cause our actual results to differ materially from those contained in forward-looking statements we have made in this Quarterly Report and those we may make from time to time.

We expect to continue to incur significant research and development expenses, which may make it difficult for us to maintain profitability.

     In recent years, we have incurred significant costs in connection with the development of our blood screening products and the TIGRIS instrument system. We expect our expense levels to remain high in connection with our research and development as we continue to expand our product offerings and continue to develop products and technologies in collaboration with our strategic partners. As a result, we will need to continue to generate significant revenues to maintain profitability. Although we expect our research and development expenses as a percentage of revenue to decrease in future periods, we may not be able to generate revenues and may not maintain profitability in the future. Our failure to maintain profitability in the future would cause the market price of our common stock to decline.

Our quarterly revenue and operating results may vary significantly in future periods and our stock price may decline.

     Our operating results have fluctuated in the past and are likely to continue to do so in the future. Our revenues are unpredictable and may fluctuate due to changes in demand for our products, the timing of the execution of customer contracts and the initiation or termination of corporate collaboration agreements. A significant portion of our costs also can vary substantially between quarterly or annual reporting periods. For example, the total amount of research and development costs in a period often depends on the amount of research and development costs we incur in connection with manufacturing developmental lots and clinical trial lots. We expect the costs of manufacturing these lots to increase during the remainder of 2003 and in 2004 in connection with the initiation of clinical trials of the TIGRIS instrument for a blood screening application. Moreover, a variety of factors may affect our ability to make accurate forecasts regarding our operating results. For example, our blood screening products and some of our clinical diagnostic products, such as APTIMA Combo 2, have a relatively limited sales history, which limits our ability to project future sales accurately. Our share of revenue from commercial sales of assays that test for hepatitis C virus, or HCV, under our blood screening collaboration with Chiron will decrease to 45.75% of net revenues as of January 1, 2004, as a result of our recent amendment to our collaboration agreement with Chiron. In addition, we base our internal projections of our international sales on projections prepared by our distributors of these products. Because of all of these factors, our operating results in one or more future quarters may fail to meet or exceed financial guidance we may provide from time to time and the expectations of securities analysts or investors, which could cause our stock price to decline.

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

     We successfully completed beta trials, which are customer evaluations, of the TIGRIS system for clinical diagnostic applications at the University of Alabama (Birmingham) in August 2002 and for blood screening applications with The American Red Cross in November 2002. Clinical trials have been completed for clinical diagnostics and a premarket notification was filed with the Food and Drug Administration, or FDA, on July 18, 2003. The current development schedule calls for instruments to be installed at clinical trial sites by the end of 2003 for blood screening applications. Products as complicated as the TIGRIS system frequently require operating enhancements following their initial introduction. Delivery of products with defects, or reliability or quality problems, could require significant expenditures of capital and other resources and could significantly delay or hinder market acceptance of this product. Any such capital expenditures or delays could harm our operating results, materially damage our reputation and prevent us from retaining our existing customers and attracting new customers.

The adoption of the Financial Accounting Standards Board Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” as of January 1, 2002 could adversely affect our future results of operations and financial position.

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets,” which we adopted effective on January 1, 2002. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statement. As of September 30, 2003, we had goodwill and intangible assets valued at approximately $46.9 million, including $24.4 million of capitalized software relating to the TIGRIS system currently under development and $3.9 million of capitalized patents and purchased intangibles that have been included in “Other assets” on the face of the balance sheet. We performed the first of the required impairment tests of goodwill and indefinite lived intangible assets to determine if a transition impairment charge should be recognized under SFAS 142 and determined that there had been no impairments. In the future, we will test for impairment at least annually. These tests may result in a determination that the assets have been impaired. If at any time we determine that an impairment has occurred, we will be required to reflect the impaired value as a charge, resulting in a reduction in earnings in the quarter such impairment is identified and a corresponding reduction in our net asset value. A material reduction in earnings resulting from such a charge could cause us to fail to be profitable in the period in which the charge is taken or otherwise to fail to meet the expectations of investors and securities analysts, which could cause the price of our stock to decline.

Our profit margin on the sale of blood screening assays may decrease upon the implementation of individual donor testing.

     We currently receive revenues from the sale of the HIV-1/HCV blood screening assay for use with pooled donor samples. In pooled testing, multiple donor samples are initially screened by a single test, however, Chiron sells our HIV-1/HCV assay to blood collection centers on a per donation basis. We expect the blood screening market to ultimately transition from pooled testing to individual donor testing. A greater number of tests will be required for individual donor testing than are now required for pooled testing. Under our collaboration agreement with Chiron, we bear the cost of manufacturing our HIV-1/HCV assay. The greater number of tests required for individual donor testing will increase our variable manufacturing costs, including costs of raw materials and labor. If the price per donor or total sales volume does not increase in line with the increase in our total variable manufacturing costs, our gross profit margins from sales of the blood screening assay may decrease upon the adoption of individual donor testing. We are not able to accurately predict the extent to which our gross profit margin may be negatively affected as a result of individual donor testing because we do not know the ultimate selling price that Chiron would charge to the end user if individual donor testing were implemented.

Our future success will depend in part upon our ability to enhance existing products and to develop and introduce new products.

     The market for our products is characterized by rapidly changing technology, evolving industry standards and new product introductions, which may make our existing products obsolete. Our future success will depend in part upon our ability to enhance existing products and to develop and introduce new products, such as our NAT assay to detect West Nile virus. For example, we believe that we will need to continue to provide new products that can detect a greater number of organisms from a single sample. We also believe that we must develop new assays that can be performed on automated instrument platforms, such as the TIGRIS system we are currently developing.

     The development of new or enhanced products is a complex and uncertain process requiring the accurate anticipation of technological and market trends as well as precise technological execution. In addition, the successful development of new products will depend on the development of new technologies. We will be required to undertake time-consuming and costly development activities and to seek regulatory approval for these new products. We may experience difficulties that could delay or prevent the successful development, introduction and marketing of these new products. Regulatory clearance or approval of any new products may not be granted by the FDA or foreign regulatory authorities on a timely basis, or at all, and the new products may not be successfully commercialized.

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

     In the markets for clinical diagnostic products, a number of competitors, including F. Hoffmann-La Roche Ltd. and its subsidiary, Roche Molecular Diagnostics, Inc., Abbott Laboratories, Becton Dickinson and Company and bioMérieux S.A., compete with us for product sales, primarily on the basis of technology, quality, reputation, accuracy, ease of use, price, reliability, the timing of new product introductions and product line offerings. In markets outside of the United States, other factors, including local distribution systems, complex regulatory environments and differing medical philosophies and product preferences, influence competition as well. Some of our competitors have, and in the future these and other competitors may have, significantly greater financial, marketing, sales, manufacturing, distribution and technological resources than us. Moreover, these companies may have substantially greater expertise in conducting clinical trials and research and development, greater ability to obtain necessary intellectual property licenses and greater brand recognition than we do. In addition, we have licensed some of our proprietary technology relating to certain clinical diagnostic and food pathogen applications for use on specific instruments to bioMérieux, and we may license other technologies to potential competitors in the future. As a result, we may in the future compete with bioMérieux and these other licensees for sales of products incorporating our technology. Our competitors may be in a stronger position to respond quickly to new or emerging technologies, may be able to undertake more extensive marketing campaigns, may adopt more aggressive pricing policies and may be more successful in attracting potential customers, employees and strategic partners than we are. We believe that Roche Molecular Systems, Abbott Laboratories and Becton Dickinson also are developing automated systems similar to our TIGRIS instrument.

     In the market for blood screening products, our primary competitor is Roche Molecular Systems, which received FDA approval of its Polymerase Chain Reaction, or PCR, based NAT tests for blood screening in December 2002. We also compete with assays developed internally by blood banks and laboratories based on PCR, technology, an HCV antigen assay marketed by Ortho Clinical Diagnostics, a subsidiary of Johnson & Johnson, and immunoassay products from Abbott Laboratories. In the future, our blood screening products also may compete with viral inactivation technologies and blood substitutes.

     Chiron, with whom we have entered into a collaboration agreement for our blood screening products, retains certain rights to grant licenses of the patents related to HCV and HIV to third parties. Chiron has granted a license to Roche Molecular Systems in the blood screening field and has granted licenses to other companies in the clinical diagnostic field. To the extent that Chiron grants additional licenses, further competition will be created for sales of HCV and HIV assays and these licenses could affect the prices that can be charged for our products.

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

     If we raise funds through the issuance of debt or equity, including without limitation through the issuance of equity or debt securities pursuant to our Form S-3 shelf registration statement that we filed on August 29, 2003 with the Securities and Exchange Commission relating to the possible future sale of up to an aggregate of $150 million of debt or equity securities, any debt securities or preferred stock issued will have rights, preferences and privileges senior to those of holders of our common stock in the event of a liquidation and may contain other provisions that adversely effect the rights of the holders of our common stock. The terms of the debt securities may impose restrictions on our operations. If we raise funds through the issuance of equity or debt convertible into equity, this issuance would dilute your ownership interest in us.

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

     We rely on Chiron to distribute our blood screening products and Bayer to distribute some of our viral clinical diagnostic products. Commercial product sales by Chiron accounted for 36.8% of our total revenues for the nine months ended September 30, 2003 and 24.5% of our total revenues for 2002. Our agreements with Chiron and Bayer will terminate in 2010 unless extended. Both the Chiron and Bayer agreements can be extended by the development of new products under the agreements, in which case they will expire upon the later of the end of the original term or five years after the first commercial sale of the last new product developed during the original term.

     On February 26, 2001, we commenced an arbitration proceeding against Chiron in connection with our blood screening collaboration. The arbitration related primarily to the propriety of various deductions from gross revenues made by Chiron prior to calculating Gen-Probe’s share of revenues and the parties’ respective shares of revenues received from The American Red Cross prior to FDA approval of the HIV-1/HCV blood screening assay. Other disputed items included the parties’ respective obligations in connection with clinical trials of the HIV-1/HCV blood screening assay and future assays, Chiron’s obligation to purchase blood screening assays in compliance with its forecasts and the parties’ respective obligations with respect to royalties to be paid on a patent license from a third party. During the fourth quarter of 2001, we negotiated a resolution to most of the disputed items, and in January 2002, we received $6.9 million in partial settlement of the claims. In the event that we or Chiron commence arbitration against each other in the future under the collaboration agreement, proceedings could delay or decrease our receipt of revenue from Chiron or otherwise disrupt our collaboration with Chiron, which could cause our revenues to decrease and our stock price to decline.

     In November 2002, we initiated an arbitration proceeding against Bayer in connection with the clinical diagnostic collaboration. Under the terms of the collaboration agreement, Bayer acquired the exclusive right to distribute nucleic acid diagnostic tests designed and developed by us for the detection of HIV, hepatitis virus and other specified viruses, subject to specific conditions. Our demand for arbitration stated that Bayer has failed to fulfill the conditions required to maintain exclusive distribution rights. Accordingly, we are seeking confirmation that the agreement grants us, in the present circumstances, a co-exclusive right to directly distribute the viral diagnostic tests that are the subject of the agreement. Our arbitration demand also seeks money damages due to Bayer’s failure to use commercially reasonable efforts to promote, market and sell viral diagnostic assays developed by us. Bayer has stated that it intends to file a counterclaim for money damages based on alleged delays in the development of the TIGRIS instrument system. We and Bayer have stipulated to stop the arbitration several times, including currently until November 26, 2003 while the parties discuss a potential resolution of the matter. There can be no assurances as to the final outcome of the arbitration.

     We rely upon bioMérieux for distribution of some of our products in most of Europe, Rebio Gen, Inc. for distribution of some of our products in Japan and various independent distributors for distribution of our products in other regions. Our distribution agreement with bioMérieux terminates on May 1, 2006, although it may terminate earlier under certain circumstances. The distribution rights revert back to Gen-Probe upon termination. Our distribution agreement with Chugai Diagnostics Science, which was acquired by Fujirebio Inc. in September 2002, terminates on December 31, 2005.

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

     Historically, a limited number of customers has accounted for a significant portion of our total revenues, and we do not have any long-term commitments with these customers other than our collaboration agreement with Chiron. Our blood screening collaboration with Chiron accounted for 41.1% of our total revenues for the nine months ended September 30, 2003 and 29.7% of our total revenues for 2002. Our blood screening collaboration with Chiron is largely dependent on two large customers in the United States, The American Red Cross and America’s Blood Centers, but we did not receive any revenues directly from these entities. Chiron was our only customer that accounted for greater than 10% of our total revenues for the nine months ended September 30, 2003. In addition, Quest Diagnostics Incorporated, Laboratory Corporation of America Holdings and various state and city public health agencies accounted for an aggregate of 22.1% of our total revenues for the nine months ended September 30, 2003 and 26.0% of our total revenues for 2002. Although state and city public health agencies are legally independent of each other, they tend to act similarly with respect to their product purchasing decisions. We anticipate that our operating results will continue to depend to a significant extent upon revenues from a small number of customers. The loss of any of our key customers, or a significant reduction in sales to those customers, could significantly reduce our revenues.

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

     Our blood screening products must be manufactured in compliance with guidelines set forth by the FDA’s Center for Biologics Evaluation and Research, and our clinical diagnostic products must be manufactured in compliance with the guidelines set forth by the FDA’s Center for Devices and Radiological Health. Maintaining compliance with more than one division of the FDA adds complexity and cost to our overall manufacturing processes. In addition, our manufacturing facilities and those of our contract manufacturers are subject to periodic regulatory inspections by the FDA and other federal and state regulatory agencies, and these facilities are subject to Quality System Regulations requirements of the FDA. We or our contractors may fail to satisfy these regulatory requirements in the future, and any failure to do so may prevent us from selling our products.

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

     Sales of our products outside the United States accounted for 14% of our total revenues for both the nine months ended September 30, 2003 and the year ended December 31, 2002. Sales by Chiron outside of the United States accounted for 58% of our international revenues for the nine months ended September 30, 2003 and 41% of our international revenues for 2002. Chiron has responsibility for the international distribution of our blood screening products, which includes sales in France, Australia, Singapore, New Zealand, Italy and other countries. Our sales in France and Japan that were not made through Chiron accounted for 16% and 10%, respectively, of our international sales for the nine months ended September 30, 2003 and 19% and 14%, respectively, for 2002.

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

If third-party payors do not reimburse our customers for the use of our products or reduce reimbursement levels, our ability to sell our products profitably will be harmed.

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

     Third-party payors’ reimbursement policies also may affect sales of our products that screen for more than one pathogen at the same time, such as our APTIMA Combo 2 product for screening for the causative agents of gonorrhea and chlamydial infections in the same sample. Third-party payors may choose to reimburse our customers on a per test basis, rather than on the basis of the number of results given by the test. This may result in laboratories and hospitals electing to use separate tests to screen for each disease so that they can receive reimbursement for each test they conduct. In that event, laboratories and hospitals likely would purchase separate tests for each disease, rather than our products that test for more than one microorganism.

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

     We are dependent on licenses from third parties for some of our key technologies. For example, our patented Transcription-Mediated Amplification technology is based on technology we have licensed from Stanford University and the chemiluminescence technology we use in our products is based on technology licensed by Molecular Light Technology Limited from the University of Wales College of Medicine. If our license with respect to any of these technologies is terminated for any reason, we will not be able to sell products that incorporate the technology. In addition, although our research staff seeks to discover particular nucleic acid sequences for targeted diseases, our ability to develop additional diagnostic tests for diseases may depend on the ability of third parties to discover particular sequences or markers and correlate them with disease, as well as the rate at which such discoveries are made. Likewise, our ability to design products that target these diseases may be based on our ability to obtain the necessary rights from third parties who make any such discoveries. In addition, there are a finite number of diseases and conditions for which our NAT assays may be economically viable. If we are unable to obtain access to new technologies or the rights to particular sequences or markers necessary for additional diagnostic products on commercially reasonable terms, we may be limited in our ability to develop new diagnostic products.

The intellectual property rights on which we rely to protect the technologies underlying our products may be inadequate to prevent third parties from using our technologies or developing competing products.

     Our success will depend in part on our ability to obtain patent protection for, or maintain the secrecy of, our proprietary products, processes and other technologies for development of blood screening and clinical diagnostic products and instruments. Although we have 179 United States patents and 172 foreign patents, these patents, or any patents that we may own or license in the future, may not afford meaningful protection for our technology and products. The pursuit and assertion of a patent right, particularly in areas like nucleic acid diagnostics and biotechnology, involve complex determinations and, therefore, are characterized by substantial uncertainty. In addition, the laws governing patentability and the scope of patent coverage continue to evolve, particularly in biotechnology. As a result, patents might not issue from certain of our patent applications or from applications licensed to us. In addition, all of our existing patents will expire by May 1, 2021, and the patents we may obtain in the future also will expire over time.

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

     The diagnostic products industry has a history of patent and other intellectual property litigation, and these lawsuits likely will continue. Because we produce and provide many different products and services in this industry, we have faced in the past, are currently facing, and may face in the future, patent infringement suits by companies that control patents for similar products and services or other suits alleging infringement of their intellectual property rights. In order to protect or enforce our intellectual property rights, we may have to initiate legal proceedings against third parties. Legal proceedings relating to intellectual property typically are expensive, take significant time and divert management’s attention from other business concerns. The cost of this litigation could adversely affect our results of operations, making us less profitable. Further, if we do not prevail in an infringement lawsuit brought against us, we might have to pay substantial damages, including treble damages, and we could be required to stop the infringing activity or obtain a license to use the patented technology.

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

     As part of our business strategy, we intend to pursue acquisitions of other complementary businesses and technology licensing arrangements. We also intend to pursue strategic alliances that leverage our core technology and industry experience to expand our product offerings and geographic presence. We have limited experience with respect to acquiring other companies and with respect to the formation of collaborations, strategic alliances and joint ventures. If we make future acquisitions, we may not be able to integrate these acquisitions successfully into our existing business and we could assume unknown or contingent liabilities. Any future acquisitions by us also could result in large and immediate write-offs or the incurrence of debt and contingent liabilities, any of which could harm our operating results. Integration of an acquired company also may require management resources that otherwise would be available for ongoing development of our existing business. We may not identify or complete these transactions in a timely manner, on a cost-effective basis, or at all, and we may not realize the anticipated benefits of any acquisition, technology license or strategic alliance.

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

     In August 2003, we acquired a majority of the outstanding shares of Molecular Light Technology Limited and its subsidiaries and in the future, we may acquire additional businesses or technologies, or enter into strategic transactions. Managing these acquisitions and any future acquisitions will entail numerous operational and financial risks, including:

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

     Growth in our business has placed and may continue to place a significant strain on our personnel, facilities, management systems and resources. We will need to continue to improve our operational and financial systems and managerial controls and procedures and train and manage our workforce. We will have to maintain close coordination among our various departments. If we fail to effectively manage our growth and address the foregoing concerns, it could adversely affect our ability to pursue business opportunities and expand our business.

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

     We are exposed to foreign exchange risk for expenditures in certain foreign countries, but the total receivables and payables denominated in foreign currencies at September 30, 2003 were not material. We believe that our business operations are not exposed to market risk relating to commodity price risk or equity price risk.

Item 4. Controls and Procedures

     As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the quarter ended September 30, 2003.

     An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any change in our internal controls over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. That evaluation did not identify any change in our internal controls over financial reporting that occurred during our latest fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 6. Exhibits and Reports on Form 8-K

a) Exhibits

3.1(1)	Form of Amended and Restated Certificate of Incorporation of Gen-Probe Incorporated.

3.2(1)	Form of Amended and Restated Bylaws of Gen-Probe Incorporated.

4.1(1)	Specimen common stock certificate

4.2(2)	Rights Agreement, dated as of September 16, 2002, between Gen-Probe Incorporated and Mellon Investor Services LLC, which includes the form of Certificate of Designations of the Series A Junior Participating Preferred Stock of Gen-Probe Incorporated as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C.

4.3(3)	First Amendment to Rights Agreement, dated October 9, 2002, between Gen-Probe Incorporated and Mellon Investor Services LLC.

10.53(4)	Employee Stock Purchase Plan of Gen-Probe Incorporated.

10.54(4)	The 2003 Incentive Award Plan of Gen-Probe, Incorporated.

31.1	Certification dated November 13, 2003, of Principal Executive Officer required pursuant to 18 USC. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification dated November 13, 2003, of Principal Financial Officer required pursuant to 18 USC. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification dated November 13, 2003, of Principal Executive Officer required pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification dated November 13, 2003, of Principal Financial Officer required pursuant to 18 USC. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to Gen-Probe’s Amendment No. 2 to Registration Statement on Form 10 filed with the Securities and Exchange Commission (the “Commission”) on August 14, 2002.

(2)	Incorporated by reference to Gen-Probe’s Report on Form 8-K filed with the Commission on September 17, 2002.

(3)	Incorporated by reference to Gen-Probe’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2002.

(4)	Filed as an exhibit to Gen-Probe’s registration statement on Form S-8 filed with the Commission on May 29, 2003 (File No. 333-105649).

(b) Reports on Form 8-K.

(1)	On July 31, 2003, the Company filed a report on Form 8-K for the announcement of its second quarter results and the related press release dated July 31, 2003.

(2)	On August 8, 2003, the Company filed a report on Form 8-K for the announcement of its acquisition of 65.6% of Molecular Light Technology Limited for approximately $7.2 million and the related press release dated August 8, 2003.

(3)	On September 5, 2003, the Company filed a report on Form 8-K for the announcement of its Board of Directors’ approval of a two-for-one stock split to be implemented as a 100% stock dividend to all stockholders of record as of September 16, 2003, to be distributed on or about September 30, 2003, and the related press release dated September 5, 2003.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: November 13, 2003	By: /s/ Herm Rosenman

Herm Rosenman
Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer
and Principal Accounting Officer)