Form 10-K
period 2003-12-31
GEN PROBE INC
filed 2004-03-09
CIK 820237

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑       No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑       No ☐

      As of June 30, 2003, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $488,304,222 million, based on the closing price of the registrant’s common stock on the Nasdaq National Market on June 30, 2003 of $20.485 per share.

      As of March 1, 2004, 49,020,004 shares of registrant’s common stock, $0.0001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after close of the fiscal year are incorporated by reference into Part III of this report.

GEN-PROBE INCORPORATED

TABLE OF CONTENTS

FORM 10-K
For the Year Ended December 31, 2003

i

PART I

TRADEMARKS AND TRADE NAMES

      ACCUPROBE®, APTIMA®, APTIMA COMBO 2®, DTSTM, GEN-PROBE®, LEADER®, PACE®, TIGRIS®, TMATM and our other logos and trademarks are the property of Gen-Probe Incorporated. PROCLEIX® and ULTRIOTM are trademarks of Chiron Corporation. VERSANT® is a trademark of Bayer Corporation. All other brand names or trademarks appearing in this Annual Report on Form 10-K are the property of their respective holders. Use or display by us of other parties’ trademarks, trade dress or products in this Annual Report is not intended to, and does not imply a relationship with, or endorsements or sponsorship of, us by the trademark or trade dress owners.

FORWARD-LOOKING STATEMENTS

      This Annual Report and the information incorporated herein by reference contain forward-looking statements that involve a number of risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Although our forward-looking statements reflect the good faith judgment of our management, these statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from results and outcomes discussed in the forward-looking statements.

      Forward-looking statements can be identified by the use of forward-looking words such as “believes,” “expects,” “hopes,” “may,” “will,” “plan,” “intends,” “estimates,” “could,” “should,” “would,” “continue,” “seeks,” “pro forma” or “anticipates,” or other similar words (including their use in the negative), or by discussions of future matters such as the development of new products, technology enhancements, possible changes in legislation and other statements that are not historical. These statements include but are not limited to statements under the captions “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as other sections in this report. You should be aware that the occurrence of any of the events discussed under the heading “Item 1. Business — Risk Factors” and elsewhere in this Annual Report could substantially harm our business, results of operations and financial condition. If any of these events occurs, the trading price of our common stock could decline and you could lose all or a part of the value of your shares of our common stock.

      The cautionary statements made in this Annual Report are intended to be applicable to all related forward-looking statements wherever they may appear in this Annual Report. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report.

Item 1.     Business

Overview

      We are a global leader in the development, manufacture and marketing of rapid, accurate and cost-effective nucleic acid probe-based products used for the clinical diagnosis of human diseases and for screening donated human blood. Founded in 1983, we pioneered the scientific and commercial development of nucleic acid testing, or NAT. By utilizing nucleic acid probes that specifically bind to nucleic acid sequences known to be unique to target organisms, NAT enables detection of microorganisms that are difficult or time-consuming to detect with traditional laboratory methods. The United States Food and Drug Administration, or FDA, approved human immunodeficiency virus (type 1), or HIV-1, assay, hepatitis C virus, or HCV, assay, and our investigational test for West Nile virus, or WNV, are currently utilized to screen over 80% of the United States donated blood supply for HIV-1, HCV and WNV.

      We generate revenues primarily from sales of clinical diagnostic and blood screening assays. Our clinical diagnostic products are marketed to laboratories and public health institutions in the United States and Canada through our direct sales force of approximately 35 representatives. We have agreements with Chiron, Bayer, bioMérieux and Fujirebio, through its subsidiary Rebio Gen, Inc., to market some of our clinical diagnostic products in various global markets. In addition to product sales, we also generate revenues through research collaborations with government organizations and healthcare companies and through licenses of our patented NAT technologies.

      We have achieved a leading position in the industry because of our technologically advanced and reliable NAT assays and instruments and the capabilities of our sales force and technical support group. Our investment in research and development has enabled us to develop a portfolio of proprietary and patented technologies that we combine to create NAT products to meet our customers’ changing needs for rapid, accurate and cost-effective assays. We also have worked with outside vendors to develop a range of instrument systems to perform our assays. We have developed what we believe to be the world’s first fully automated, integrated, high-throughput, NAT instrument system, known as the TIGRIS DTS System or TIGRIS instrument. In December 2003, we received approval from the FDA for sexually transmitted disease, or STD, testing on the TIGRIS instrument using our APTIMA Combo 2 assay. We believe the TIGRIS instrument will significantly reduce labor costs and contamination risks in high-volume diagnostic testing environments and enable large blood collection centers to individually test each donor’s blood. The TIGRIS instrument is intended initially for clinical diagnostic applications. We initiated a clinical trial on the TIGRIS instrument for a blood screening application in January 2004.

      We were incorporated under the laws of the state of Delaware in 1987. In September 2002, we were spun off from Chugai Pharmaceutical, Ltd., our former indirect parent as a separate, stand-alone company. Our common stock began regular-way trading on the Nasdaq National Market on September 16, 2002.

      We make available free of charge on or through our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. Our Internet address is http://www.gen-probe.com. The information contained in, or that can be accessed through, our website is not part of this Annual Report.

Technology

      Nucleic acid testing technology is based on detection of unique portions of nucleic acids, which store and transfer genetic information in all living organisms. The two main types of nucleic acids are deoxyribonucleic acid, or DNA, and ribonucleic acid, or RNA. DNA functions as a stable repository of genetic information, while RNA typically serves to transfer the information stored within DNA to the cell’s machinery for making proteins.

      DNA and RNA are both composed of chains of chemical subunits called nucleotides. There are four types of nucleotides in DNA, which differ in one chemical part called a base. The four different bases are: adenine, thymine, guanine and cytosine (abbreviated A, T, G and C). These four nucleotides form the building blocks of all DNA. The sequence of the individual A, T, G and C nucleotides in a DNA molecule encodes the genetic information that instructs the cell how to make particular proteins. Because DNA sequences determine which proteins a cell will make, the differences in a cells’ DNA sequences make the cells of one organism differ from the cells of another.

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

      If the target organism is present in the sample, the probe should bind to the target organism’s nucleic acids because the sequence of the probe has been designed to be complementary to them. By attaching a detectable label to a probe, it is possible to determine how much, if any, probe has bound to sequences from the target organism.

Current Market Opportunity

Overview

      The NAT market developed in response to a need for more rapid, sensitive and specific diagnostic tests for the detection of infectious microorganisms than were previously available using traditional laboratory procedures, such as culture and immunoassays. Culture methods require the growth of a microorganism in a controlled medium and can take several days or longer to yield a definitive diagnostic result. By contrast, nucleic acid probes, which specifically bind to nucleic acid sequences that are known to be unique to the target organisms, can generally deliver a diagnostic result in just hours. For example, culture tests for Mycobacterium tuberculosis can take six to eight weeks for a traditional culture-based diagnosis, compared to only a few hours for NAT. The greater sensitivity and increased specificity of NAT allows for the detection of the presence of a lower concentration of the target organism and helps clinicians distinguish between harmful and benign microorganisms, even when the organisms are closely related, reducing the potential for “false negative” results and thus the number of undiagnosed individuals or individuals who are incorrectly diagnosed as having the disease. For example, the greater sensitivity of amplified NAT allows for the rapid, direct detection of a target organism like Chlamydia trachomatis in urine, even when it is present in low concentrations. In addition, without amplified NAT, more invasive methods of collection like cervical or urethral swabs must be used.

      According to Boston Biomedical Consultants, Inc., the worldwide in vitro diagnostic, or IVD, NAT market in 2003, translated into United States dollars was approximately 1.5 billion. While NAT represents only a small portion of the estimated $26 billion worldwide IVD market, it is the fastest growing segment. Boston Biomedical Consultants, Inc., reported that the worldwide NAT market grew approximately 25% in dollars from 2002 to 2003 and 18% in local currency. We focus our business on market opportunities in two principal segments of the NAT market, clinical diagnostics and blood screening. The clinical diagnostic market currently accounts for the majority of our NAT sales. According to Sannes and Associates, Inc., our sales represented approximately 53% of the total chlamydia and gonorrhea tests sold in the United States in 2003. In addition, according to a June 2003 survey by the Centers for Disease Control and Prevention, or CDC, our sales represented approximately 71% of the United States amplified tuberculosis testing market at that time. We also are exploring opportunities to develop products to address emerging segments of the NAT market. The diagram below illustrates existing and emerging NAT markets with some examples of product targets within each category.

The Product Categories in Which We Compete

      Clinical Diagnostics for the Detection of Non-Viral Microorganisms. NAT assays currently are used to detect the microorganisms causing various STDs, including chlamydia and gonorrhea, as well as those causing various other infectious diseases, such as Mycobacterium tuberculosis, Group A Streptococcus and Group B Streptococcus.

      Chlamydia, the common name for the condition of infection with the bacterium Chlamydia trachomatis, is the most prevalent bacterial sexually transmitted infection in the United States, with more than three million new cases in the United States each year according to the CDC. The clinical consequences of undiagnosed and untreated chlamydia infections include pelvic inflammatory disease, ectopic pregnancy and infertility. Gonorrhea, the disease caused by the bacterium Neisseria gonorrhoeae, is the second most frequently reported STD in the United States, according to the CDC. The CDC estimates that each year approximately 600,000 people in the United States develop gonorrhea. Untreated gonorrhea is also a major cause of pelvic inflammatory disease, which may lead to infertility or abnormal pregnancies. In addition, recent data suggests that gonorrhea facilitates HIV transmission. Chlamydia and gonorrhea infections frequently co-exist, complicating the clinical differential diagnosis. Because chlamydia and gonorrhea infections are often asymptomatic, screening programs are important in high-risk populations such as sexually active men and women between the ages of 14 and 24. Currently, most of the testing for chlamydia and gonorrhea occurs in the United States.

      Tuberculosis, or TB, the disease caused by the microorganism Mycobacterium tuberculosis, remains one of the deadliest diseases in the world. The World Health Organization, or WHO, estimates that each year there are more than eight million new cases of tuberculosis worldwide and approximately two million people die from the disease. Group B Streptococcus, or GBS, represents a major infectious cause of illness and death in newborns in the United States and can cause epilepsy, cerebral palsy, visual impairment, permanent brain damage and retardation. Group A Streptococcus, or GAS, is the cause of “strep” throat, which if left untreated may cause serious complications, such as rheumatic fever and rheumatic heart disease.

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

      HIV is the virus responsible for acquired immune deficiency syndrome, or AIDS. In 2002, there were approximately 816,000 reported cases of AIDS in the United States, according to the CDC. Individuals with AIDS show progressive deterioration of their immune systems and become increasingly susceptible to various diseases, including many that rarely pose a threat to healthy individuals.

      HCV is a blood-borne pathogen posing one of the greatest health threats in developing countries. According to WHO, about 80% of newly infected patients progress to develop chronic infection, which can lead to both cirrhosis and liver cancer. In addition, WHO reports that approximately 170 million people are infected worldwide with HCV.

      The Hepatitis B Foundation estimates that almost 100,000 new people in the United States are infected with HBV. Chronic HBV infection can lead to the development of severe, potentially fatal complications, such as cirrhosis of the liver.

      Blood Screening. We believe the field of blood screening is one of the fastest growing areas for NAT assays. Worldwide, approximately 75 million units of blood are drawn annually. Before being used for transfusion, blood must be screened to ensure that it does not contain infectious agents. The most serious threats to recipients of donated blood are HIV, HCV and HBV. There is also growing concern over the presence of other viruses in the donated blood supply, including WNV, parvo B19 and hepatitis A virus, or HAV. In the United States, most blood collection centers have begun NAT screening of donated blood by taking samples from individual units of blood and then combining these samples into pools of 16 or 24 samples. These pooled samples are then tested to determine whether HIV or HCV is present. If the presence of a virus is detected, additional testing is then conducted to determine which sample in the pool contains the virus. Some of our customers, such as the United States military, test blood units individually rather than in pools.

      Prior to the introduction of NAT for blood screening, blood collection centers used immunoassays to determine the presence of blood-borne pathogens through the detection of virus-specific antibodies and viral antigens. These tests either directly detect the viral antigens or detect antibodies formed by the body in response to the virus. Consequently, if the donor has not developed detectable antibodies or detectable amounts of viral antigens as of the time of the donation, recipients of that blood may be unwittingly exposed to serious disease. In the case of HIV-1, antibodies are detectable in the blood approximately 22 days after infection. With HCV, the window between the time of infection and the detection of the antibodies is much longer, approximately 70 days or more. NAT technology can narrow both windows significantly through amplification and detection of the nucleic acid material of the viruses themselves rather than requiring the development of detectable levels of antibodies or viral antigens. According to the CDC, NAT will reduce the window period for HIV-1 detection from 22 days for tests relying on HIV-1 antibodies to 12 days. We believe that NAT reduces the window period for HCV detection from approximately 70 days for tests relying on HCV antibodies to approximately 10 to 14 days. We believe that individual donor testing, or IDT, NAT assays may reduce the window period for HBV detection by 25 to 30 days, compared to HBV antibody tests for detection of HBV surface antigen.

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

      Advances in automated testing. We believe that the introduction of automated instrumentation, such as our TIGRIS instrument, will facilitate growth in both the clinical diagnostics and blood screening segments of the NAT market. It is becoming increasingly difficult for clinical laboratories to recruit and retain skilled laboratory technologists. Within the STD segment, we anticipate that demand will increase as the technology is applied to diagnose new target viral microorganisms, including human papilloma virus, which has been linked to cervical cancer, and the herpes virus. The rate of market growth for testing additional STD-related microorganisms will depend heavily upon automation, as well as continuing advances in testing methodologies that address the issues of specificity, sensitivity, contamination, ease of use, time to results and overall cost effectiveness.

      Additionally, we believe there will be significant demand for automation if blood collection centers begin the screening of individual blood donations rather than the testing of pooled samples, in an effort to further improve the safety of the nation’s blood supply. Individual unit screening at larger blood centers currently is impractical without automated instrumentation because of the throughput limitations of current semi-automated instruments. In addition, we believe automation will encourage adoption of additional blood screening tests, such as tests for HBV, WNV, parvo B19 and HAV.

      Responsiveness to newly emerging threats. We believe that our ability to respond rapidly to the emergence of deadly new infectious diseases, such as WNV and Severe Acute Respiratory Syndrome, or SARS, will contribute to the growth of our blood screening and diagnostic businesses. Our platform of generic reagents and assay formats allows us to rapidly develop new assays for our blood screening or diagnostic businesses as soon as we know the genetic sequence of a new organism.

      Increased focus on safety of blood supply. We believe blood collection centers will continue to focus on improving the safety of donated blood by adopting the most advanced blood screening technologies available. In addition, we believe that some blood collection centers will seek to adopt individual donor testing for some or all organisms, rather than the testing of pooled samples, as automated instrumentation technologies make such testing feasible.

      Growth in viral load testing. We expect increased monitoring of patients on antiviral therapies to contribute to the growth in the market for NAT products. Antiviral therapies are managed by periodic measurement of the virus to determine if the virus has cleared, is below the level of detection of the assay or the remaining level of the virus in a patient, known as the “viral load,” and the detection of viral sub-types when they are present. When the test result is not below the detectable level of the assay, monitoring the viral load can be used to determine when therapy is appropriate, to monitor therapy and to determine the optimal time for a change in therapy. The primary diseases that are the subject of viral monitoring include HIV, HCV and HBV. Nucleic acid viral load tests for HIV have been widely adopted by clinical laboratories over the past six years, but we expect market growth in the short-term because of the introduction of new therapies and increased testing worldwide. In addition, we expect increases in monitoring for HCV in connection with the emergence of new antiviral therapies for HCV. Numerous research programs exist today in anti-viral therapy, with novel antiviral therapeutics in development that have the potential to produce corresponding diagnostic opportunities. As these therapies are developed, we expect a corresponding increase in demand for NAT products to monitor the efficacy of these therapies.

      Development of emerging markets for NAT technology. We believe markets will continue to develop for new applications for NAT technology in both clinical and non-clinical fields. Among clinical fields, we believe NAT technology will be utilized in the areas of new analytes, such as the WNV, cancer diagnosis and pharmacogenomics, which involves the study of the relationship between nucleic acid variations and an individual’s response to a particular drug.

      DNA probe diagnostics for hematological cancers already are growing steadily, but we believe that the greatest opportunity will be in the diagnosis, prognosis, high-risk screening and monitoring of solid tumors. New markers to detect the presence of cancer cells in tumors are being discovered at an ever-increasing rate, and we believe that once these markers have been clinically validated, there will be a large market for NAT-based cancer diagnostic products. In addition, our recent license and collaboration agreement with DiagnoCure could represent an innovative application of our NAT technology to detect a new specimens genetic marker in urine for prostate cancer called PCA3 (DD3).

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

      Emerging non-clinical markets for NAT include water, food, beverage, bioterrorism and environmental testing. Today, these markets predominately use traditional methods for microbiological testing, such as culture. However, there is increasing demand for NAT technology to provide more rapid and efficient tests.

      Improvements in Detection Technologies. Current amplified nucleic acid tests generally provide an “end point” result, requiring that the amplification and detection processes are completed before a result is obtained. New technology now in development is likely to permit kinetic or “real time” detection of target analytes as amplification proceeds, permitting conclusions to be drawn before the amplification process is complete, and thereby reducing the time to an “end point” result. Real time detection methods also offer the advantage of providing a qualitative and quantitative result from a single test.

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

Extensive Product and Intellectual Property Portfolio

      We believe that we are unique in offering our customers a broad portfolio of both non-amplified and amplified NAT assays, as well as multiple instrumentation platforms on which to perform our NAT assays. Our expertise in NAT products has enabled us to develop FDA-approved products for the detection of microorganisms causing infectious diseases. In February 2002, we received FDA approval for our Procleix HIV-1/ HCV assay, which is currently utilized to screen over 80% of the United States donated blood supply for HIV-1 and HCV. Prior to FDA approval, our Procleix HIV-1/ HCV assay was used pursuant to Investigational New Drug, or IND, protocols. In June 2003, we announced that our WNV assay was available for use by United States blood centers to begin clinical testing of the virus in freshly donated human blood. Our NAT assays currently are performed on our proprietary luminometers and our semi-automated Direct Tube Sampling, or DTS, and TIGRIS (in the case of our APTIMA Combo 2 assay) instruments. Our products and technologies are covered by 344 United States and foreign patents, and we proactively pursue an aggressive patent strategy designed to protect both existing products and new innovations.

Innovative Product Research and Development

      We pioneered the development of the NAT market with our introduction of the first FDA-approved probe-based assays in 1985. As of January 31, 2004, our world-class research and development group, consisted of more than 200 employees, 84 of whom hold advanced degrees. From our PACE family of products to our amplified APTIMA Combo 2 assay, which can detect both chlamydia infections and gonorrhea in urine samples from symptomatic or asymptomatic patients, our scientists have developed proprietary assays that have brought significant innovation to the market for NAT clinical diagnostics. To complement these products, we have developed and continue to develop instrumentation technologies that enable our customers to increase throughput while improving accuracy in a cost-effective manner. We have developed what we believe to be the world’s first fully automated, integrated, high-throughput, NAT instrument system, known as the TIGRIS. Our current initiatives to expand our position in clinical diagnostics and blood screening while applying our core NAT technologies to cancer detection, genetic testing and industrial testing, are consistent with our philosophy of designing innovative products to meet the existing needs of our customers as well as the emerging needs of new markets.

Brand Recognition

      We believe that we benefit from significant brand name recognition and customer loyalty among laboratories and physicians in the market for NAT assays. We believe our history of technological innovation, quality manufacturing, comprehensive sales capabilities and commitment to customer support has resulted in customer satisfaction and retention. We estimate that greater than 90% of our STD product sales during 2003 were to repeat customers. We believe that our brand name also facilitates market acceptance of our new products, providing us with opportunities for growth. Our selection in 1998 by The American Red Cross as its sole source for NAT assays for blood screening is an example of our standing in the industry.

Sales and Technical Support Capabilities

      As of January 31, 2004, our direct sales force consisted of approximately 35 representatives and a 16-member technical field support group. We believe that these individuals comprise one of the most knowledgeable and effective sales and support organizations in the molecular diagnostics industry. Our sales representatives have an average of 15 years of overall sales experience, with an average of 6 years focused on sales of NAT products. We view our long-standing relationships with laboratory customers and the value-added services that our sales force and technical field specialist group offer, including technical product assistance, customer support and new product training, as central to our success in the United States clinical diagnostics market. We complement our sales force with leading international distributors and the direct sales organizations of our collaborative partners.

Regulatory, Clinical and Quality Assurance Experience

      Our products, design control and manufacturing processes are regulated by numerous third parties including the FDA, foreign governments, independent standards auditors and customers. Our team of nearly 95 regulatory, clinical and quality systems professionals has successfully led us through multiple quality and compliance audits. In addition, we have designed and built our two manufacturing facilities to comply with the highest FDA and quality standards. We began production in our blood screening product manufacturing facility in 1999. This facility meets the strict standards set by the FDA’s Center for Biologics Evaluation and Research, or CBER, for the production of blood screening products. In addition, we have obtained ISO 9001 and EN 13485 certification from the TUV. We believe our expertise in regulatory, clinical and quality assurance and our manufacturing facilities enables us to efficiently and effectively design, manufacture and secure approval for new products and technologies that meet the rigorous standards set by governing bodies and our customers.

Our Growth Strategy

      We have successfully created and maintained a leadership position in the NAT testing market. From this strong position, we plan to grow our business through the following strategies:

Establish Leadership Positions in New Markets by Leveraging Our Core Technologies

      We have had a successful track record in identifying new market opportunities and becoming the market leader in a number of NAT testing segments by providing innovative product solutions based on our proprietary technology base. In the past we have utilized our patented technology portfolio, innovation and market development expertise to establish leadership positions in a number of areas, including chlamydia, gonorrhea and tuberculosis testing. Our ability to strategically identify and assume leadership roles in new markets was most recently evidenced by our entrance into the blood screening market. We successfully developed the first FDA-approved NAT assay for HIV-1/ HCV detection, our Procleix HIV-1/HCV assay, which is currently used to screen over 80% of the United States donated blood supply. In addition, our WNV assay, which is available for use by United States blood centers to begin clinical testing of the virus in freshly donated human blood, is currently being used to screen approximately 80% of the United States blood supply. We currently are exploring opportunities and expect to develop new products for emerging NAT markets. We have developed our first cancer-related product, a TMA-based assay for the detection of chronic myelogenous leukemia, or CML, that has been approved in Japan. Our license and collaboration agreement with DiagnoCure could represent an innovative application of our NAT technology to detect a new, highly specific genetic marker for prostate cancer. In the industrial market, we have developed a NAT assay for Listeria monocytogenes, a food pathogen, that is used by the dairy industry in Europe, and a NAT assay for mycoplasma that is used by tissue culture facilities to detect for contamination of cell lines. We also are evaluating additional product opportunities in bioterrorism, pharmacogenomics, food and industrial water testing.

Deliver Proprietary Automated and Fully Integrated Systems for NAT Assays

      We will continue to develop instruments that complement our established product lines in clinical diagnostics and blood screening. For example, we have developed, and received FDA approval for STD testing on, the TIGRIS instrument, which we believe is the world’s first fully automated, integrated, high-throughput, NAT instrument system. The TIGRIS instrument should significantly reduce the time, labor costs, risk of contamination and complexity associated with performing NAT assays and blood screening. We believe that the increased utility of this platform will lead to significant advances in both the clinical diagnostics and blood screening markets. The automation and increased throughput of the TIGRIS instrument will enable blood collection centers to process the large testing volumes necessary to screen each individual unit of donated blood for the presence of life-threatening viruses. In addition to the TIGRIS instrument, we currently are developing other next-generation systems to meet customers’ needs for increased productivity. Ultimately, we believe this approach of providing our customers with the latest generation of systems solutions will allow us to sustain and reinforce our market position and brand recognition.

Expand Our Menu of NAT Probe Assays through Innovative Research and Development

      We will continue to use a systems approach to product development, which involves combining elements of our core technologies to create products that best meet our customers’ needs. For example, our APTIMA Combo 2 assay, which was launched in August 2001, integrates over 20 of our proprietary technologies. The Procleix Ultrio assay, which we developed in collaboration with Chiron, adds an assay for HBV to the previously approved Procleix HIV-1/ HCV assay and is designed to detect the presence of all known HIV-1 groups and subtypes and HCV and HBV genotypes in human plasma during the very early stages of infection, when those agents are present but cannot be detected by immunodiagnostic tests. We commenced clinical trials of the Procleix Ultrio assay in the United States in December 2003. By understanding how our technologies complement one another and by combining reagents in our new products, expect to capitalize on the substantial product development work that went into some of our prior products. We believe that this approach will reduce development cycle times for our new products. We also believe that our experience in bringing FDA-approved products to market will enable us to bring new products to the market. This, in turn, will help us expand our menu of clinical diagnostic and blood screening products available to be performed on the instruments we place with our customers.

Pursue Future Licensing and Acquisition Opportunities

      We historically have supplemented our internal research and development efforts by obtaining licenses to new technologies. To maintain our leadership position in NAT testing, we intend to selectively obtain rights to new complementary technologies through licenses and acquisitions. For us to enter emerging NAT markets such as pharmacogenomics, industrial testing and cancer testing, we may need to obtain rights to new technologies and genetic markers for diseases as these markers are discovered and clinically validated by third parties. For example, in August 2003, we acquired a majority of the outstanding shares of Molecular Light Technology Limited and its subsidiaries, providing us with a base for operations in Europe and an entryway for our products in the industrial testing markets. In addition, in November 2003, we signed a license and collaboration agreement with DiagnoCure under which we agreed to develop in collaboration with DiagnoCure, and we agreed to market, an innovative urine test to detect a new gene marker for prostate cancer.

Expand Collaborative Relationships to Accelerate New Product Development and Enhance Our Global Marketing Capabilities

      We will pursue collaborative relationships that enable us to implement our strategies, particularly with respect to the development of new products and entry into new markets. We seek to partner with industry leaders who can offer access to intellectual property or who can complement our commercialization capabilities by distributing co-developed products through their sales organizations. For example, our collaboration with Chiron for the blood screening market has allowed us to combine our NAT technology with Chiron’s patent portfolio relating to HCV and to leverage Chiron’s distribution and sales resources.

Our Proprietary NAT Technologies

      We have developed technologies that make NAT assays practical and effective for commercial use, thereby overcoming many of the limitations of previous DNA probe assays that restricted their use to research laboratories. Our products incorporate a combination of patented technologies that have significantly advanced NAT assays, making them more specific, more sensitive, easier to use and faster than products based on competing technologies. These technologies include the following:

•	targeting of ribosomal RNA, or rRNA

•	target capture/nucleic acid extraction technology,

•	Transcription-Mediated Amplification technology, and

•	chemiluminescent detection using Hybridization Protection Assay and Dual Kinetic Assay technologies.

      Together, these technologies have allowed us to commercialize new diagnostic tools that provide results in hours instead of days or weeks. This has led to quicker time to result and diagnosis, thereby making a difference in patient treatment and outcome.

      Targeting Ribosomal RNA. We have developed and patented a technique that detects and identifies organisms by targeting their rRNA. The major benefits in targeting rRNA include the following:

•	Each cell contains up to 10,000 copies of rRNA, as compared with only a few copies of DNA. Most NAT assays target DNA, which is present in only one or two copies in each target organism cell. Therefore, by using a probe that hybridizes to rRNA, the sensitivity of the test is increased thousands of times. This has allowed us to develop indirect and direct probe tests that are used with cultured samples or samples drawn directly from the patient. Because of our patented rRNA technology, we are the only company able to offer convenient and sensitive non-amplified NAT assays for the detection of non-viral microorganisms.

•	The high number of rRNA targets also offers significant advantages when target-amplified assays are used. When very small numbers of organisms are present in a sample, they may not be present in the portion of the sample used for the assay, despite being present in the sample. This would result in a negative test result. By breaking open the organisms prior to sampling, the multiple copies of rRNA targets are dispersed throughout the sample volume and the likelihood of detecting them is increased many fold. Thus, the likelihood of obtaining a false negative result is significantly less than is the case when single-copy DNA targets are used.

•	rRNA molecules naturally exist as single strands that can directly hybridize with our chemiluminescent labeled DNA probes. This is in contrast to most DNA targets, which exist as double strands that must be separated before a probe can bind. These separated DNA strands tend to hybridize to each other rather than to the DNA probe, thus limiting the amount of DNA probe that can bind and the overall sensitivity of the test.

•	rRNA molecules are present in all bacteria, fungi and parasites. This gives us the ability to design diagnostic products for any emerging infectious diseases caused by these pathogens.

      Target Capture/ Nucleic Acid Extraction Technology. Detection of target organisms that are present in small numbers in a large-volume clinical sample requires that target organisms be concentrated to a detectable level. One way to accomplish this is to isolate the particular nucleic acid of interest by binding it to a solid support, which allows the support, with the target bound to it, to be removed from the original sample. We refer to such techniques as “target capture.”

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

      TMA offers the following benefits:

•	The TMA process takes place in one tube at one temperature without the need of expensive thermocyclers required by PCR. All reagents are added to the tube and nothing is removed. This makes the test simpler to use and suitable for automation, and it minimizes the possibility of carry-over contamination and false positive test results,

•	TMA is very robust and often can be used with clinical samples with little or no purification,

•	The RNA nucleic acid that is synthesized in the TMA reaction is much more labile when outside the reaction tube and in the lab environment than the DNA that is produced in the PCR method. This reduces the possibility of carry-over contamination,

•	TMA is able to amplify RNA and DNA targets, whereas PCR requires additional reagents and steps to amplify RNA, and

•	TMA can be used in “real time” qualitative and quantitative assays.

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

      Our principal products for the detection of non-viral microorganisms include our non-amplified AccuProbe and non-amplified PACE family of products and our amplified Mycobacterium Tuberculosis Direct Test and amplified APTIMA Combo 2 product, as set forth below.

Clinical Diagnostic Products for the Detection of Non-Viral Microorganisms

			FDA	Commercial
Product Line	Principal Technology	Target Microorganism	Clearance/Approval	Distribution

AccuProbe Culture Identification	Non-amplified detection of rRNA from culture isolate by Hybridization	Blastomyces dermatitidis Campylobacter Coccidioides immitis Enterococcus	September 1990 November 1989 October 1990 November 1989	Gen-Probe — North America
Protection Assay	Histoplasma capsulatum
Haemophilus influenzae
Group B Streptococcus
Group A Streptococcus
Mycobacterium avium
Complex
Mycobacterium avium
Mycobacterium gordonae
Mycobacterium
intracellulare
Mycobacterium kansasii
Mycobacterium tuberculosis
Neisseria gonorrhoeae
Streptococcus pneumoniae
Staphylococcus aureus
		Listeria monocytogenes	February 1990 March 1990 November 1989 November 1990 May 1990 August 1990 April 1990 August 1990 November 1990 April 1990 November 1989 August 1990 August 1990 June 1990	bioMérieux Rebio Gen and other distributors — Rest of World

GASDirect	Non-amplified detection of rRNA from a swab sample by Hybridization Protection Assay	Group A Streptococcus	March 1994	Gen-Probe — North America bioMérieux, Rebio Gen and other distributors — Rest of World

			FDA	Commercial
Product Line	Principal Technology	Target Microorganism	Clearance/Approval	Distribution

PACE Product Family	Non-amplified detection of rRNA from patient sample by Hybridization Protection Assay	Chlamydia trachomatis and Neisseria gonorrhoeae, including combined detection	PACE — December 1987 PACE 2 — April 1992 PACE 2C — October 1994	Gen-Probe — North America bioMérieux, Rebio Gen and other distributors — Rest of World

Mycobacterium Tuberculosis Direct Test (or MTD)	Transcription-Mediated Amplification of rRNA in patient sample and detection by Hybridization Protection Assay	Mycobacterium tuberculosis	December 1995	Gen-Probe — North America bioMérieux, Rebio Gen and other distributors — Rest of World

APTIMA Combo 2	Target Capture, Transcription-Mediated Amplification of rRNA and detection by Dual Kinetic Assay	Chlamydia trachomatis and Neisseria gonorrhoeae in swab specimens and urine samples from symptomatic and asymptomatic males and females	May 2001	Gen-Probe — North America Rebio Gen — Japan

APTIMA CT ASR, APTIMA GC ASR	Target Capture, Transcription-Mediated Amplification of rRNA and detection by Dual Kinetic Assay	Chlamydia trachomatis and Neisseria gonorrhoeae	Not required	Gen-Probe — U.S.

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

      All of our AccuProbe Culture Identification tests follow a standard format, use common reagents and do not require highly trained technical personnel. Results are obtained utilizing our luminometers, which are easy to use and offer precise readings. In addition, the convenient packaging provides extended stability and shelf life.

      As part of our AccuProbe Culture Identification product line, we also have developed a procedure to detect Group B Streptococcus, or GBS, from broth culture. The assay demonstrates near 100% sensitivity and specificity when testing broth samples after 24 hours of incubation. Our products address the market need for a more rapid, direct test procedure for GBS that can be used to effectively screen women during pregnancy and to provide prompt results when testing is performed just before delivery.

      Group A Streptococcus Direct. The Group A Streptococcus Direct Test, or GASDirect, assay is a rapid NAT assay for the direct detection of Streptococcus pyogenes in one hour from a throat swab. Sensitivity and specificity are equivalent to culture methods taking 72 hours to complete and are higher than the rapid membrane antigen tests often used in physician offices. The test provides fast and accurate results, eliminates subjective interpretation by the laboratory technician, and aids physicians in making more informed treatment decisions. The product’s ease of use enables efficient batch testing. An automatic pipetting option offers greater workflow economies and laboratory productivity.

      PACE Product Family. In 2003, our STD products accounted for approximately 57% of the United States market for chlamydia and gonorrhea testing. Our NAT assays have proven to be more sensitive and specific than traditional enzyme immunoassay methods. The PACE 2 System currently is the major clinical diagnostic product line we manufacture and sell. Our PACE 2C is the first advanced NAT product to offer the convenience of testing for both chlamydia infections and gonorrhea from a single patient specimen. This feature eliminates the need to collect separate specimens and the need to transport the specimens under different conditions. The PACE 2C continues to meet the needs of today’s clinical laboratories that prefer a cost-effective, non-amplified NAT assay for routine screening for chlamydia infections and gonorrhea. Other products in the PACE 2 product line include individual tests to detect and confirm both chlamydia infections and gonorrhea. The PACE product family also includes the PACE Specimen Collection kits for endocervical and urethral specimens.

      Sales of our PACE family of assays accounted for 29% of our total revenues in 2003, 44% of our total revenues in 2002 and 57% of our total revenues in 2001. The decrease in the percentage of total revenues represented by our PACE family of assays is attributable to two factors. First, our total revenues are increasing primarily due to increases in our blood-screening segment, which lowers the overall contribution of the clinical diagnostic revenues as a percentage of total revenues. Second, we are actively converting our PACE customers over to our amplified APTIMA Combo 2 product line which, while partially decreasing PACE family revenues, ultimately contributes to total clinical diagnostic product sales growth.

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

      Our APTIMA Combo 2 assay is the first clinical diagnostic assay approved for use on the fully automated TIGRIS instrument. Our APTIMA Combo 2 assay is also performed on our existing instrumentation, including our semi-automated DTS instruments. In January 2004, we received FDA approval for the APTIMA Vaginal Swab Specimen Collection Kit, the first kit that enables patients to self-collect vaginal swab specimens to be tested for Chlamydia trachomatis and Neisseria gonorrhoeae using the APTIMA Combo 2 assay.

      APTIMA CT ASR and APTIMA GC ASR. We also have developed individual analyte specific reagents, or ASRs, to separately detect the presence of Chlamydia trachomatis and Neisseria gonorrhoeae. ASRs comprise a category of in vitro diagnostic reagents to bridge the gap between research and assays that have received FDA approval. The FDA has created a series of regulations governing these reagents. ASRs use a collection of specific reagents that, when combined with general purpose reagents, give clinical diagnostic testing laboratories the ability to build diagnostic tests often referred to as “home-brew” tests. ASRs allow diagnostic companies to deliver reagents to the market rapidly, as most ASRs are exempt from FDA submissions. Our APTIMA CT ASR and APTIMA GC ASR are currently under review by the FDA for clearance as stand-alone test kits.

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

      Qualitative HCV Test. We have developed an amplified TMA assay for the qualitative detection of HCV based on the same technology used in our FDA-approved Procleix HIV-1/HCV assay for screening donated blood. In collaboration with Bayer Corporation, we completed clinical trials in the United States for this assay in February 2002, and in November 2002, we received pre-market approval from the FDA. Bayer currently distributes this assay under the trademark VERSANT in the United States and other international markets under our collaboration agreement.

      ASR for Quantitative HCV Test. We also have developed, through our collaboration with Bayer, ASRs to quantitatively determine the amount of HCV present in a sample. Our ASRs currently are provided by Bayer to Quest Diagnostics Incorporated, a leading national diagnostics company. If we determine that there is sufficient demand for these reagents, we will consider the development of a fully FDA-approved product in the future.

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

      In 1998, in collaboration with Chiron, we were selected by The American Red Cross to provide it with an HIV-1/ HCV assay for testing pooled blood samples under an IND filed with the FDA. The Red Cross is the largest supplier of blood, plasma and tissue products in the world. The Red Cross provides almost half of the nation’s entire blood supply of 6 million units by working with more than 4.5 million donors and 3,000 hospitals through its 38 region national network. The Gen-Probe/ Chiron collaboration subsequently entered into similar arrangements with America’s Blood Centers and American Independent Blood Centers. As a result of these and other implementations, approximately 99% of the nation’s blood supply is being screened with NAT and over 80% of this screening is being done with the Gen-Probe/ Chiron Procleix HIV-1/HCV assay. The Procleix HIV-1/HCV assays supplied under the IND were delivered on a cost recovery basis.

      Testing by these organizations under the IND started in June 1999 and pivotal clinical trials were completed in 2000. The completion of these trials allowed us to submit a Biologics License Application, or BLA, to the FDA for the Procleix HIV-1/HCV assay, which the FDA-approved in February 2002. As a result of FDA approval, Chiron began in the second quarter of 2002 to sell the assay at commercial prices to United States customers, which resulted in our recognizing increased revenues. The Procleix HIV-1/HCV assay has received approval in the United States, some European countries, and in Asia. Regulations adopted by the European Union, or EU, required all imported in vitro diagnostic products, including our existing blood screening assays, to be registered and receive “CE” mark approval by December 7, 2003 or before further distribution after that date. Products already in the EU supply chain on that date are permitted to remain in distribution for two additional years. We received CE mark approval for our initial Procleix HIV-1/HCV blood screening assay in February 2003.

      As noted above, blood collection centers currently screen donated blood by taking samples from separate units and then conducting a probe-based test on the pooled samples. The Procleix system, which currently is performed on a version of our DTS instrumentation, provides sufficient throughput for screening pooled samples of donor blood. However, we believe that the FDA will ultimately require testing of each unit of blood individually. Testing each unit individually is currently impractical without fully automated instrumentation. Accordingly, we have invested in the development of the TIGRIS instrument, which we believe will provide the automation necessary to facilitate the adoption of individual donor testing.

      In collaboration with Chiron, we have developed an assay for the simultaneous detection of HIV-1, HCV and HBV, the Procleix Ultrio assay, which we believe will further drive demand for our blood screening products. In December 2003, we commenced clinical trials of the Procleix Ultrio assay in the United States. The test, which will be distributed and marketed by Chiron, adds an assay for HBV to the previously approved Procleix HIV-1/HCV assay. The Procleix Ultrio assay is designed to detect the presence of all known HIV-1 groups and subtypes and HCV and HBV genotypes in human plasma during the very early stages of infection, when those agents are present but cannot be detected by immunodiagnostic tests. The HBV component of the assay has the potential to reduce the window period between infection and detection of HBV from 59 to

34 days, an improvement of 42% over currently available tests. The Procleix Ultrio assay for export received its CE mark in January 2004 and we plan to launch the Procleix Ultrio assay internationally in early 2004. In January 2004, we commenced clinical trials of the Procleix Ultrio assay in the United States on our TIGRIS instrument. During the third quarter of 2004, we plan to submit a BLA to the FDA to permit commercial sales of the Procleix Ultrio assay in the United States.

      In June 2003, we announced that our WNV assay was available for use by United States blood centers to begin clinical testing of the virus in freshly donated human blood. The WNV assay currently is being used to screen approximately 80% of the United States blood supply. The test will be distributed by Chiron and is the first such test to prospectively screen the United States blood supply under an IND. The prospective protocol was accepted by the FDA in May 2003. The development of the WNV assay was partially funded by the National Heart, Lung and Blood Institute of the NIH. We plan to submit a BLA to the FDA to permit commercial sales of that assay by the end of the first quarter of 2005.

Emerging Diagnostic Applications

      We believe that our NAT technology and our instrumentation are well suited for numerous emerging applications. We have developed our first cancer-related product, a TMA-based assay for the detection of chronic myelogenous leukemia, or CML, that has been approved in Japan. In the United States, we have developed the product as an ASR reagent to allow clinical diagnostic laboratories to build their own assays for CML. We have also entered into a license and collaboration agreement with DiagnoCure to apply our NAT technology in the detection of a new, highly specific genetic market for prostate cancer. We believe that the sensitivity and specificity provided by our technologies will allow us to develop additional products that can be used for detecting and monitoring the expression of genes associated with cancer.

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

      In addition, we also are conducting research studies to demonstrate the feasibility of our technology to detect genetic markers that might be useful as indicators of a patient’s predisposition to some disease states and also in the prediction of a patient’s responsiveness to a particular therapy. We are evaluating the market potential of these new products.

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

      For instruments that will be used for blood screening or in connection with our clinical diagnostic collaboration with Bayer, we sell the instrumentation to Chiron and Bayer, and they are responsible for the placement, maintenance and repair of the units with their laboratory and hospital customers. We record the revenue associated with the delivery of our proprietary integrated instrument platforms to customers in product sales. The costs associated with the instrument are charged to cost of sales on a straight-line basis over the estimated life of the instrument, which ranges from three to five years. The costs to maintain these systems in the field are charged to operations as incurred.

Luminometers

      We first introduced the LEADER series of luminometers, designed in conjunction with MGM Instruments, Inc., for use with our PACE and AccuProbe products and, more recently, the APTIMA product line. Utilizing advanced chemiluminescent detection, our luminometers provide high sensitivity, speed, accuracy and ease-of-use. Currently there is an installed base of over 4,000 of our luminometers worldwide. The LEADER series can accommodate the throughput needs of low-volume testing laboratories. We have no firm, long-term commitments from MGM Instruments to supply products to us for any specific period, or in any specific quantity, except as may be provided in a particular purchase order. No FDA or foreign governmental approval is required to sell our current LEADER series of luminometers in the clinical diagnostic market.

DTS 400, 800 and 1600 Instrument Systems

      Now more than ever, laboratories need nucleic acid testing solutions that are accurate, efficient and economical. To meet this demand, we have developed the family of DTS Systems. The DTS family of systems uses direct tube sampling (DTS) technology consisting of an exclusive penetrable cap on the sample collection tube to minimize contamination and achieve safer, more convenient sample removal. DTS simplifies sample transport, minimizes handling and greatly reduces laboratory cross-contamination. These instrument systems include the DTS 400, DTS 800 and DTS 1600. This is a full line of automated solutions for low, medium and high-volume laboratories to be used with the our latest generation of NAT assays, including the APTIMA Combo 2 assay. The instrument platforms can also be adapted to perform the PACE family of assays, GASDirect Test, and AccuProbe Group B Strep assay.

      The DTS 400 instrument system is a fully-integrated modular system that includes a magnetic particle separation and washing system (target capture system), temperature controlled incubators, a luminometer, software, on board bar code readers and computers. The DTS 1600 system adds the additional capabilities of an automated pipetting station and can process up to 800 specimens per day, resulting in 1,600 chlamydia and gonorrhea assay results per day for the APTIMA Combo 2 assay.

      Chiron markets a version of the DTS 1600 system, which was formerly known as eSaS, for use in blood screening under the Procleix trademark. The version of the DTS system that Chiron markets has received FDA approval and foreign governmental approval in the countries where our blood screening products are sold. Bayer markets systems comprised of components of the DTS system for HCV clinical diagnostic assays. The systems that Bayer markets do not require FDA or foreign governmental approval.

TIGRIS DTS Instrument System

      We have developed the TIGRIS DTS instrument system, or TIGRIS instrument, which we believe is the first high-throughput instrument to completely automate NAT testing, for use in both the clinical diagnostic and blood screening markets. The TIGRIS instrument integrates and automates all of the steps associated with our latest amplified NAT assays, including, sample preparation, sample processing, amplification and detection. It has the ability to process approximately 500 samples in an eight-hour shift and up to 1,000 samples in approximately 13 hours.

      The TIGRIS instrument is expected to reduce the time, labor costs, risk of contamination and complexity associated with performing NAT assays and blood screening. The throughput of the TIGRIS instrument should be sufficient to allow high volume testing of individual blood donations, rather than pooled donor samples. In addition, we intend to develop additional NAT assays that can be performed on the TIGRIS instrument. We believe the TIGRIS instrument will be utilized in clinical diagnostic laboratories and blood banks throughout the world.

      We successfully completed beta tests, which are customer evaluations, of the TIGRIS instrument for clinical diagnostic applications at the University of Alabama (Birmingham) in August 2002 and for blood screening applications with The American Red Cross in November 2002 and again with the Procleix Ultrio assay in September 2003. Clinical trials for clinical diagnostic testing on the TIGRIS instrument using our

APTIMA Combo 2 assay were completed in June 2003 and a 510(k) premarket notification was filed with the FDA in July 2003. In December 2003, we received approval from the FDA for testing certain STDs on the TIGRIS instrument. In the United States, the TIGRIS instrument will be initially used in clinical diagnostic applications to perform NAT assays that have been previously cleared by the FDA following clinical trials on our existing instrumentation.

      In December 2003, we filed an amended IND with the FDA to initiate clinical trials of the Procleix Ultrio blood screening assay on the TIGRIS instrument. We initiated clinical trials of our Procleix Ultrio assay on the TIGRIS instrument for a blood screening application in January 2004. We anticipate completing the clinical trials by the end of the third quarter of 2004 and filing a BLA with the FDA for the TIGRIS instrument in blood screening applications and the semi-automated system prior to year end. In 2004, we plan to begin to amortize the capitalized software costs associated with the TIGRIS instrument.

Marketing and Sales

      We market our products to laboratories in the United States and Canada through our direct sales force. As of January 31, 2004, our direct sales force consisted of a staff of approximately 35 sales representatives. We also support our sales efforts through a staff of 16 field technical representatives. Our sales representatives average over 15 years of selling experience, with an average of 6 years focused on sales of NAT products. Sales representatives principally focus on large accounts including large reference laboratories, public health laboratories and hospitals throughout the United States and generally do not focus on physicians at this time. We continually educate our sales representatives on the technical, clinical and economic merits of our products. We use sales meetings, technical on-line sales training and in-the-field training to ensure our sales representatives are properly informed about all areas of our product lines and selling processes.

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

Sales Strategy

      We concentrate our selling efforts on the management teams of laboratories and hospitals. Our sales representatives are able to recommend the appropriate business solution to meet the needs of our customers by presenting multiple NAT technology and instrumentation options. Sales representatives are trained to find new market opportunities, provide diagnostic solutions to address unmet customer needs, and to provide comprehensive after-sale product support. In addition, our field technical support group provides thorough training and ongoing technical support for all of our NAT products.

Distribution

      We have entered into a agreement for distribution of our microbial non-viral diagnostic products in Europe and various countries in Asia (other than Japan), Australia, South America and Mexico with bioMérieux. We have entered into an agreement for distribution of our microbial non-viral diagnostic products in Japan with Chugai Diagnostics Science, which was acquired by Fujirebio in 2002. Fujirebio renamed the company Rebio Gen, Inc. In other countries, we utilize independent distributors with experience and expertise in clinical diagnostic products.

      The viral diagnostic products we manufacture under our collaboration agreement with Bayer and the blood screening products we manufacture under our collaboration agreement with Chiron are marketed and distributed by those companies.

Customers

      The primary customers for our clinical diagnostic products include large reference laboratories, public health laboratories and hospitals. Our blood screening collaboration with Chiron accounted for 42% of our total revenues in the year ended December 31, 2003 and 30% of our total revenues for the year ended December 31, 2002. Our blood screening collaboration with Chiron is largely dependent on two large customers in the United States, The American Red Cross and America’s Blood Centers, but we did not receive any revenues directly from these entities. Chiron was our only customer that accounted for greater than 10% of our total revenues for the year ended December 31, 2003. In addition, Quest Diagnostics, Laboratory Corporation of America Holdings and various state and city public health agencies accounted for an aggregate of 21% of our total revenues for the year ended December 31, 2003 and 26% of our total revenues for the year ended December 31, 2002. Although state and city public health agencies are legally independent of each other, they tend to act similarly with respect to their purchasing decisions.

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

      Under the agreement, our share of revenues from the initial Procleix HIV-1/ HCV assay ranged from 43% to 47.5% in 2003. In November 2003, we amended the agreement to adopt permanent, fixed revenue shares for each party with respect to assays that include a test for HCV. Effective January 1, 2004, our share is set at 45.75% of net revenues for assays that include a test for HCV. For commercial assays that do not test for HCV, such as the prospective West Nile test, the agreement remains unchanged, with each party retaining 50% of the net revenues after deduction of appropriate expenses. The amendment also eliminates the possibility of Chiron appointing a third party distributor in the United States to sell these products. From inception through December 31, 2003, we recognized a total of $190.2 million in revenue under this collaboration agreement and have recorded $6.3 million in deferred license revenues.

      The collaboration agreement has an initial term of 10 years from the first commercial sale of blood screening assays, which occurred in the first quarter of 2000. The agreement may be extended by the development of new products under the agreement, so that it will expire upon the later of the end of the initial term or five years after the first commercial sale of the last new product developed during the initial term. The agreement can be terminated by a party earlier if the other party materially breaches the agreement and does not cure following 90 days’ notice or if the other party becomes insolvent or declares bankruptcy.

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

      In February 2001, we commenced an arbitration proceeding against Chiron in connection with the blood screening collaboration. The arbitration related primarily to the propriety of various deductions from gross revenues made by Chiron prior to calculating Gen-Probe’s share of revenues and the parties’ respective shares of revenues received from The American Red Cross prior to FDA approval of the Procleix HIV-1/ HCV blood screening assay. Other disputed items included the parties’ respective obligations in connection with clinical trials of the Procleix HIV-1/ HCV blood screening assay and future assays, Chiron’s obligation to purchase blood screening assays in compliance with its forecasts and the parties’ respective obligations with respect to royalties to be paid on a patent license from a third party. During the fourth quarter of 2001, we negotiated a resolution to most of the disputed items and, in January 2002, we received $6.9 million in partial settlement of the claims. During the first quarter of 2002, we recognized $2.4 million of other income upon receipt of payment from Chiron related to the agreed matters, $3.9 million of deferred revenues for advance payments for product to be delivered and $0.6 million for other receivables. The arbitration proceedings did not result in any disruption in service to our blood screening customers. We are confident that any future disputes that arise between the companies will be resolved equitably through the dispute resolution procedures contained in the collaboration agreement.

Agreement with Bayer Corporation

      In 1998, following the execution of our agreement with Chiron, Chiron assigned the clinical diagnostic portion of the agreement to Bayer. Under the terms of our collaboration with Bayer, we will develop, manufacture and market NAT assays for viral targets and cancer markers in the clinical diagnostic market with Bayer. The collaboration initially is developing, manufacturing and marketing quantitative and qualitative assays for HCV. In the event that any third-party technology is needed to continue development under the collaboration agreement with Bayer, costs for obtaining such third-party technology will be allocated among the parties. In addition, either party has the right to separately pursue obtaining rights to cancer markers necessary for the development of NAT assays.

      Under the terms of this agreement, Bayer will pay us a combination of transfer prices and royalties on product sales. From inception through December 31, 2003, we recognized a total of $8.7 million in revenue under our collaboration agreement with Bayer.

      The collaboration agreement has an initial term of 10 years from the first commercial sale of a clinical diagnostic assay subject to the agreement, which occurred in the second quarter of 2000. The agreement may be extended by the development of new products under the agreement, so that it will expire upon the later of the end of the initial term or five years after the first commercial sale of the last new product developed during the initial term. The agreement can be terminated earlier if a party materially breaches the agreement and does not cure following 90 days’ notice from the non-breaching party or if a party becomes insolvent or declares bankruptcy.

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

      In November 2002, we initiated an arbitration proceeding against Bayer in connection with the clinical diagnostic collaboration. Under the terms of the collaboration agreement, Bayer acquired the exclusive right to distribute nucleic acid diagnostic tests designed and developed by us for the detection of HIV, hepatitis and other specified viruses, subject to certain conditions. In the arbitration, we are seeking to prove that Bayer has failed to fulfill the conditions required to maintain its exclusive distribution rights. Accordingly, we are seeking confirmation that the agreement grants us, in the present circumstances, a co-exclusive right to directly distribute the viral diagnostic tests that are the subject of the agreement. Our arbitration demand also seeks money damages due to Bayer’s failure to use commercially reasonable efforts to promote, market and sell viral diagnostic assays developed by us. In November 2003, Bayer filed a counterclaim for money damages based on alleged delays in the development of the TIGRIS instrument and certain assays, and other claims. The matter has been set for hearing beginning on September 13, 2004. We intend to vigorously pursue this matter. There can be no assurances as to the final outcome of the arbitration.

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

      In January 2000, we began work on a three-year $13.4 million cost sharing contract with the NIH to modify the Procleix HIV-1/ HCV assay to incorporate HBV detection capability and make it simpler for organ donation centers to test the blood of organ donors. The NIH will reimburse us $7.8 million of this cost, and we and Chiron will share equally the remaining costs to complete the project. Through December 31, 2002, NIH had reimbursed us 100% of the cost-sharing portion for which they were responsible.

      In October 2002, we received a $1.0 million contract extension from the NIH to develop a NAT assay for the detection of the West Nile virus. The NIH allocated an additional $2.5 million to the contract extension in February 2003.

      In November 2003, we received $4.3 million of supplemental contract funding from the NIH. This contract extension supports our pursuit of clinical studies and submission of a BLA for our nucleic acid test for the detection of WNV in donated human blood. We have initiated the development of this assay and will recognize collaborative research revenue under the contract extension as reimbursable costs are incurred. Contract revenues for the year ended December 31, 2003 were $4.8 million.

Distribution Agreement with Rebio Gen

      In September 1998, we entered into a distribution agreement with Chugai Diagnostics Science Co., Ltd., a subsidiary of our parent corporation at that time, for the distribution of our non-viral diagnostic products in Japan. During 2002, Chugai Pharmaceutical sold Chugai Diagnostics Science Co., Ltd. to Fujirebio Inc., a Japanese life sciences company, which re-named the company Rebio Gen, Inc. We do not believe that the sale of Chugai Diagnostics Science to Fujirebio will have a material effect on the performance of the distribution agreement. From inception through December 31, 2003, we recognized $15.6 million in sales revenue under this distribution agreement. The distribution agreement with Rebio Gen terminates on December 31, 2005. Prior to that, this agreement may be terminated by either party upon a material breach of this agreement that is not cured following 60 days’ written notice, unless the material breach relates to an obligation to make payments under the agreement, in which case a 30 day cure period applies. This agreement may also be terminated if a party becomes insolvent or declares bankruptcy, ceases to be actively engaged in business, or engages in or is charged with unethical or illegal behavior that jeopardizes the reputation and goodwill of either party.

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

      In August 2000, we entered into amended agreements with bioMérieux, Inc. that transitioned the relationship from a collaborative arrangement to a royalty-bearing arrangement that covers semi-automated probe assays and advanced fully-automated, probe assays for the diagnosis of infectious diseases and detection of food pathogens. Under the terms of the amended agreements, bioMérieux will pay us royalties based on sales of products incorporating the licensed technologies, subject to a minimum annual royalty payment, which began in January 2002 with respect to the semi-automated probe assays and are scheduled to begin in 2006 with respect to the fully-automated probe assays. Royalties we receive are subject to reductions based on the amount of cumulative royalties that have been paid to us. In addition, we transferred to bioMérieux all information, trade secrets, procedures, methods, data and processes necessary for bioMérieux to assume development of the products that are the subject of the agreement in exchange for the prepaid royalties under the original agreement. Further, we transferred all products, work instructions, formulations and necessary and unique materials needed for manufacturing key biochemistry components under the agreements to bioMérieux prior to January 2003, except that we continued to manufacture two enzyme formulations until July 15, 2003. From inception through December 31, 2003, we recognized a total of $45.5 million in revenue under these agreements.

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

      License Agreement with Rebio Gen. In July 2001, we entered into a license agreement with Chugai Diagnostics Science Co., Ltd., a subsidiary of our parent corporation at that time. As noted above, in September 2002, Chugai Diagnostics Science Co., Ltd. was acquired by Fujirebio, which re-named the company Rebio Gen, Inc. The license agreement has an initial term of 10 years, with automatic renewal for consecutive one year terms unless one party gives the other party notice 90 days prior to the end of the current term. Under the terms of this agreement, we granted Chugai Diagnostics Science Co., Ltd. a non-exclusive license for Japan in the field of human clinical diagnostics to various of our proprietary technologies, including TMA and HPA technology. All rights and title to any discovery, invention or improvement made by Rebio Gen as a result of access to our patent rights licensed under the agreement belong solely to Rebio Gen. We received a license fee and a royalty payment for sales made prior to the effective date of the agreement and will receive royalty payments from any products incorporating the licensed technology, including those developed and commercialized by Rebio Gen, until the expiration of our patents incorporated in these products, which is expected to occur in December of 2020. From inception through December 31, 2003, we have recognized a total of $2.5 million in revenue under this agreement. This agreement may be terminated by either party upon breach of the agreement that is not cured following 60 days’ written notice. We also received rights to distribute outside of Japan products developed by Rebio Gen under the license.

      Non-Exclusive License with Becton Dickinson and Company. In September 1995, we granted Becton Dickinson a non-exclusive worldwide license to make, have made, use, sell and import products that utilize rRNA for the diagnosis of vaginosis and vaginitis in humans. Becton Dickinson paid an up front license fee and has agreed to pay royalties for the life of the licensed patents. From inception through December 31, 2003, we have recognized a total of $2.8 million in revenue under this agreement. Becton Dickinson’s obligations to make royalty payments under this agreement terminate when the patents that are the subject of this agreement expire, which is expected to occur in March of 2015. Becton Dickinson can terminate the agreement at any time on 30-days prior written notice.

      Cross Licensing Agreements with Tosoh. In December 2003, we entered into agreements with Tosoh Corporation to cross-license intellectual property covering certain NAT technologies. The licenses, which were effective January 1, 2004, cover products in clinical diagnostics and other related fields. Under the agreements, Tosoh will receive non-exclusive rights to our proprietary TMA and rRNA technologies in exchange for two payments totaling $7.0 million in 2004. Additionally, Tosoh will pay us royalties on worldwide sales of products that employ our technologies licensed by Tosoh. We will gain access, in exchange for royalties, to Tosoh’s patented TRC amplification and INAF detection technologies for use with our real time TMA. The agreements terminate at various times commencing in July 2010 through the expiration of the last to expire patents subject to the agreements and may be terminated by a party upon material breach of the agreement by the other party that is not cured following 60 days’ written notice.

Licenses We Have Obtained to Third-Party Technology that We Use in Our Products

      Co-Exclusive License from Stanford University. In August 1988, we obtained a license from Stanford University granting us rights under specified patent applications covering nucleic acid amplification methods related to TMA. This license was amended in April 1997. Under the amended license agreement, we are the co-exclusive worldwide licensee of the Stanford amplification technology, with Organon Teknika as the only other permitted Stanford licensee. We paid a license fee and are obligated to make royalty payments to Stanford based on net sales of products incorporating the licensed technology, subject to a minimum annual royalty payment. From inception through December 31, 2003, we incurred a total of $1.6 million in expenses under this agreement. Our obligation to make royalty payments under this agreement terminates when the patents constituting the Stanford amplification technology expire, which is expected to occur in July of 2017. This agreement may be terminated by Stanford upon a material breach of the agreement by us that is not cured following 60 days’ written notice.

      Non-Assertion Agreement with Organon Teknika B.V. In February 1997, we entered into a non-assertion agreement with Organon Teknika. Both parties possessed certain rights regarding transcription-based amplification methods. The agreement allows both parties to practice their respective amplification methods with immunity from legal action from the other party for actually or allegedly infringing each other’s patent rights. The agreement terminates upon the expiration of the last of the patent rights that are subject to the agreement, which is expected to occur in February 2016. This agreement also may be terminated by Organon Teknika upon a material breach of the agreement by us that is not cured following 90 days’ written notice. In July 2001, Organon Teknika merged with bioMérieux. We do not believe the merger will have a material effect on the bioMérieux license or the Organon Teknika non-assertion agreement.

      License from University of Wales College of Medicine. Our consolidated subsidiary, Molecular Light Technology Limited and its subsidiaries, referred to as MLT, have exclusive rights, with rights to sublicense, under a license from the University of Wales College of Medicine, or UWCM, to patents covering chemiluminescence technology for use in NAT assays. In 1986, we entered into an agreement with UWCM pursuant to which we obtained an exclusive sublicense to the technology. This technology is an important component of our products and is used to reveal when a probe has bound to its target sequence. We will own all improvements to the chemiluminescence technology that we develop. Our agreement terminates upon the expiration of the last of the patent rights that are subject to the agreement, which is expected to occur in August 2007. The agreement with UWCM may also be terminated by either party upon breach of the agreement that is not cured following specified notice provision.

      Non-Exclusive License from Vysis, Inc. In June 1999, we obtained a non-exclusive license from Vysis granting us rights under certain patents covering methods which combine target capture technology with certain nucleic acid amplification methods. In December 2001, Vysis was acquired by Abbott Laboratories, Inc., one of our principal competitors. We paid a license fee and are obligated to make royalty payments based on sales of products incorporating the licensed technology. From inception through December 31, 2003, we incurred a total of $5.7 million in expenses under this agreement. The agreement terminates upon the expiration of the last of the patent rights that are subject to this agreement, which is expected to occur in July 2015. This agreement may be terminated by Vysis upon breach of the agreement by us that is not cured. The agreement may be terminated by us on written notice to Vysis.

      In December 1999, we initiated litigation in which we sought a declaratory judgment that our products were not covered by the Vysis patents that are the subject of this license and that the patents are invalid and unenforceable. The case was submitted to trial by jury in May 2002, and the jury returned alternative verdicts in favor of Gen-Probe, finding the subject patents do not cover Gen-Probe’s products and that they are invalid on the grounds of obviousness and lack of enablement. Following post-trial motions, judgment was entered on August 5, 2002 in our favor. Vysis appealed the judgment and has obtained amended patent claims from the Patent and Trademark Office. In October 2002, we filed a second lawsuit to challenge the scope and validity of the reissued patent. On March 5, 2004, the appeals court vacated the prior judgment in our favor and directed the District Court to dismiss the case, on the ground of lack of subject matter jurisdiction. We intend to petition the appeals court for rehearing and rehearing en banc. Given the uncertainties inherent in the litigation process, we cannot be certain of the outcome of this proceeding. We are continuing to make royalty payments under the license pending final resolution of the litigation.

      Non-Exclusive License with the Public Health Research Institute of The City of New York, Inc. In June 1997, we entered into a royalty bearing non-exclusive license with the Public Health Research Institute of The City of New York, or PHRI, to utilize PHRI’s fluorescently labeled NAT technology. Under this agreement, we have worldwide rights to develop, use and market kits in the field of human in vitro diagnostics and food testing. We paid a license fee and agreed to make milestone payments and annual license fee payments, and to pay royalties on the net sales price of products incorporating the licensed technology, subject to a minimum annual royalty fee and a reduction in the royalties based on the quantity of sales. From inception through December 31, 2003, we incurred a total of $1.4 million in license fees and $0.1 million in milestone payments under this agreement. We anticipate that we will pay up to an additional $375,000 in milestone payments over the remaining term of the agreement. This agreement terminates upon the expiration of the last of the patent rights that are subject to this agreement, which is expected to occur in April 2017. This agreement may be terminated by PHRI upon a material breach of the agreement that is not cured following 30 days’ written notice, or by us for any reason following 30 days’ written notice.

      Exclusive License with DiagnoCure. In November 2003, we entered into a license and collaboration agreement with DiagnoCure under which we agreed to develop in collaboration with DiagnoCure, and we agreed to market, a test to detect a new gene marker for prostate cancer. The diagnostic test is expected to detect a recently described gene called PCA3(DD3) that has been shown by studies to date to be over-expressed in malignant prostate tissue. Under the terms of the agreement, we agreed to pay DiagnoCure an upfront fee of $3.0 million, and future fees and contract development payments of up to $7.5 million over the next three years. We will receive exclusive worldwide distribution rights to any products for the diagnosis of prostate cancer resulting from the agreement, and agreed to pay DiagnoCure royalties of 8% on cumulative net product sales of up to $50.0 million, and royalties of 16% on cumulative net sales above $50.0 million. This agreement expires, on a country-by-country basis, on the expiration of our obligation to pay royalties to DiagnoCure. We may terminate the agreement for any reason following 30 days’ written notice to DiagnoCure, or following 30 days’ written notice to DiagnoCure in the event a licensed product fails to produce a certain level of results in any clinical trial.

Patents and Proprietary Rights

      To establish and protect our proprietary technologies and products, we rely on a combination of patent, copyright, trademark and trade secrets laws, as well as confidentiality provisions in our contracts.

      We have implemented a patent strategy designed to maximize our intellectual property rights. We have obtained and are currently pursuing patent coverage in the United States and those foreign countries that are home to the majority of our anticipated customer base. We currently own or have rights to more than 344 issued United States and foreign patents. In addition, our patent portfolio includes pending patent applications in the United States and corresponding international and foreign filings in major industrial nations.

      United States utility patents issued from applications filed prior to June 8, 1995 have a term of the longer of 20 years from the earliest priority date or 17 years from issue. United States utility patents issued from applications filed on or after June 8, 1995 have a term of 20 years from the earlier of the application filing date or earlier claimed priority date of a regular application. 119 of our United States patents issued from applications filed prior to June 8, 1995. Our remaining 63 United States patents issued from applications filed on or after June 8, 1995. Two of our United States patents which issued from applications filed on or after June 8, 1995 are design patents which have a term of 14 years from the date of issue. Patents in most foreign countries have a term of 20 years from the date of filing of the patent application. Because the time from filing to issuance of patent applications is often several years, this process may result in a shortened period of patent protection, which may adversely effect our ability to exclude competitors from our markets. The last of our currently issued patents will expire by May 1, 2021. Our continued success will depend to a significant degree upon our ability to develop proprietary products and technologies and to obtain patent coverage for those products and technologies. We intend to continue to file patent applications covering any novel and newly developed products and technologies.

      On January 9, 2004, our basic patents covering detection of organisms using probes to ribosomal nucleic acid (the Kohne patents) expired in countries outside North America. While we have additional patents relating to ribosomal nucleic acid detection that remain in effect outside North America, there can be no assurance that these patents will provide sufficiently broad protection to prevent competitors from selling products based on ribosomal nucleic acid detection in markets outside North America. In the United States, the last-to-expire of the Kohne patents remains in effect until March 3, 2015.

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

Competition

      The medical diagnostics and biotechnology industries are subject to intense competition. Our competitors in the United States and abroad are numerous and include, among others, diagnostic, health care, pharmaceutical and biotechnology companies. Our major competitors in the market for NAT diagnostics include F. Hoffmann-La Roche Ltd. and its subsidiary Roche Molecular Diagnostics, Abbott Laboratories and Becton Dickinson and Company and bioMerieux S.A. All of these companies are manufacturers of laboratory-based tests and instruments for the NAT market, and we believe that all of these companies are developing automated systems similar to our TIGRIS instrument. We believe the primary competitive factors in the market for NAT diagnostics are sensitivity, specificity, ease of use, potential for automation, cost, proprietary position, regulatory approvals and compliance and availability of appropriate reimbursement.

      Many of our competitors have substantially greater financial, technical, research and other resources and larger, more established marketing, sales, distribution and service organizations than we do. Moreover, many of our competitors offer broader product lines and have greater brand recognition than we do, and offer price discounts as a competitive tactic. In addition, there can be no assurance that competitors, many of which have made substantial investments in competing technologies, will not prevent, limit or interfere with our ability to make, use or sell our products either in the United States or in international markets.

      In the markets for clinical diagnostic products, a number of competitors, including F. Hoffmann-La Roche Ltd. and its subsidiary Roche Molecular Diagnostics, Abbott Laboratories, Becton Dickinson and bioMérieux, compete with us for product sales, primarily on the basis of technology, quality, reputation, accuracy, ease of use, price, reliability, the timing of new product introductions and product line offerings. In markets outside of the United States, other factors, including local distribution systems, complex regulatory environments and differing medical philosophies and product preferences, influence competition as well. In the areas of NAT diagnostics for STDs, Roche Molecular Systems, Abbott Laboratories and Becton Dickinson currently have FDA-approved tests for chlamydia infections and gonorrhea utilizing amplification technology. Although we believe that the APTIMA Combo 2 test has commercial advantages over the competing tests from Roche Molecular Systems, Abbott Laboratories and Becton Dickinson, these competitors and potential competitors may be able to develop technologies that are as effective as, or more effective, or easier to interpret or less expensive than, those offered by us, which would render our products uncompetitive or obsolete.

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

      Chiron, with whom we have entered into a collaboration for our blood screening products, retains certain rights to grant licenses of the patents related to HCV to third parties. Chiron has granted a license to Roche Molecular Diagnostics in the blood screening field and has granted licenses to other companies in the clinical diagnostic field. To the extent that Chiron grants additional licenses, further competition may be created for sales of HCV assays and such licenses may affect the prices that can be charged for our products.

Government Regulation

      Our clinical diagnostic products generally are classified in the United States as “devices” and are regulated by the FDA’s Center for Devices and Radiological Health. Our blood screening products generally are classified in the United States as “biologics” and are regulated by the FDA’s Center for Biologics Evaluation and Research. The FDA also has the authority to revoke previously granted marketing authorizations. To date, we have received FDA approvals for more than 60 products that detect a wide variety of infectious microorganisms, including initial FDA approval in February 2002 of our BLA for our Procleix HIV-1/ HCV blood screening assay.

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

      The PMA process is more demanding than the 510(k) premarket notification process. A PMA application, which is intended to demonstrate that the device is safe and effective, must be supported by extensive data, including data from preclinical studies, human clinical trials and existing research material, and must contain a full description of the device and its components, a full description of the methods, facilities and controls used for manufacturing, and proposed labeling. The FDA has 180 days to review a filed PMA application, although the review of an application more often occurs over a significantly longer period of time, up to several years. In approving a PMA application or clearing a 510(k) application, the FDA also may require some form of post-market surveillance, whereby the manufacturer follows certain patient groups for a number of years and makes periodic reports to the FDA on the clinical status of those patients when necessary to protect the public health or to provide additional safety and effectiveness data for the device.

      When FDA approval of a clinical diagnostic device requires human clinical trials, and if the device presents a “significant risk” (as defined by the FDA) to human health, the device sponsor is required to file an investigational device exemption, or IDE, application with the FDA and obtain IDE approval prior to commencing the human clinical trial. If the device is considered a “non-significant” risk, IDE submission to FDA is not required. Instead, only approval from the Institutional Review Board overseeing the clinical trial is required.

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

Failure to comply with the applicable United States medical device regulatory requirements could result in, among other things, warning letters, fines, injunctions, civil penalties, repairs, replacements, refunds, recalls or seizures of products, total or partial suspension of production, the FDA’s refusal to grant future premarket clearances or approvals, withdrawals or suspensions of current product applications, and criminal prosecution.

      Our blood screening products also are subject to extensive pre- and post-market regulation as biologics by the FDA, including regulations that govern the testing, manufacturing, safety, efficacy, labeling, storage, record keeping, advertising, and promotion of the products under the FFDCA and the Public Health Services Act, and by comparable agencies in most foreign countries. The process required by the FDA before a biologic may be marketed in the United States generally involves the following:

•	completion of preclinical laboratory testing,

•	submission of an IND, which must become effective before biologic clinical trials may begin, and

•	performance of adequate and well controlled human clinical trials to establish the safety and effectiveness of the proposed biologic’s intended use.

The FDA requires approval of a BLA before a licensed biologic may be legally marketed in the United States. Product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing. With respect to patented products or technologies, delays imposed by the governmental approval process may materially reduce the period during which we will have exclusive rights to exploit them.

      Our clinical trial programs for blood screening products were developed in conjunction with our primary end users, The American Red Cross, America’s Blood Centers and American Independent Blood Centers. Pivotal clinical trials of the Procleix HIV-1/HCV assay were completed in 2000, and our BLA was approved in February 2002. Clinical trials of the Procleix Ultrio blood screening assay commenced in December of 2003 in the United States.

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

      Outside the United States, our ability to market our products is contingent upon receiving marketing authorization from the appropriate regulatory authorities. The requirements governing the conduct of clinical trials, marketing authorization, pricing and reimbursement vary widely from country to country. At present, we apply for foreign marketing authorizations at a national level, although within the European Union registration procedures are now in effect under the IVD directive to companies wishing to market a product in more than one European union member state. We have taken the necessary actions to register our products for sale into the European Economic Community following a new requirement which became effective in December 2004.

      We are also subject to various state and local laws and regulations in the United States relating to laboratory practices and the protection of the environment. In each of these areas, as above, regulatory agencies have broad regulatory and enforcement powers, including the ability to levy fines and civil and criminal penalties, suspend or delay issuance of approvals, seize or recall products, and withdraw approvals, any one or more of which could have a material adverse effect upon us. In addition, in the course of our business, we handle, store and dispose of chemicals. The environmental laws and regulations applicable to our operations include provisions that regulate the discharge of materials in the environment. Usually these environmental laws and regulations impose “strict liability,” rendering a person liable without regard to negligence or fault on the part of, or conditions caused by, others. We have not been required to expend material amounts in connection with our efforts to comply with environment requirements. Because the requirements imposed by these laws and regulations frequently change, we are unable to predict the cost of compliance with these requirements in the future, or the effect of these laws on our capital expenditures, results of operations or competitive positions.

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

Quality Systems

      We have implemented modern quality systems and concepts throughout the organization. Our regulatory, quality and government affairs department supervises our quality systems and is responsible for assuring compliance with all applicable regulations, standards and internal policies. Our senior management team is actively involved in setting quality policies and managing internal regulatory and monitoring external quality performance.

      Our regulatory, quality and government affairs department has successfully led us through multiple quality and compliance audits by the FDA, foreign governments and customers. This department also coordinated an audit by The British Standards Institute, leading to our initial ISO 9001 certification. We have subsequently employed TUV North America for ISO 9001, EN 46001, EN 13485 and Diagnostic “CE” marking activities.

Research and Development

      As of January 31, 2004, we had 228 full-time and temporary employees in research and development. Our research and development expenses were $63.2 million in 2003, $46.7 million in 2002 and $54.0 million in 2001.

Employees

      As of January 31, 2004, we had 735 full-time employees, of whom 167 hold advanced degrees, 202 were in research and development, 93 were in regulatory, clinical and quality systems, 125 were in sales and marketing, 117 were in general and administrative and 198 were in operations. None of our employees is covered by a collective bargaining agreement, and we consider our relationship with our employees to be good. In addition, as of January 31, 2004 we had 78 temporary employees.

Factors That May Affect Future Performance

Our quarterly revenue and operating results may vary significantly in future periods and our stock price may decline.

      Our operating results have fluctuated in the past and are likely to continue to do so in the future. Our revenues are unpredictable and may fluctuate due to changes in demand for our products, the timing of the execution of customer contracts and the initiation or termination of corporate collaboration agreements. A significant portion of our costs also can vary substantially between quarterly or annual reporting periods. For example, the total amount of research and development costs in a period often depends on the amount of research and development costs we incur in connection with manufacturing developmental lots and clinical trial lots. We incurred substantial costs of manufacturing these lots in 2003 and will continue to incur expense in 2004 and beyond as we seek FDA approval of our Procleix Ultrio assay and the WNV assay. Moreover, a variety of factors may affect our ability to make accurate forecasts regarding our operating results. For example, our blood screening products and some of our clinical diagnostic products, such as APTIMA Combo 2, have a relatively limited sales history, which limits our ability to project future sales accurately. Our share of revenue from commercial sales of assays that test for HCV under our blood screening collaboration with Chiron decreased to 45.75% of net revenues as of January 1, 2004, as a result of the recent amendment to our collaboration agreement with Chiron. In addition, we base our internal projections of our international sales on projections prepared by our distributors of these products. Because of all of these factors, our operating results in one or more future quarters may fail to meet or exceed financial guidance we may provide from time to time and the expectations of securities analysts or investors, which could cause our stock price to decline.

We are dependent on Chiron and other third parties for the distribution of some of our products. If any of our distributors terminates its relationship with us or fails to adequately perform, our product sales will suffer.

      We rely on Chiron to distribute our blood screening products and Bayer to distribute some of our viral clinical diagnostic products. Commercial product sales by Chiron accounted for 37% of our total revenues for 2003 and 24% of our total revenues for 2002. Our agreements with Chiron and Bayer will terminate in 2010 unless extended. Both the Chiron and Bayer agreements can be extended by the development of new products under the agreements, in which case they will expire upon the later of the end of the original term or five years after the first commercial sale of the last new product developed during the original term.

      In February 2001, we commenced an arbitration proceeding against Chiron in connection with our blood screening collaboration. The arbitration related primarily to the propriety of various deductions from gross revenues made by Chiron prior to calculating Gen-Probe’s share of revenues and the parties’ respective shares of revenues received from The American Red Cross prior to FDA approval of the Procleix HIV-1/HCV blood screening assay. Other disputed items included the parties’ respective obligations in connection with clinical trials of the Procleix HIV-1/HCV blood screening assay and future assays, Chiron’s obligation to purchase blood screening assays in compliance with its forecasts and the parties’ respective obligations with respect to royalties to be paid on a patent license from a third party. By December 2001, we negotiated a resolution to most of the disputed items, and in January 2002, we received $6.9 million in partial settlement of the claims. In the event that we or Chiron commence arbitration against each other in the future under the collaboration agreement, proceedings could delay or decrease our receipt of revenue from Chiron or otherwise disrupt our collaboration with Chiron, which could cause our revenues to decrease and our stock price to decline.

      In November 2002, we initiated an arbitration proceeding against Bayer in connection with our clinical diagnostic collaboration. Under the terms of the collaboration agreement, Bayer acquired the exclusive right to distribute nucleic acid diagnostic tests designed and developed by us for the detection of HIV, hepatitis virus and other specified viruses, subject to specific conditions. Our demand for arbitration stated that Bayer has failed to fulfill the conditions required to maintain exclusive distribution rights. Accordingly, we are seeking confirmation that the agreement grants us, in the present circumstances, a co-exclusive right to directly distribute the viral diagnostic tests that are the subject of the agreement. Our arbitration demand also seeks money damages due to Bayer’s failure to use commercially reasonable efforts to promote, market and sell viral diagnostic assays developed by us. In November 2003, Bayer filed a counterclaim for money damages based on alleged delays in the development of the TIGRIS instrument and certain assays, and other claims. The matter has been set for hearing beginning on September 13, 2004. There can be no assurances as to the final outcome of the arbitration.

      We rely upon bioMérieux for distribution of some of our products in most of Europe, Rebio Gen, Inc. for distribution of some of our products in Japan and various independent distributors for distribution of our products in other regions. Our distribution agreement with bioMérieux terminates on May 1, 2006, although it may terminate earlier under certain circumstances. The distribution rights revert back to Gen-Probe upon termination. Our distribution agreement with Rebio Gen, terminates on December 31, 2005.

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

      The continuation of any of our collaboration agreements may depend on the periodic renewal of our corporate collaborations. Our agreements with Chiron and Bayer will terminate in 2010 unless extended by the development of new products under the agreements, so that they will expire upon the later of the original term or five years after the first commercial sale of the last new product developed during the original term. Both collaboration agreements are also subject to termination prior to expiration upon a material breach by either party to the agreement.

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

If we are unable to deliver and support our TIGRIS instrument, we may be unable to retain our existing customers and attract new customers.

      Products as complicated as the TIGRIS instrument frequently require operating enhancements following their initial introduction. Delivery of products with defects, or reliability or quality problems, could require significant expenditures of capital and other resources and could significantly delay delivery to our customers or hinder market acceptance of this product. Any such capital expenditures or delays could harm our operating results, materially damage our reputation and prevent us from retaining our existing customers and attracting new customers. Our ability to support the TIGRIS instrument for blood screening and diagnostic markets depends on the ultimate reliability of the instrument in the field. This product, which incorporates sophisticated hardware and software, may not perform as anticipated, and there may be unforeseen issues with our customers.

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

      In the markets for clinical diagnostic products, a number of competitors, including F. Hoffmann-La Roche Ltd. and its subsidiary, Roche Molecular Diagnostics, Inc., Abbott Laboratories, Becton Dickinson and Company and bioMérieux S.A., compete with us for product sales, primarily on the basis of technology, quality, reputation, accuracy, ease of use, price, reliability, the timing of new product introductions and product line offerings. In markets outside of the United States, other factors, including local distribution systems, complex regulatory environments and differing medical philosophies and product preferences, influence competition as well. Some of our competitors have, and in the future these and other competitors may have, significantly greater financial, marketing, sales, manufacturing, distribution and technological resources than us. Moreover, these companies may have substantially greater expertise in conducting clinical trials and research and development, greater ability to obtain necessary intellectual property licenses and greater brand recognition than we do. In addition, we have licensed some of our proprietary technology relating to certain clinical diagnostic and food pathogen applications for use on specific instruments to bioMérieux, and we may license other technologies to potential competitors in the future. As a result, we may in the future compete with bioMérieux and these other licensees for sales of products incorporating our technology. Our competitors may be in a stronger position to respond quickly to new or emerging technologies, may be able to undertake more extensive marketing campaigns, may adopt more aggressive pricing policies and may be more successful in attracting potential customers, employees and strategic partners than we are. We believe that our competitors are developing “real time” or kinetic nucleic acid assays and are developing semi-automated instrument systems to perform real time assays. Our competitors may be further in the development process with respect to such assays and instrumentation then we are.

      In the market for blood screening products, our primary competitor is Roche Molecular Systems, which received FDA approval of its Polymerase Chain Reaction, or PCR, based NAT tests for blood screening in December 2002. We also compete with assays developed internally by blood banks and laboratories based on PCR technology, an HCV antigen assay marketed by Ortho Clinical Diagnostics, a subsidiary of Johnson & Johnson, and immunoassay products from Abbott Laboratories. In the future, our blood screening products also may compete with viral inactivation technologies and blood substitutes.

      Chiron, with whom we have entered into a collaboration agreement for our blood screening products, retains certain rights to grant licenses of the patents related to HCV and HIV to third parties in blood screening. Chiron has granted HIV and HCV licenses to Roche Molecular Systems in the blood screening and clinical diagnostics fields. Chiron has granted HIV and HCV licenses in the clinical diagnostic field to Bayer Healthcare LLC, which also has the right to grant certain additional HIV and HCV sublicenses in the field to third parties. Chiron has granted an HCV license to Abbott and an HIV license to Organon Teknika (now bioMeriuex). To the extent that Chiron grants additional licenses in blood screening or Bayer grants additional licenses in clinical diagnostics, further competition will be created for sales of HCV and HIV assays and these licenses could affect the prices that can be charged for our products.

Our profit margin on the sale of blood screening assays may decrease upon the implementation of individual donor testing.

      We currently receive revenues from the sale of the Procleix HIV-1/HCV blood screening assay for use with pooled donor samples. In pooled testing, multiple donor samples are initially screened by a single test, however, Chiron sells our Procleix HIV-1/HCV assay to blood collection centers on a per donation basis. We expect the blood screening market to ultimately transition from pooled testing to individual donor testing. A greater number of tests will be required for individual donor testing than are now required for pooled testing. Under our collaboration agreement with Chiron, we bear the cost of manufacturing our Procleix HIV-1/HCV assay. The greater number of tests required for individual donor testing will increase our variable manufacturing costs, including costs of raw materials and labor. If the price per donor or total sales volume does not increase in line with the increase in our total variable manufacturing costs, our gross profit margins from sales of the blood screening assay may decrease upon the adoption of individual donor testing. We are not able to accurately predict the extent to which our gross profit margin may be negatively affected as a result of individual donor testing because we do not know the ultimate selling price that Chiron would charge to the end user if individual donor testing were implemented.

Because we depend on a small number of customers for a significant portion of our total revenues, the loss of any of these customers or any cancellation or delay of a large purchase by any of these customers could significantly reduce our revenues.

      Historically, a limited number of customers has accounted for a significant portion of our total revenues, and we do not have any long-term commitments with these customers other than our collaboration agreement with Chiron. Our blood screening collaboration with Chiron accounted for 42% of our total revenues for 2003 and 30% of our total revenues for 2002. Our blood screening collaboration with Chiron is largely dependent on two large customers in the United States, The American Red Cross and America’s Blood Centers, although we did not receive any revenues directly from those entities. Chiron was our only customer that accounted for greater than 10% of our total revenues for the year ended December 31, 2003. In addition, Quest Diagnostics Incorporated, Laboratory Corporation of America Holdings and various state and city public health agencies accounted for an aggregate of 21% of our total revenues for 2003 and 26% of our total revenues for 2002. Although state and city public health agencies are legally independent of each other, they tend to act similarly with respect to their product purchasing decisions. We anticipate that our operating results will continue to depend to a significant extent upon revenues from a small number of customers. The loss of any of our key customers, or a significant reduction in sales to those customers, could significantly reduce our revenues.

The intellectual property rights on which we rely to protect the technologies underlying our products may be inadequate to prevent third parties from using our technologies or developing competing products.

      Our success will depend in part on our ability to obtain patent protection for, or maintain the secrecy of, our proprietary products, processes and other technologies for development of blood screening and clinical diagnostic products and instruments. Although we have 184 United States patents and 160 foreign patents, these patents, or any patents that we may own or license in the future, may not afford meaningful protection for our technology and products. The pursuit and assertion of a patent right, particularly in areas like nucleic acid diagnostics and biotechnology, involve complex determinations and, therefore, are characterized by substantial uncertainty. In addition, the laws governing patentability and the scope of patent coverage continue to evolve, particularly in biotechnology. As a result, patents might not issue from certain of our patent applications or from applications licensed to us. In addition, all of our existing patents will expire by May 1, 2021, and the patents we may obtain in the future also will expire over time.

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

      In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets,” which we adopted effective on January 1, 2002. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statement. As of December 31, 2003, we had goodwill and intangible assets valued at approximately $50.1 million, including $24.9 million of capitalized software relating to the TIGRIS instrument currently under development and $6.6 million of capitalized patents and purchased intangibles that have been included in “Other assets” on the face of the balance sheet. We performed our annual impairment tests of goodwill and indefinite lived intangible assets to determine if an impairment charge should be recognized under SFAS 142 and determined that there had been no impairments. In the future, we will continue to test for impairment at least annually. These tests may result in a determination that the assets have been impaired. If at any time we determine that an impairment has occurred, we will be required to reflect the impaired value as a charge, resulting in a reduction in earnings in the quarter such impairment is identified and a corresponding reduction in our net asset value. A material reduction in earnings resulting from such a charge could cause us to fail to be profitable in the period in which the charge is taken or otherwise to fail to meet the expectations of investors and securities analysts, which could cause the price of our stock to decline.

Our future success will depend in part upon our ability to enhance existing products and to develop and introduce new products.

      The market for our products is characterized by rapidly changing technology, evolving industry standards and new product introductions, which may make our existing products obsolete. Our future success will depend in part upon our ability to enhance existing products and to develop and introduce new products, such as our NAT assay to detect WNV. For example, we believe that we will need to continue to provide new products that can detect a greater number of organisms from a single sample. We also believe that we must develop new assays that can be performed on automated instrument platforms, such as the TIGRIS instrument.

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

      We must manufacture our products in compliance with regulatory requirements, in sufficient quantities and on a timely basis, while maintaining product quality and acceptable manufacturing costs. Significant additional work will be required for scaling-up manufacturing of each new product prior to commercialization, and we may not successfully complete this work. Manufacturing and quality control problems have arisen and may arise as we attempt to scale-up our manufacturing of a new product, and we may not achieve scale-up in a timely manner or at a commercially reasonable cost, or at all. In addition, although we expect some of our newer products and products under development to share production attributes with our existing products, production of these newerproducts may require the development of new manufacturing technologies and expertise.

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

      In the past, we have had three voluntary recalls. The first product recall occurred in September 1999, when we responded to customer complaints about an increase in the number of our Mycobacterium Tuberculosis Direct, or MTD, assays demonstrating inhibition by test specimens. The formulation problem was identified and corrected. The second recall occurred in February 2000 when we recalled our MTD product due to decreased stability of a reagent in certain kit lots. The problem was identified and rectified through a voluntary field correction. The third recall occurred in July 2002 following the discovery of an error in the Chiron Procleix System software used with the Procleix HIV-1/HCV blood screening assay and instruments. A review of prior test results determined that the defect did not cause any inaccurate results. The problem was rectified in a subsequent software update, which was submitted to and approved by the FDA. Our products may be subject to additional recalls in the future.

Our sales to international markets are subject to additional risks.

      Sales of our products outside the United States accounted for 13% of our total revenues for 2003 and 14% of our total revenues for 2002. Sales by Chiron outside of the United States accounted for 58% of our international revenues for 2003 and 41% of our international revenues for 2002. Chiron has responsibility for the international distribution of our blood screening products, which includes sales in France, Australia, Singapore, New Zealand, Italy and other countries. Our sales in France and Japan that were not made through Chiron accounted for 16% and 10%, respectively, of our international sales for 2003 and 19% and 14%, respectively, for 2002.

      We expect a significant portion of our sales growth, especially with respect to our blood screening products, to come from expansion in international markets. Accordingly, we encounter risks inherent in international operations. Other than Canada, our sales are currently denominated in United States dollars, if the value of the United States dollar increases relative to foreign currencies, our products could become less competitive in international markets. Our international sales also may be limited or disrupted by:

•	the imposition of government controls,

•	export license requirements,

•	economic and political instability,

•	price controls,

•	trade restrictions and tariffs,

•	differing local product preferences and product requirements, and

•	changes in foreign medical reimbursement and coverage policies and programs.

In addition, we may have difficulty introducing new products in international markets. For example, we do not believe our blood screening products will be widely adopted in Germany until we are able to offer an assay that screens for HBV, HAV, and parvo B19, as well as HIV-1 and HCV, or in Japan until we are able to offer an assay that screens for HBV, HIV-1 and HCV. Whenever we seek to enter a new international market, we will be dependent on the marketing and sales efforts of our international distributors.

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

      Third-party payors’ reimbursement policies also may affect sales of our products that screen for more than one pathogen at the same time, such as our APTIMA Combo 2 product for screening for the causative agents of chlamydial infections and gonorrhea in the same sample. Third-party payors may choose to reimburse our customers on a per test basis, rather than on the basis of the number of results given by the test. This may result in laboratories and hospitals electing to use separate tests to screen for each disease so that they can receive reimbursement for each test they conduct. In that event, laboratories and hospitals likely would purchase separate tests for each disease, rather than our products that test for more than one microorganism.

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

      We are dependent on licenses from third parties for some of our key technologies. For example, our patented Transcription-Mediated Amplification technology is based on technology we have licensed from Stanford University and the chemiluminescence technology we use in our products is based on technology licensed by our consolidated subsidiary, Molecular Light Technology Limited, from the University of Wales College of Medicine. If our license with respect to any of these technologies is terminated for any reason, we will not be able to sell products that incorporate the technology. In addition, although our research staff seeks to discover particular nucleic acid sequences for targeted diseases, our ability to develop additional diagnostic tests for diseases may depend on the ability of third parties to discover particular sequences or markers and correlate them with disease, as well as the rate at which such discoveries are made. Likewise, our ability to design products that target these diseases may be based on our ability to obtain the necessary rights from third parties who make any of these discoveries. In addition, there are a finite number of diseases and conditions for which our NAT assays may be economically viable. If we are unable to obtain access to new technologies or the rights to particular sequences or markers necessary for additional diagnostic products on commercially reasonable terms, we may be limited in our ability to develop new diagnostic products.

If we fail to attract, hire and retain qualified personnel, we may not be able to design, develop, market or sell our products or successfully manage our business.

      Competition for top management personnel is intense and we may not be able to recruit and retain the personnel we need. The loss of any one of our management personnel, particularly Henry L. Nordhoff, our Chairman, President and Chief Executive Officer, or our inability to identify, attract, retain and integrate additional qualified management personnel, could make it difficult for us to manage our business successfully, attract new customers, retain existing customers and pursue our strategic objectives. Although we have employment agreements with our executive officers, we may be unable to retain our existing management. We do not maintain key person life insurance for any of our executive officers.

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

      We manufacture all of our products in our two manufacturing facilities located in San Diego, California. These facilities and the manufacturing equipment we use to produce our products would be costly to replace and could require substantial lead time to repair or replace. The facilities may be harmed by natural or man-made disasters, including, without limitation, earthquakes and fires, and in the event they were affected by a disaster, we would be forced to rely on third-party manufacturers. In the event of a disaster, we may lose customers and we may be unable to regain those customers thereafter. Although we possess insurance for damage to our property and the disruption of our business from casualties, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.

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

The anti-takeover provisions of our certificate of incorporation and by-laws, provisions of Delaware law and our rights plan could delay or prevent a change of control that you may favor.

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

Future changes in financial accounting standards or practices or existing taxation rules or practices may cause adverse unexpected revenue fluctuations and affect our reported results of operations.

      A change in accounting standards or practices or a change in existing taxation rules or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and taxation rules and varying interpretations of accounting pronouncements and taxation practice have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, any changes requiring that we record compensation expense in the statement of operations for employee stock options using the fair value method or changes in existing taxation rules related to stock options could have a significant negative effect on our reported results. Several agencies and entities are considering, and the Financial Accounting Standards Board has announced, proposals to change generally accepted accounting principles in the United States that, if implemented, would require us to record charges to earnings for employee stock option grants. This pending requirement would negatively impact our earnings. For example, recording a charge for employee stock options under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” would have reduced our net income by $3.1 million and $0.8 million for fiscal 2003 and 2002, respectively.

Systems implementation issues could disrupt our internal operations and adversely affect our financial results.

      Portions of our information technology infrastructure may experience interruptions, delays or cessations of service or produce errors in connection with ongoing systems implementation work. In particular, we plan to implement a new general ledger information system and data warehouse to replace our current systems over the next two years. As a part of this effort, we are rationalizing various legacy systems and upgrading existing hardware and software applications and implementing new data management applications to administer our business information. We may not be successful in implementing the new system, and transitioning data and other aspects of the process could be more expensive, time consuming and resource intensive than planned. Any disruptions that may occur in the implementation of this new system or any future systems could increase our expenses and adversely affect our ability to report in an accurate and timely manner the results of our consolidated operations, our financial position and cash flow and to otherwise operate our business, which could adversely affect our financial results, stock price and reputation.

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

Item 2.     Properties

      Our worldwide headquarters are located in a 262,000 square-foot facility located in San Diego, California. We currently own this facility, and as a result of the merger of Gen-Probe Holding Company, Inc., (formerly known as Chugai Pharma U.S.A., Inc.), into us, we own the land on which it sits and an adjacent 23-acre parcel. We are currently planning to develop a 291,000 square-foot facility on our adjacent 23-acre parcel to support our company-wide growth. Approximately 131,000 square feet of the new facility will be left vacant for future expansion and will primarily be used for office space with a small warehouse component. We anticipate that development of the facility will be complete in early 2006 and will cost approximately $35 to $40 million.

      We also lease the following additional facilities:

Leased Facilities

Location	Size	Term of Lease

Rancho Bernardo Facility San Diego, California	93,500 square feet	Original term of 10 years with three five-year renewal options

Mira Mesa Facility San Diego, California	19,500 square feet	Original term of 3 years with one one-year renewal option

Wateridge Facility San Diego, California	29,141 square feet	Original term of 3 years with no renewal options

Rehco Facility San Diego, California	12,666 square feet	Original term of 3 years with no renewal options

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

Enzo Biochem, Inc.

      In June 1999, we were sued by Enzo Biochem, Inc. in the United States District Court for the Southern District of New York. Enzo alleged that we and our former affiliates, as well as Becton Dickinson and bioMérieux have willfully infringed United States patent no. 4,900,659, or the “ ‘659 patent,” through the manufacture and sale of products for the diagnosis of gonorrhea. On January 24, 2001, the District Court granted our motion for summary judgment, finding that the ‘659 patent is invalid. Enzo appealed the judgment to the Federal Circuit Court of Appeals. On July 15, 2002, a panel of the Federal Circuit Court, after having previously affirmed the District Court’s summary judgment decision, granted Enzo’s petition for rehearing and, without hearing further argument, reversed the District Court’s order granting summary judgment and remanded the case to the District Court for further proceedings. Following remand from the Court of Appeals, the Company’s former affiliates and bioMérieux were dismissed from the case by Enzo. We and Becton Dickinson remain as defendants. We anticipate that trial in the case may be set for the fourth quarter of 2004. We expect Enzo to assert a damage claim based on a contention that Enzo is entitled to a reasonable royalty on all sales of our products for the detection of Neisseria gonorrhoeae bacteria from June 1993 through trial. Revenues from tests for the detection of Neisseria gonorrhoeae have constituted a significant portion of our revenues during the relevant period. We believe that the claims of the “659 patent are invalid, unenforceable and may not be properly interpreted to cover our products. We intend to vigorously defend the lawsuit. However, there can be no assurance that the case will be resolved in our favor.

Vysis, Inc.

      In December 1999, we initiated litigation in the United States District Court for the Southern District of California against Vysis, now a subsidiary of Abbott Laboratories, seeking a declaratory judgment that our products were not covered by a Vysis patent that is the subject of our license with them and that the patent is invalid and unenforceable. In August 2002, following a jury trial, the District Court entered judgment in our favor, finding the Vysis patent invalid and finding that the patent does not cover our products. In September 2002, Vysis filed a notice of appeal with the District Court. Further, in October 2002, while Vysis’ appeal was pending, the United States Patent & Trademark Office reissued the Vysis patent with amended claims. In October 2002, we filed a second lawsuit in District Court to challenge the validity and scope of the reissued patent. On March 5, 2004, the Court of Appeals vacated the District Court’s August 2002 judgment in our favor and directed the District Court to dismiss the case, on the ground of lack of subject matter jurisdiction. We intend to petition the Court of Appeals for rehearing and rehearing en banc. There can be no assurances as to the final outcome of this litigation. We have at all times maintained the license with Vysis in full force and continued to make royalty payments under the license, pending final resolution of the litigation.

Bayer Corporation

      In November 2002, we filed a demand for arbitration against Bayer Corporation, or Bayer, in the Judicial Arbitration & Mediation Services, Inc., or JAMS, office in San Diego, California related to our collaboration with Bayer for nucleic acid diagnostic tests for viral organisms. Under the terms of the collaboration agreement, Bayer acquired the exclusive right to distribute nucleic acid diagnostic tests designed and developed by us for the detection of HIV, hepatitis viruses and other specified viruses, subject to certain conditions. Our demand for arbitration states that Bayer has failed to fulfill the conditions required to maintain exclusive distribution rights. The arbitration demand seeks confirmation that the agreement grants us, in the present circumstances, a co-exclusive right to directly distribute the viral diagnostic tests that are the subject of the agreement. Our arbitration demand also seeks money damages due to Bayer’s failure to use commercially reasonable efforts to promote, market and sell viral diagnostic assays developed by us. In November 2003, Bayer filed a counterclaim for money damages based on alleged delays in the development of the TIGRIS instrument and certain assays, and other claims. The matter has been set for hearing beginning on September 13, 2004. There can be no assurances as to the final outcome of the arbitration.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the quarter ended December 31, 2003.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

      Our common stock has been traded on the Nasdaq National Market since September 16, 2002 under the symbol GPRO. Prior to that time, there was no public market for our common stock. The following table sets forth the high and low sale prices for our common stock as reported on the Nasdaq National Market for the periods indicated.

2002	High	Low

Third Quarter (beginning September 16, 2002)	$8.78	$6.60
Fourth Quarter	$12.46	$6.76

2003	High	Low

First Quarter	$14.23	$10.38
Second Quarter	$21.93	$10.88
Third Quarter	$34.37	$20.05
Fourth Quarter	$38.00	$21.45

      As of March 1, 2004, there were approximately 49,020,004 holders of record of our common stock. We have not paid any cash dividends to date and do not anticipate any being paid in the foreseeable future.

Item 6.	Selected Financial Data

SELECTED FINANCIAL INFORMATION

      The selected financial data set forth below with respect to our statements of operations for the years ended December 31, 2003, 2002, and 2001 and, with respect to our balance sheets, at December 31, 2003 and 2002 are derived from our consolidated financial statements that have been audited by Ernst & Young LLP, independent auditors, which are included elsewhere in this report. The statement of operations data for the years ended December 31, 2000 and 1999 and the balance sheet data as of December 31, 2001, 2000, and 1999 are derived from our audited consolidated financial statements that are not included in this report. The selected financial information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes appearing elsewhere in this report.

	Years Ended December 31

	2003	2002	2001	2000	1999

	(In thousands, except per share data)
Statement of operations data:
Revenues:
Product sales	$188,645	$139,932	$104,233	$100,162	$95,569
Collaborative research revenue	15,402	11,032	20,203	13,764	11,366
Royalty and license revenue	3,144	4,633	5,295	5,615	10,587

Total revenues	207,191	155,597	129,731	119,541	117,522
Operating expenses:
Cost of product sales	45,458	53,411	38,954	34,463	30,837
Research and development	63,193	46,709	53,967	58,954	48,454
Marketing and sales	22,586	18,199	16,247	14,508	13,088
General and administrative	23,233	20,995	15,564	12,628	11,845
Amortization of intangible assets	372	336	948	948	2,921

Total operating expenses	154,842	139,650	125,680	121,501	107,145

Income (loss) from operations	52,349	15,947	4,051	(1,960)	10,377
Other income (expense):
Minority interest	(97)	—	—	—	—
Interest income	2,415	906	482	1,029	540
Interest expense	(65)	(1,868)	(1,012)	(1,112)	(1,092)
Other income (expense), net	494	3,238	6	(50)	54

Total other income (expense)	2,747	2,276	(524)	(133)	(498)

Income (loss) before income taxes	55,096	18,223	3,527	(2,093)	9,879
Income tax expense (benefit)	19,766	5,216	(1,090)	(1,085)	3,168

Net income (loss)	$35,330	$13,007	$4,617	$(1,008)	$6,711

Net income (loss) per share(1):
Basic	$0.74	$0.27	$0.10	$(0.02)	$0.14
Diluted	$0.72	$0.27	$0.10	$(0.02)	$0.14
Weighted average shares outstanding (1):
Basic	47,974	47,600	47,600	47,600	47,600
Diluted	49,137	47,610	47,606	47,600	47,600

	As of December 31

	2003	2002	2001	2000	1999

Balance sheet data:
Cash, cash equivalents and short-term investments	$156,306	$107,960	$17,750	$12,584	$24,151
Working capital	169,000	115,288	29,765	29,439	30,523
Total assets	324,741	258,157	160,347	156,612	159,683
Long-term debt, including current portion	—	—	12,000	14,000	14,000
Stockholders’ equity	270,375	215,578	115,807	111,180	112,074

(1)	All share and per share amounts reflect the 2-for-1 stock split implemented as a 100% stock dividend in September 2003, the .366153-for-1 reverse stock split effective in 2002 and the 650,000-for-1 stock split effective in August 2000.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This report contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 which provides a “safe harbor” for these types of statements. To the extent statements in this report involve, without limitation, our expectations for growth, estimates of future revenue, expenses, profit, cash flow, balance sheet items or any other guidance on future periods, these statements are forward-looking statements. Forward-looking statements are not guarantees of performance. They involve known and unknown risks, uncertainties and assumptions that may cause actual results, levels of activity, performance or achievements to differ materially from any results, level of activity, performance or achievements expressed or implied by any forward-looking statement. These risks and uncertainties include those included herein under the caption “Risk Factors” in “Item 1. Business.” We assume no obligation to update any forward-looking statements. The audited financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the years ended December 31, 2003, 2002 and 2001 in this Annual Report on Form 10-K.

Overview

      We are a global leader in the development, manufacture and marketing of rapid, accurate and cost-effective nucleic acid probe-based products used for the clinical diagnosis of human diseases and for the screening of donated human blood. We have over 21 years of nucleic acid detection research and product development experience, and our products, which are based on our patented nucleic acid testing, or NAT, technology, are used daily in clinical laboratories and blood collection centers in major countries throughout the world.

      In September 2002, our common stock began trading on the Nasdaq National Market immediately after our former parent company, Chugai Pharmaceutical Co., Ltd. distributed all of its shares of our common stock to its shareholders. Since our spin-off into an independent, publicly traded company, we have achieved strong growth in both revenues and earnings due principally to the success of our blood screening products which are used to detect the presence of human immunodeficiency virus (type 1), or HIV-1, and hepatitis C virus, or HCV. Under our collaboration agreement with Chiron Corporation, or Chiron, we are responsible for the research, development, regulatory process and manufacturing of our blood screening products while Chiron is responsible for marketing, sales, distribution and service.

Revenues

      We derive revenues from three primary sources: product sales, collaborative research revenue and royalty and license revenue. The majority of our revenues come from product sales, which consist primarily of sales of our NAT assays tested on the proprietary instruments that serve as the analytical platform for our assays. We recognize as collaborative research revenue payments we receive from Chiron for the products we provided under our collaboration agreements with Chiron prior to regulatory approval and the payments we receive from Chiron, Bayer Corporation, or Bayer, and other collaboration partners, including the National Institutes of Health, or NIH, for research and development activities. Our royalty and license revenues reflect fees paid to us by third parties for the use of our proprietary technology. For the year ended December 31, 2003, product sales, collaborative research revenues and royalty and license revenues equaled 91%, 7% and 2%, respectively, of our total revenues of $207.2 million.

Product sales

      Historically, our primary source of revenue has been the sale of clinical diagnostic products in the United States. Our primary clinical diagnostic products include our PACE 2, AccuProbe, Amplified Mycobacterium Tuberculosis Direct Test, and APTIMA Combo 2 product lines. We currently manufacture and ship approximately 22 million tests per year for the diagnosis of a wide variety of infectious microorganisms, including those causing sexually transmitted diseases, or STDs, tuberculosis, strep throat, pneumonia and fungal infections. The principal customers for our clinical diagnostics products include large reference laboratories, public health laboratories and hospitals located in North America, Europe and Japan. Sales of our PACE family of assays accounted for approximately 29% of our total revenues in 2003 and 44% of our total revenues in 2002.

      In 1999, we began to supply NAT assays for use in screening blood donations intended for transfusion. Our first blood screening assay detects HIV-1 and HCV in donated human blood. Our blood screening assays and instruments are marketed through our collaboration with Chiron under the Procleix trademark. We recognize product sales from the manufacture and shipment of tests for screening donated blood through our collaboration with Chiron to blood bank facilities located in the countries where our products have obtained governmental approvals. Blood screening product sales are then adjusted monthly upon payment by Chiron to us of amounts reflecting our ultimate share of net revenue from sales by Chiron to the end user, less the transfer price revenues previously paid. Net sales are ultimately equal to the sales of the assays by Chiron to third-parties, less freight, duty and certain other adjustments specified in our agreement with Chiron, multiplied by our share of the net revenue, which was 43.0% with respect to sales of assays that include a test for HCV beginning the second quarter of 2002 after implementation of commercial pricing, through April 6, 2003, after which our share of net revenues from sales of assays that include a test for HCV was adjusted to 47.5%. Effective January 1, 2004, our share of net revenues from commercial sales of assays that include a test for HCV, such as the Procleix HIV-1/ HCV assay and the Procleix Ultrio (HIV-1/HCV/ HBV) assay, which received its Community European, or CE, mark in January 2004, was permanently changed to 45.75% under our agreement with Chiron. With respect to commercial sales of blood screening assays under our collaboration with Chiron that do not include a test for HCV, such as possible future commercial tests for West Nile virus, or WNV, we will continue to receive reimbursement for our manufacturing costs plus 50% of net revenues. Our costs related to these products primarily include manufacturing costs.

      In February 2002, the Food and Drug Administration, or FDA, approved our Biologics License Application, or BLA, for our assay used to screen donated blood for HIV-1 and HCV. Accordingly, we began to recognize product sales revenue for tests shipped in the United States in the second quarter of 2002. Outside the United States, the Procleix HIV-1/HCV assay has received CE marking and approval in a number of other countries.

      Product sales also include the sales or rental revenue associated with the delivery of our proprietary integrated instrument platforms to customers for performing our NAT assays. We provide multiple instrument rental options to our customers depending on the types and volumes of products purchased. Instruments are manufactured by third-party contractors, but we generally provide technical support and instrument service to maintain these systems in the field. Chiron is responsible for placement and servicing of instruments used in connection with our blood screening business and Bayer and other international distributors are primarily responsible for placement and servicing of instruments used in our clinical diagnostics business outside the United States. Direct sales of our instrument platforms to customers accounted for approximately 3% of our product sales for both the years ended December 31, 2003 and 2002. However, we generally retain title to the instruments and recover our instrument costs in connection with the sale of the assays. The costs associated with the instruments are charged to cost of products sold on a straight-line basis over the estimated life of the instrument, which ranges from three to five years. The costs to maintain these systems in the field are charged to cost of product sales as incurred.

Collaborative research revenue

      We have developed a NAT assay to detect HIV-1 and HCV in donated human blood and have also developed a semi-automated instrument system to conduct the test. These assays and instruments are marketed through our collaboration with Chiron under the Procleix name. The Procleix HIV-1/HCV assays and instrumentation were used in clinical trials, under an IND from early 1999 through 2002. In February 2002, the FDA approved the Procleix HIV-1/HCV assays. FDA approval of the Procleix HIV-1/HCV assays has allowed Chiron to implement commercial pricing for sales of the Procleix HIV-1/HCV assays to United States customers, which resulted in a significant increase in the revenues we received from such sales in the third and fourth quarters of 2002 and all of 2003.

      In March 2003, we signed a definitive agreement with Chiron for the development and commercialization of the Procleix Ultrio assay. For the year ended December 31, 2003, we recognized $4.2 million in reimbursements for expenses incurred related to the development of this assay. We have also developed a NAT assay to detect WNV, which is currently being used in clinical trials under an IND application. We expect to receive further reimbursement for certain costs incurred during the development of the Procleix Ultrio and WNV assays from Chiron and separately from the National Heart, Lung, and Blood Institute, a part of the NIH.

      We have recorded revenues related to use of our blood screening products in the United States and other countries in which the products have not received regulatory approval as collaborative research revenue because price restrictions applied to these products prior to FDA license approval in the United States and similar approval in foreign countries. We began deliveries of the commercially approved Procleix HIV-1/HCV products to the United States customers in the second quarter of 2002. Accordingly, we began to classify revenues associated with these products as product sales in our financial statements beginning in that period. Collaborative research revenue for the use of our Procleix HIV-1/HCV blood screening products for the year ended December 31, 2002 was $7.1 million. All sales of this assay in 2003 have been classified as product sales. In addition, for the year ended December 31, 2003, we recognized $6.0 million in collaborative research revenue through our collaboration with Chiron from deliveries of WNV tests on a “cost recovery” basis. We expect to continue recognizing these sales as collaborative research revenue until such time as FDA approval has been received.

      Under the strategic alliance agreement we entered into with Chiron in June 1998, we have responsibility for research, development and manufacturing of the blood screening products covered by the agreement while Chiron has responsibility for marketing, distribution and service of the blood screening products worldwide. We received a $10.0 million up-front license fee from Chiron in connection with the agreement in 1998 and an additional payment of $8.5 million upon achieving an agreed upon contract milestone in 1999. Additional payments of up to $15.8 million are due to us in the future under the agreement if we achieve certain other specified milestones relating to the development of what we believe to be the world’s first fully automated, integrated, high throughput NAT instrument system known as the TIGRIS instrument. Our costs to develop and commercialize the blood screening assays and associated instruments have been substantial and have had a significant impact on our operating results and financial position since 1998. We completed beta evaluations of the TIGRIS instrument for clinical diagnostic applications and undertook initial beta trials for blood screening applications in the third quarter of 2002 and completed a clinical trial of the TIGRIS instrument for diagnostic application in June 2003. We received FDA clearance to run our APTIMA Combo 2 assay on the TIGRIS instrument in December 2003 and, in January 2004, commenced clinical trials of our Procleix Ultrio assay on the TIGRIS instrument for a blood screening application.

      In February 2001, we commenced an arbitration proceeding against Chiron in connection with our blood screening collaboration. During the fourth quarter of 2001, we negotiated a resolution to most of the disputed items and, in January 2002, we received $6.9 million in partial settlement of the claims. During the first quarter of 2002, we recognized $2.4 million of the settlement in other income primarily for services provided in prior periods. Additionally, $3.9 million of the settlement was a prepayment for inventory, all of which was recorded into revenues during the first nine months of 2002. The remaining $0.6 million primarily represents the collection of an outstanding receivable. The arbitration proceedings did not result in any disruption in service to our blood screening customers. We are confident that any future disputes that arise between the companies will be resolved equitably through the dispute resolution procedures contained in the collaboration agreement.

      In 1996, we were awarded a $7.7 million contract by the National Heart, Lung and Blood Institute, a part of the NIH, to develop NAT assays for screening donor blood for HIV-1 and HCV. In 1998, the contract was modified with the addition of $0.6 million for the development of a semi-automated system for the detection of HIV-1/HCV in pooled plasma and $4.3 million for the development of HIV-2 and hepatitis B virus, or HBV, tests. In January 2000, we began work on a three-year $13.4 million cost sharing contract with the NIH to modify the Procleix HIV-1/HCV assay to incorporate HBV detection capability and make it simpler for organ donation centers to test the blood of organ donors. The NIH reimbursed us $7.8 million of this cost, and we and Chiron will share equally the remaining costs to complete the project. All payments due to us under these reimbursement contracts have been received and were recorded as collaborative research revenues as reimbursable costs were incurred.

      We received a $1.0 million contract extension from the NIH in October 2002 to develop a NAT assay for the detection of the WNV. The NIH allocated an additional $2.47 million to the contract extension in February 2003. Billings under these contract extensions were completed in September 2003. In addition, in February 2003, our initial IND application for the WNV assay was accepted by the FDA. Testing on archived blood samples for WNV began in April 2003. We commenced WNV testing on current donated samples in June 2003. We initiated the development of this assay and have recognized collaborative research revenue under the contract extension as reimbursable costs were incurred. In November 2003, we received an additional $4.3 million contract extension from the NIH for the development of the WNV assay.

      In 1998, following the execution of our agreement with Chiron, Chiron assigned the clinical diagnostic portion of the agreement to Bayer. Under the terms of our collaboration with Bayer, we agreed to develop, manufacture and market NAT assays for viral targets and cancer markers in the clinical diagnostic market with Bayer. We record product sales of the assays to Bayer for use in clinical diagnostic applications at agreed upon transfer prices upon shipment to Bayer.

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

      In November 2002, we initiated an arbitration proceeding against Bayer in connection with the clinical diagnostic collaboration. Under the terms of the collaboration agreement, Bayer acquired the exclusive right to distribute nucleic acid diagnostic tests designed and developed by Gen-Probe for the detection of HIV, hepatitis and other specified viruses, subject to certain conditions. In the arbitration, we are seeking to prove that Bayer has failed to fulfill the conditions required to maintain its exclusive distribution rights. Accordingly, we are seeking confirmation that the agreement grants us, in the present circumstances, a co-exclusive right to directly distribute the viral diagnostic tests that are the subject of the agreement. Gen-Probe’s arbitration demand also seeks money damages due to Bayer’s failure to use commercially reasonable efforts to promote, market and sell viral diagnostic assays developed by Gen-Probe. In November 2003, Bayer filed a counterclaim for money damages based on alleged delays in the development of the TIGRIS instrument and certain assays, and other claims. The matter has been set for hearing beginning on September 13, 2004. There can be no assurances as to the final outcome of the arbitration.

Royalty and license revenue

      We recognize non-refundable up-front license fees over the performance period of the applicable agreement or at the time that we have satisfied all substantive performance obligations under such agreement. We also receive milestone payments for successful achievement of contractual development activities. Milestone payments are recognized as revenue upon achievement of the milestone only if there are no remaining substantive performance obligations under such agreement and the amounts are non-refundable.

      In May 1997, we entered into a worldwide collaboration with bioMérieux, Vitek, Inc. The collaboration involved research and development activities, as well as the transfer to bioMérieux, pursuant to separate distribution agreements with bioMérieux S.A., of product distribution rights in international markets, excluding Japan. As part of these agreements, we licensed our NAT technologies to bioMérieux to jointly develop NAT assays and adapt and develop instrumentation during a five-year and ten-year term. In return, bioMérieux paid us $6.0 million of license and prepaid royalty fees in 1997 and an additional $6.0 million of license fees in 1998.

      In August 2000, we entered into amended agreements with bioMérieux, Inc. that transitioned the relationship from a collaborative arrangement to a royalty-bearing arrangement that covers semi-automated probe assays and advanced, fully-automated probe assays for the diagnosis of infectious diseases and detection of food pathogens. Under the terms of the amended agreements, bioMérieux will pay us royalties based on sales of products incorporating the licensed technologies, subject to a minimum annual royalty payment, which began in January 2002 with respect to the semi-automated probe assays and are scheduled to begin in 2006 with respect to the fully automated probe assays. We will also receive a reduction in the royalties based on the amount of cumulative royalties that have been paid to us. In addition, we transferred to bioMérieux all information, trade secrets, procedures, methods, data and processes necessary for bioMérieux to assume development of the products that are the subject of the agreement in exchange for the prepaid royalties paid under the original agreement. Accordingly, we recognized $0.3 million and $0.8 million in royalty fees related to this agreement in 2001 and 2002, respectively. In addition, we recognized $0.5 million and $0.8 million in minimum annual royalties in 2002 and 2003, respectively, in connection with this license agreement. We amortized previously received license fees in an amount equal to $1.9 million annually through the period ended December 31, 2002.

Cost of product sales

      Cost of product sales includes direct material, direct labor, and manufacturing overhead associated with the production of inventory on a standard cost basis. Indirect cost elements, which include manufacturing variances, purchase price variances, and allowances for scrap, etc., are also included as a component of cost of product sales, as well as certain related expenses, such as royalties, warranty, and instrument amortization.

      In addition, we manufacture significant quantities of raw materials, development lots, and clinical trial lots of product prior to receiving FDA approval for commercial sale. During the blood screening development process for the Procleix HIV-1/HCV assays for the United States market, we also manufactured and delivered equivalent products for sale in international markets where governmental approvals had been obtained. However, due to the relatively low initial sales volumes for these products in markets outside of the United States, we continued to charge the costs of manufacturing blood screening products to research and development expense, except for an amount equal to the product sales revenues recorded for international commercial sales, which was charged to cost of product sales and approximates the costs applicable to those product sales. Beginning in 2002, the sales volume for the approved products shipped equaled or exceeded the estimated cost applicable to those product sales, and we ceased the allocation of the costs of manufacturing blood screening products to research and development expense. As a result of the implementation of commercial pricing for our Procleix HIV-1/HCV blood screening assays in the United States, we have classified these costs as costs of product sales rather than research and development expenses. During 2003, our manufacturing facilities produced three WNV development lots and four Procleix Ultrio development lots. Additionally, several smaller scale WNV and Procleix Ultrio development lots were produced in our pilot manufacturing facility located at Genetic Center Drive. The costs associated with these development lots were classified as research and development expense.

      During 2003 and 2002, our blood screening manufacturing facility operated below its potential capacity and will continue to operate below its potential capacity for the foreseeable future. This available capacity, as well as available capacity at our clinical diagnostics manufacturing facility, provides us with the opportunity to expand the manufacturing of both our own products and the products of other companies on a contract basis, without adding substantial fixed manufacturing costs. During 2003, a portion of this available capacity was utilized for development activities, as new product offerings are being identified for commercialization. The costs associated with this excess capacity are included as a component of inventory and cost of product sales except to the extent that available capacity was utilized in the production of pre-commercial development lots. Certain operating costs of our blood screening facility, together with other manufacturing costs for the production of assays that are delivered under the terms of an IND application are classified as research and development expense prior to FDA approval.

Research and development

      In recent years, we have invested significantly in research and development as part of our ongoing efforts to accelerate the development of new products and technologies, particularly our TIGRIS instrument and our Procleix Ultrio assay for screening donated blood. Our research and development expenses consist of expenses associated with the development of proprietary products and instrument platforms, as well as expenses related to the co-development of new products and technologies in collaboration with our strategic partners. Research and development costs in total are expected to increase in the future due to new product development, clinical trial costs and clinical manufacturing costs; however, we expect our research and development expenses as a percentage of total revenues to decline in future periods. The timing of clinical trials and development manufacturing costs is variable and is affected by product development activities and the regulatory process.

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

Critical accounting policies and estimates

      Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, the collectibility of accounts receivable, valuation of inventories, long-lived assets including patent costs and capitalized software and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates.

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

      We record revenues related to use of our blood screening products in the United States and other countries in which the products have not received regulatory approval as collaborative research revenue. We do this because price restrictions apply to these products prior to FDA approval in the United States and in certain foreign countries. As commercial pricing was implemented in the United States, we classified domestic sales of these products as product sales in our financial statements. Chiron began to implement commercial pricing in the United States for the blood screening products in the second quarter of 2002. Commercially approved products that we began shipping in the second quarter of 2002 have been recorded as product sales based on the contracted transfer price with Chiron. Based on the terms of our agreement with Chiron, our ultimate share of the net revenue from sales to the end user will not be known until reported by Chiron to us. Blood screening product sales are adjusted upon payment by Chiron to us of amounts reflecting our ultimate share of net revenue from sales by Chiron of these products, less the transfer price revenues initially paid.

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

      We also recognize collaborative research revenue over the term of various collaboration agreements as negotiated monthly contractual payments are earned or we incur reimbursable costs related to the applicable agreement and when collection of the resulting receivable is reasonably assured. Negotiated monthly contracted amounts are earned in relative proportion to the performance required under the contracts. Non-refundable license fees are recognized over the related performance period or at the time that we have satisfied all performance obligations related to the agreement. Milestone payments related to a particular milestone are recognized as revenue upon the achievement of specified milestones when (1) we have earned the milestone payment, (2) the milestone is substantive in nature and the achievement of the milestone was not reasonably assured at the inception of the agreement, and (3) the fees are non-refundable. Any amounts received prior to satisfying our revenue recognition criteria are recorded as deferred revenue in our balance sheet.

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

      We also manufacture products to conduct developmental evaluations and clinical trials and to validate our manufacturing practices prior to receiving regulatory clearance or for commercial sale of our products. In these circumstances, uncertainty exists regarding our ability to sell these products until the FDA or the other governing bodies commercially approves them. Accordingly, the manufacturing costs of these items in inventory are charged to research and development. In cases where we manufacture products that are sold into approved markets and also maintained for further development evaluations for other markets, we may also provide valuation allowances for this inventory due to the historical uncertainties associated with regulated product introductions. To the extent any of these previously manufactured products are sold to end users, we realize revenues, subject to any applicable adjustments in royalty rates under our collaboration agreements with Chiron and others and reduce any inventory reserves that are directly applicable to such products.

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

Patent costs

      We capitalize the costs incurred to file and prosecute patent applications. We amortize these costs over the lesser of the remaining useful life of the related technology or eight years. At December 31, 2003, capitalized patent costs, which have been included in “Other assets” on the face of the balance sheet, totaled approximately $1.7 million, net of accumulated amortization. We expense all costs related to abandoned patent applications. Historically, our expense related to abandoned patent costs has not been material but, if we elect to abandon any of our currently issued or unissued patents, the related expense could be material to our operations in the period of abandonment.

Capitalized software costs

      We capitalize costs incurred in the development of computer software related to products under development after establishment of technological feasibility. These capitalized costs are recorded at the lower of unamortized cost or net realizable value and will be amortized over the estimated life of the related product beginning when the product is available for sale. At December 31, 2003, capitalized software development costs related to our TIGRIS instrument totaled $24.9 million. We completed beta evaluations of this instrument for clinical diagnostic applications and undertook initial beta trials for blood screening applications in the third quarter of 2002 and we completed a clinical trial for a diagnostic application in June 2003. We initiated clinical trials of our Procleix Ultrio assay on the TIGRIS instrument for a blood screening application in January 2004. If we are not able to successfully deliver this instrument to the marketplace and attain customer acceptance, the asset could be impaired and an adjustment to the carrying value of this asset would be considered by management at that time. We plan to begin to amortize the capitalized software costs in 2004 on a straight-line basis over 120 months during the second half of 2004.

Income taxes

      Through December 31, 2002, we were included in the consolidated federal and in various combined state income tax returns of our former parent company, Gen-Probe Holding Company, Inc. (formerly known as Chugai Pharma U.S.A., Inc.). Pursuant to a tax sharing agreement with Gen-Probe Holding Company, we generally were allocated an amount of the consolidated tax liability equal to the tax that would have been applicable if computed separately. At December 31, 2003, we had net deferred tax assets of $4.1 million that are more likely than not to be realized. Other than a $2.8 million deferred tax asset and an offsetting $2.8 million tax valuation for assets acquired in the 2002 reorganization, no additional valuation is deemed necessary. In connection with the merger of Gen-Probe Holding Company into us, we recorded approximately

$2.8 million of deferred tax assets. These deferred tax assets relate principally to financial statement depreciation in excess of that deducted for tax purposes and to research and development tax credits previously held by Chugai Pharma USA, LLC, the successor to our former sister company Chugai Biopharmaceuticals, Inc., which have been included in our combined tax returns. These deferred tax assets are being carried forward and may be realized in future periods depending on, among other factors, whether we have sufficient taxable income in the future periods. The deferred tax assets recorded are fully offset by a valuation reserve until these deductions and credits are realized. Net deferred tax assets of $4.1 million relate to research and investment credits taken in our tax returns, timing differences arising from the recording of deferred revenue and certain reserves and accruals. These amounts are offset by capitalized costs expensed for tax purposes and other items. In the event that we were to determine that we would not be able to realize all or part of our deferred tax assets in the future, an adjustment to reduce the deferred tax asset would be made in the period such determination was made.

Results of Operations

      The following table sets forth operating data as a percentage of total revenues:

	Years Ended December 31

	2003	2002	2001

Total revenues	100%	100%	100%
Product sales	91%	90%	80%
Collaborative research revenue	7%	7%	16%
Royalty and license revenue	2%	3%	4%
Operating expenses:
Cost of product sales	22%	34%	30%
Research and development	31%	30%	42%
Marketing and sales	11%	12%	13%
General and administrative	11%	13%	11%
Amortization of intangible assets	0%	1%	1%

Total operating expenses	75%	90%	97%

Income from operations	25%	10%	3%
Total other income (expense)	2%	2%	0%
Income before income taxes	27%	12%	3%
Income tax expense (benefit)	10%	4%	(1)%

Net income	17%	8%	4%

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002
    (Percentages have been rounded to the nearest whole percentage)

Product sales

      Product sales increased $48.7 million, or 35%, to $188.6 million in 2003 from $139.9 million in 2002. The increase was primarily the result of a $38.6 million increase in commercial sales of Procleix blood screening products, both in the United States and international markets, and a $10.3 million increase in STD product sales. Procleix blood screening product sales represented $76.6 million, or 41% of product sales for the year ended December 31, 2003, compared to $38.0 million, or 27% of product sales, for the year ended December 31, 2002.

      We expect competitive pressures related to our STD and blood screening products to continue into the foreseeable future, primarily as a result of the introduction of competing products into the market and continuing pricing pressure, particularly with our STD products.

Collaborative research revenue

      Collaborative research revenue increased $4.4 million, or 40%, to $15.4 million in 2003, from $11.0 million in 2002. The increase was primarily the result of a $4.2 million increase in revenue for reimbursement from Chiron of our development costs incurred on the Procleix Ultrio assay. Additionally, revenues increased by $1.8 million in 2003 due to additional funds received from the NIH in November 2003 to develop a NAT assay for the detection of WNV. These increases were partially offset by a $1.1 million decrease in firm support commitment payments in connection with Procleix tests provided to United States customers through our collaboration with Chiron.

      Collaborative research revenue tends to fluctuate based on the amount of research services performed, the status of projects under collaboration and the achievement of milestones. Due to the nature of our collaborative research revenues, results in any one period are not necessarily indicative of results to be achieved in the future. Our ability to generate additional collaborative research revenues depends, in part, on our ability to initiate and maintain relationships with potential and current collaborative partners. These relationships may not be established or maintained and current collaborative research revenue may decline.

Royalty and license revenue

      Royalty and license revenue decreased $1.5 million, or 32%, to $3.1 million in 2003, from $4.6 million in 2002. The decrease was primarily the result of $2.6 million in prepaid license fees and royalties from bioMérieux which were fully amortized as of December 31, 2002, partially offset by a $0.8 million increase in net license income from Bayer for the licensing of rights to certain patented technology and a $0.3 million increase in minimum annual royalties from bioMérieux.

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

Cost of product sales

      Cost of product sales decreased $7.9 million to $45.5 million, or 24% of product sales revenues in 2003, from $53.4 million, or 38% of product sales revenues in 2002. The $7.9 million decrease in cost of sales principally consisted of a $15.6 million reduction in manufacturing costs related to costs absorbed by research and development for the production of pre-commercial development lots partially offset by a $7.0 million increase in cost of sales attributable to increases in sales volume. Cost of product sales may fluctuate significantly in future periods based on changes in production volumes for both commercially approved products and products under development or in clinical trials. Cost of product sales are also affected by manufacturing efficiencies, allowances for scrap or obsolete materials, additional costs related to initial production quantities of new products after achieving FDA approval, and contractual adjustments, such as instrumentation costs, instrument service costs and royalties.

      Our gross profit margin on product sales increased to 76% in 2003, from 62% in 2002. The gross profit margin benefited by approximately $32.0 million, or 17%, of product sales, primarily from the implementation of commercial pricing in the United States for Procleix blood screening products, as well as an increase in our revenue sharing percentage with Chiron in the second quarter of 2003. Additionally, our margin benefited from certain manufacturing costs absorbed by research and development for the production of pre-commercial development lots. Effective January 1, 2004, we will have a decrease in our revenue sharing percentage with Chiron, from 47.5% to 45.75%. This change, combined with lower planned levels of development lots and higher instrument costs, including the amortization of our capitalized software development costs, and related service costs, attributed to the commercial launch of our TIGRIS instrument, should result in lower future gross margin percentage levels compared to 2003. In addition, currently our non-military customers utilize pooled blood screening samples for testing. We anticipate that requirements for smaller pool sizes or ultimately individual donor testing, if and when implemented, could result in lower gross margin rates as additional tests would be required to deliver the sample results, unless a corresponding increase in sales pricing structure is implemented. We are not able to accurately predict the extent to which our gross margin may be negatively affected as a result of smaller pool sizes or individual donor testing because we do not know the ultimate selling price that Chiron, our distributor, would charge to the end user if smaller pool sizes or individual donor testing is implemented.

Research and development

      Our research and development expenses include salaries and other personnel-related expenses, temporary personnel expenses, outside services, laboratory and manufacturing supplies, pre-commercial development lots and clinical evaluation trials. Research and development expenses increased $16.5 million to $63.2 million, or 31% of total revenues, in 2003, from $46.7 million, or 30% of total revenues, in 2002. The increase was primarily the result of a $12.9 million increase in the production of pre-commercial development lots built and expensed during the year, including three WNV and four Procleix Ultrio development lots, and a $2.3 million increase in salaries and temporary labor resulting from higher staffing levels.

Marketing and sales

      Our marketing and sales expenses include personnel costs, promotional expenses, and outside services. Marketing and sales expenses increased $4.4 million to $22.6 million, or 11% of total revenues, in 2003, from $18.2 million, or 12% of total revenues, in 2002. The increase in expenses was primarily related to a $1.5 million increase in professional consulting and personnel costs in our marketing and sales force to support increases in sales for our clinical diagnostic products.

General and administrative

      Our general and administrative expenses include personnel costs for finance, legal, public relations, human resources and business development, as well as professional fees, such as expenses for legal, patents and auditing services. General and administrative expenses increased $2.2 million to $23.2 million, or 11% of total revenues, in 2003 from $21.0 million, or 13% of total revenues, in 2002. The increase was principally the result of a $2.2 million increase in salaries and benefits resulting from higher staffing levels, including the acquisition of the majority ownership of Molecular Light Technology Limited, partially offset by a $1.1 million decrease in professional fees primarily attributed to last year’s spin-off from Chugai Pharmaceutical.

Total other income (expense)

      Other income (expense) generally consists of investment and interest income offset by interest expense on borrowing, minority interest, and other items. The net other income of $2.7 million in 2003 represented a $0.4 million increase over the prior year. During 2003, we reclassified a $1.25 million charge associated with the early repayment of debt, which was previously recorded as an extraordinary loss. In addition, there was a $1.5 million increase in interest income from our short-term investments, a portion of which was from interest earned on Molecular Light Technology Limited investment balances. Partially offsetting these net increases to other income, in 2002 we received in cash and recognized other income from settlements of outstanding contractual issues with Chiron in the amount of $2.4 million and from a former vendor in the amount of $1.2 million.

Income tax expense (benefit)

      The expense for income taxes amounted to $19.8 million in 2003, compared to $5.2 million in 2002. The tax expense increase in 2003 was attributable to the pre-tax profit of $55.1 million for 2003, compared to $18.2 million in the prior year. The 2003 tax expense includes the benefit of Federal and state research and investment credits which reduced the combined Federal and state statutory tax rate of approximately 41% to the effective tax rate of 36% in 2003.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001
    (Percentages have been rounded to the nearest whole percentage)

Product sales

      Product sales increased $35.7 million, or 34%, to $139.9 million in 2002 from $104.2 million in 2001. The increase was primarily a result of a $33.1 million increase in commercial sales of Procleix blood screening products, both in the United States and international markets. Procleix blood screening product sales represented $38.0 million or 27% of product sales for the year ended December 31, 2002, compared to $4.9 million, or 5%, of product sales for the year ended December 31, 2001.

      In February 2002, the FDA approved our Procleix HIV-1/HCV assay for screening donated human blood. Chiron began implementing commercial pricing for the sale of these products in the United States in the second quarter of 2002. Revenues from the sale of these products are now classified as product sales in our financial statements. We record revenues related to use of our blood screening products in the United States and other countries in which the products have not received regulatory approval as collaborative research revenues.

Collaborative research revenue

      Collaborative research revenue decreased $9.2 million, or 45%, to $11.0 million in 2002 from $20.2 million in 2001. The decrease in 2002 was primarily the result of a $7.4 million decrease in firm support commitment payments recorded in 2002 in connection with tests provided to United States customers through our collaboration with Chiron for pooled blood sampling under the terms of the IND application. In addition, revenues from the NIH organ donor program decreased $1.1 million, to $3.1 million in 2002, from $4.2 million in 2001, reflecting the completion of this contract award in 2002.

Royalty and license revenue

      Royalty and license revenue decreased $0.7 million, or 13%, to $4.6 million in 2002 from $5.3 million in 2001. The decrease in 2002 was primarily the result of the receipt in the third quarter of 2001 of $2.0 million in license and royalty fees from Chugai Diagnostics Science Co., Ltd. for the licensing of rights to certain patented property and royalties, partially offset by $1.0 million in increased royalties from our collaboration with bioMerieux.

Cost of product sales

      Cost of product sales increased $14.4 million to $53.4 million, or 38% of product sales revenues in 2002 from $39.0 million, or 37% of product sales revenues, in 2001. The increase in cost of sales was primarily attributable to increased sales volume in 2002 and from recording a greater portion of costs associated with the operation of our blood screening manufacturing facility to cost of product sales in 2002 compared to 2001. A substantial portion of the costs associated with our blood screening product manufacturing facility was classified as research and development expenses prior to receiving FDA approval for our Procleix HIV-1/HCV assay in the United States. The amount included in research and development expense in 2001 was $13.2 million, which includes costs associated with our blood screening product manufacturing facility, as well as scrap charges associated with the production of developmental lots for the assay. The amount included in research and development expense in 2002 was $1.6 million. As a result, cost of product sales increased as a percentage of product sales in 2002 compared to 2001. Our gross profit margin on product sales decreased to 62% in 2002 from 63% in 2001. Gross profit in 2002 benefited by approximately $2.1 million, or 1.5% of product sales, through the delivery to customers of blood screening products that had previously been charged to expense during development.

Research and development

      Research and development expenses decreased $7.3 million to $46.7 million, or 30% of total revenues, in 2002 from $54.0 million, or 42% of total revenues, in 2001. The decrease was primarily the result of an

$11.6 million decrease in research and development expenses as a result of our recording all costs associated with the operation of our blood screening facility to cost of sales following FDA approval of our Procleix HIV-1/HCV assay in February 2002, partially offset by a $1.8 million increase in outside instrument development costs and a $2.5 million increase in personnel expenses.

Marketing and sales

      Marketing and sales expenses increased $2.0 million to $18.2 million, or 12% of total revenues, in 2002 from $16.2 million, or 13% of total revenues, in 2001. The increase in expenses was primarily related to a $0.9 million increase in personnel costs in our marketing and sales force in 2002 to support increases in sales for our clinical diagnostic products, a $0.2 million increase in professional fees and a $0.9 million increase in other marketing and sales expenses.

General and administrative

      General and administrative expenses increased $5.4 million to $21.0 million, or 13% of total revenues, in 2002 from $15.6 million, or 12% of total revenues, in 2001. The increase in 2002 was the result of a $2.7 million increase in spending for legal and other professional fees primarily related to Gen-Probe’s spin-off from Chugai Pharmaceutical, a $1.1 million increase in salaries and benefits resulting from higher staffing levels and a $0.6 million increase in printing and public relations expenses, primarily relating to the registration of our common stock.

Amortization of intangible assets

      Amortization of intangible assets decreased $0.6 million to $0.3 million in 2002, from $0.9 million in 2001. Annual amortization of $0.6 million was associated with the goodwill applicable to Gen-Probe Holding Company’s purchase of Gen-Probe in 1989. The goodwill is no longer amortized following our implementation of SFAS 142.

Total other income (expense)

      Other income (expense) generally consists of investment and interest income offset by interest expense on borrowing and other items. The net other income of $2.3 million in 2002 is a $2.8 million increase over the net expense of $0.5 million in 2001. The increase in 2002 was due to the receipt in cash and recognition of income from settlements of outstanding contractual issues with Chiron in the amount of $2.4 million and from a former vendor in the amount of $1.2 million. In addition, we adopted SFAS No. 145 in 2003 and reclassified the $1.25 million prepayment premium and the deferred financing fees associated with the early pay-off of debt recorded in the third quarter of 2002 from an extraordinary loss, net of tax benefit, to interest expense on the statement of income. The tax benefit has been reflected as a component of income tax expense.

Income tax expense (benefit)

      The expense for income taxes amounted to $5.2 million in 2002, compared to a $1.1 million benefit in 2001. The 2002 tax expense was attributable to the pre-tax profit of $18.2 million in 2002, less the benefits of Federal and state research and investment credits which reduce the combined Federal and state statutory tax rate of approximately 39% to the effective tax rate of 29% in 2002. The tax benefit of $1.1 million in 2001 reflected an increased level of Federal and state tax credits for research and development in 2001 and the effect of the revisions made to increase our 2000 estimate for research and development tax credits.

Liquidity and capital resources

      Historically, we have financed our operations through cash from operations, cash received from collaborative research agreements, royalty and license fees, the private placement of debt and cash from capital contributions. At December 31, 2003, we had $156.3 million of cash and cash equivalents and short-term investments.

      For the year ended December 31, 2003, net cash provided by operating activities was $52.6 million, compared to $42.2 million for the year ended December 31, 2002. The increase was primarily the result of net income of $35.3 million plus depreciation and amortization of $15.8 million in 2003, compared to net income of $13.0 million plus depreciation and amortization of $17.8 million in 2002.

      Our investing activities used cash of $74.8 million for the year ended December 31, 2003, compared to $80.7 million for the year ended December 31, 2002. During 2003, we paid $4.1 million, net of cash acquired, for the acquisition of a majority interest in Molecular Light Technology Limited. In addition, our investing activities consisted of purchases, net of proceeds of $52.7 million for short-term investments and $12.2 million for capital expenditures. Our expenditures for capital additions vary based on the stage of certain development projects and may increase in the future related to the timing of development of new product opportunities and to support expansion of our facilities in connection with those opportunities. However, the average age of our property, plant and equipment is approximately five years, which gives us flexibility in planning capital expenditures.

      Net cash provided by financing activities was $14.9 million for the year ended December 31, 2003, compared to $63.9 million for the year ended December 31, 2002. During 2002, cash provided by investing activities consisted of $75.9 million in cash received from our merger with Gen-Probe Holding Company, Inc., partially offset by $12.0 million in payments made on our long term debt during 2002. During the year ended December 31, 2003, we received $14.9 million from the proceeds of stock option exercises and purchases made through our Employee Stock Purchase Plan, or ESPP. On a going-forward basis, cash from financing activities will be affected by receipts from sales of stock under our ESPP and from the exercise of stock options. We expect fluctuations to occur throughout the year, as the amount and frequency of stock-related transactions are dependent upon the market performance of our common stock, along with other factors.

      We have an unsecured bank line of credit agreement with Wells Fargo Bank, N.A., which expires in July 2005, under which we may borrow up to $10.0 million, subject to a “borrowing base formula,” at the bank’s prime rate, or at LIBOR plus 1.0%. We have not taken advances against the line of credit since its inception. The line of credit agreement requires us to comply with various financial and restrictive covenants. Financial covenants include requirements as to tangible net worth, liabilities as a percentage of tangible net worth, the ratio of current assets to current liabilities, required minimum levels of earnings before interest, taxes, depreciation and amortization, the ratio of funded debt to earnings before interest, taxes, depreciation and amortization, and maximum levels of pre-tax and after tax losses. At December 31, 2003, we were in compliance with all covenants.

      In 2004, we expect to commence the construction of an additional building at our Genetic Center Drive location. This new building will consist of an approximately 291,000 square foot outside shell, with approximately 160,000 square feet built out with interior improvements. The additional space that will not initially be built out will allow for future expansion. The project is estimated to take two years for completion and is currently estimated to cost approximately $35.0 to $40.0 million. These costs will be capitalized as incurred and deprecation will commence upon our completion and use, which is planned for early 2006.

      We plan to implement a new Enterprise Resource Planning, or ERP, software system effective in 2005, which is currently estimated to represent an approximate $6.0 to $7.0 million expenditure; the majority of these costs are expected to be incurred during 2004.

      Further, we expect to incur approximately $10.0 million to purchase TIGRIS instruments that will be added to our installed base during 2004.

Contractual obligations and commercial commitments

      Our contractual obligations due to lessors for properties that we lease as well as other amounts due for purchase commitments as of December 31, 2003 were as follows (amounts in thousands):

Contractual Obligations	Total	2004	2005	2006	2007	2008

Operating leases(1)	$6,416	$2,116	$1,849	$1,590	$765	$96
Material purchase commitment(2)	8,800	8,800	—	—	—	—

Total(3)	$15,216	$10,916	$1,849	$1,590	$765	$96

(1)	Reflects obligations on facilities under operating leases in place as of December 31, 2003. Future minimum lease payments are included in the table above.

(2)	Amounts represent our minimum purchase commitments from two key vendors for raw materials used in manufacturing and instrumentation.

(3)	Does not include amounts relating to our obligations under our collaboration with Chiron, pursuant to which both parties have obligations to each other. We are obligated to manufacture and supply our blood screening assay to Chiron, and Chiron is obligated to purchase all of the quantities of this assay specified on a 90-day demand forecast, due 90 days prior to the date Chiron intends to take delivery, and certain quantities specified on a rolling 12-month forecast.

      In connection with the joint development of the Procleix HIV-1/HCV assay, and as a condition for Chiron’s agreement to pay for most of the clinical trial costs related to approval of that assay, we agreed to pay the costs related to the clinical trial for the next joint development project with Chiron. Our obligation is limited to the cost incurred for the previous joint clinical trial, which was approximately $4.1 million. As of December 31, 2003, we had incurred approximately $1.0 million of clinical trial expenses and we anticipate these costs will continue through the end of 2005.

      Our primary short-term needs for capital, which are subject to change, are for continued research and development of new products, costs related to commercialization of blood screening products and purchases of the TIGRIS instrument for placement with our customers. Certain research and development costs are funded under collaboration agreements with partners or agencies of the United States government. We anticipate additional funds from these sources as reimbursable costs are incurred, but these funds may not materialize and these relationships may not continue.

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

      We may from time to time consider the acquisition of businesses and/or technologies complementary to our business. We could require debt financing if we were to engage in a material acquisition in the future. In August 2003, we filed a Form S-3 shelf registration statement with the SEC relating to the possible future sale of up to an aggregate of $150 million of debt or equity securities.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

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

      We are exposed to foreign exchange risk for expenditures in certain foreign countries, but the total receivables and payables denominated in foreign currencies at December 31, 2003 were not material. We believe that our business operations are not exposed to market risk relating to commodity price risk.

Item 8.	Financial Statements and Supplementary Data

      See Contents to Consolidated Financial Statements on page F-1 below for a list of the financial statements being filed with this Annual Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

Item 9A.	Controls and Procedures

      As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the year ended December 31, 2003.

      An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any change in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any change in our internal control over financial reporting that occurred during our latest fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

      The information required by this Item will be set forth in the section headed “Proposal 1 — Election of Directors” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of our Stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2003, and is incorporated in this report by reference.

      We have adopted a code of ethics for directors, officers (including our principal executive officer, principal financial officer and principal accounting officer or controller) and employees, known as the Code of Ethics. The Code of Ethics is available on our website at http://www.gen-probe.com. Stockholders may request a free copy of the Code of Ethics from:

Gen-Probe Incorporated
Attention: Investor Relations
10210 Genetic Center Drive
San Diego, CA 92121-4362
(858) 410-8000
http://www.gen-probe.com

Item 11.	Executive Compensation

      The information required by this Item will be set forth in the section headed “Executive Compensation and Other Information” in the Proxy Statement and is incorporated in this report by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information required by this Item will be set forth in the section headed “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement and is incorporated in this report by reference.

      Information regarding our equity compensation plans, including both stockholder approved plans and non-stockholder approved plans, is set forth in the section entitled “Executive Compensation — Equity Compensation Plan Information” in our Proxy Statement and is incorporated in this report by reference.

Item 13.	Certain Relationships and Related Transactions

      The information required by this Item will be set forth in the section headed “Certain Relationships and Related Transactions” in the Proxy Statement and is incorporated in this report by reference.

Item 14.	Principal Accountant Fees and Services

      The information required by this Item will be set forth in the section headed “Independent Auditors Fees” in the Proxy Statement, and is incorporated in this report by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) Documents filed as part of this report.

1. The following financial statements of Gen-Probe Incorporated and Report of Ernst & Young LLP, independent auditors, are included in this report:

Report of Ernst & Young LLP, Independent Auditors

Consolidated balance sheets at December 31, 2003 and 2002

Consolidated statements of income for each of the three years ended December 31, 2003, 2002, 2001

Consolidated statements of stockholders’ equity for each of the three years ended December 31, 2003, 2002, 2001

Consolidated statements of cash flows for each of the three years ended December 31, 2003, 2002, 2001

Notes to consolidated financial statements

2. Schedule II — Valuation and Qualifying Accounts and Reserves for each of the three years ended December 31, 2003

Financial Statement schedules. All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.

3. List of Exhibits required by Item 601 of Regulation S-K. See part (c) below.

      (b) Reports on Form 8-K.

      On October 30, 2003, we filed a report on Form 8-K dated October 30, 2003 relating to the results of our third fiscal quarter ended September 30, 2003. Under the Form 8-K, we furnished (not filed) pursuant to Item 12 under Item 7 the press release entitled “Gen-Probe Reports Third Quarter 2003 Financial Results” relating to the results of our third fiscal quarter ended September 30, 2003, which furnished press release included our consolidated balance sheet as of December 31, 2002 and unaudited consolidated balance sheet as of September 30, 2003 and our unaudited consolidated statement of income for the three months and nine months ended September 30, 2003.

      On November 21, 2003, we filed a report on Form 8-K dated November 20, 2003 relating to an amendment to the Rights Agreement dated as of September 16, 2002, as amended, between Mellon Investor Services LLC, as rights agents, and us. The Second Amendment to the Rights Agreement dated as of November 20, 2003 was filed as an exhibit to the Form 8-K.

      (c) Exhibits. See the Exhibit Index and Exhibits filed as part of this report.

SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	/s/ HENRY L. NORDHOFF

Henry L. Nordhoff
Chairman, President and Chief Executive Officer

Date: March 9, 2004

      Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ HENRY L. NORDHOFF Henry L. Nordhoff	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 9, 2004

/s/ HERM ROSENMAN Herm Rosenman	Vice President — Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 9, 2004

/s/ RAYMOND V. DITTAMORE Raymond V. Dittamore	Director	March 9, 2004

/s/ GERALD D. LAUBACH Gerald D. Laubach, Ph.D.	Director	March 9, 2004

/s/ BRIAN A. MCNAMEE Brian A. McNamee, M.B.B.S	Director	March 9, 2004

/s/ ABRAHAM D. SOFAER Abraham D. Sofaer	Director	March 9, 2004

/s/ ARMIN M. KESSLER Armin M. Kessler	Director	March 9, 2004

/s/ PHILLIP M. SCHNEIDER Phillip M. Schneider	Director	March 9, 2004

GEN-PROBE INCORPORATED

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Gen-Probe Incorporated

      We have audited the accompanying consolidated balance sheets of Gen-Probe Incorporated as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. Our audits also include the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gen-Probe Incorporated at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      As discussed in Notes 1 and 4 to the consolidated financial statements, effective January 1, 2002, the Company adopted Financial Accounting Standards Board No. 142, “Goodwill and Other Intangible Assets.”

ERNST & YOUNG LLP

San Diego, California

January 30, 2004

GEN-PROBE INCORPORATED

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31

	2003	2002

Current assets:
Cash and cash equivalents	$35,973	$43,118
Short-term investments	120,333	64,842
Trade accounts receivable, net of allowance for doubtful accounts of $717 and $787 at December 31, 2003 and 2002, respectively	15,158	11,891
Accounts receivable — other	2,555	1,024
Inventories	15,096	12,928
Deferred income taxes	10,979	7,178
Prepaid expenses and other current assets	8,783	5,114

Total current assets	208,877	146,095
Property, plant and equipment, net	65,478	65,870
Capitalized software	24,872	22,802
Goodwill	18,621	18,621
Other assets	6,893	4,769

Total assets	$324,741	$258,157

Current liabilities:
Accounts payable	9,250	8,148
Accrued salaries and employee benefits	11,670	8,961
Other accrued expenses	6,085	5,704
Income tax payable	6,191	894
Deferred revenue	6,681	7,100

Total current liabilities	39,877	30,807
Deferred income taxes	6,850	5,112
Deferred revenue	5,667	6,333
Deferred rent	323	327
Minority interest	1,649	—
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.0001 par value per share; 20,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.0001 par value per share; 200,000,000 shares authorized, 48,721,560 and 47,599,890 shares issued and outstanding at December 31, 2003 and 2002, respectively(1)	5	5
Additional paid-in capital	212,586	192,624
Deferred compensation	(538)	—
Accumulated other comprehensive income	343	300
Retained earnings	57,979	22,649

Total stockholders’ equity	270,375	215,578

Total liabilities and stockholders’ equity	$324,741	$258,157

(1)	All share and per share amounts reflect the 2-for-1 stock split implemented as a 100% stock dividend in September 2003 and the .366153-for-1 reverse stock split effective in August 2002.

See accompanying notes to consolidated financial statements.

GEN-PROBE INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Years Ended December 31

	2003	2002	2001

Revenues:
Product sales	$188,645	$139,932	$104,233
Collaborative research revenue	15,402	11,032	20,203
Royalty and license revenue	3,144	4,633	5,295

Total revenues	207,191	155,597	129,731
Operating expenses:
Cost of product sales	45,458	53,411	38,954
Research and development	63,193	46,709	53,967
Marketing and sales	22,586	18,199	16,247
General and administrative	23,233	20,995	15,564
Amortization of intangible assets	372	336	948

Total operating expenses	154,842	139,650	125,680

Income from operations	52,349	15,947	4,051
Other income (expense):
Minority interest	(97)	—	—
Interest income	2,415	906	482
Interest expense	(65)	(1,868)	(1,012)
Other income (expense), net	494	3,238	6

Total other income (expense)	2,747	2,276	(524)

Income before income taxes	55,096	18,223	3,527
Income tax expense (benefit)	19,766	5,216	(1,090)

Net income	$35,330	$13,007	$4,617

Net income per share(1):
Basic	$0.74	$0.27	$0.10

Diluted	$0.72	$0.27	$0.10

Weighted average shares outstanding(1):
Basic	47,974	47,600	47,600

Diluted	49,137	47,610	47,606

(1)	All share and per share amounts reflect the 2-for-1 stock split implemented as a 100% stock dividend in September 2003 and the .366153-for-1 reverse stock split effective in August 2002.

See accompanying notes to consolidated financial statements.

GEN-PROBE INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

					Accumulated
	Common Stock		Additional		Other		Total
			Paid-In	Deferred	Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Compensation	Income	Earnings	Equity

Balance at December 31, 2000	47,600	$5	$106,100	$—	$50	$5,025	$111,180
Comprehensive income:
Net income	—	—	—	—	—	4,617	4,617
Unrealized gains on short-term investments, net of income tax expense of $2	—	—	—	—	10	—	10

Comprehensive income							4,627

Balance at December 31, 2001	47,600	5	106,100	—	60	9,642	115,807
Capital contribution from merger with Gen-Probe Holding	—	—	86,524	—	—	—	86,524
Comprehensive income:
Net income	—	—	—	—	—	13,007	13,007
Unrealized gains on short-term investments, net of income tax expense of $53	—	—	—	—	240	—	240

Comprehensive income							13,247

Balance at December 31, 2002	47,600	5	192,624	—	300	22,649	215,578
Common shares issued from exercise of stock options	1,083	—	14,301	—	—	—	14,301
Purchase of common shares through employee stock purchase plan	35	—	587	—	—	—	587
Issuance of common shares to board members	4	—	87	—	—	—	87
Deferred compensation related to issuance of restricted shares	—	—	600	(600)	—	—	—
Amortization of deferred compensation	—	—	—	62	—	—	62
Stock option income tax benefits	—	—	4,387	—	—	—	4,387
Comprehensive income:
Net income	—	—	—	—	—	35,330	35,330
Unrealized gains on short-term investments, net of income tax expense of $61	—	—	—	—	43	—	43

Comprehensive income							35,373

Balance at December 31, 2003	48,722	$5	$212,586	$(538)	$343	$57,979	$270,375

See accompanying notes to consolidated financial statements.

GEN-PROBE INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31

	2003	2002	2001

Operating activities
Net income	$35,330	$13,007	$4,617
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,822	17,784	16,953
Stock compensation charges	149	—	—
Loss on disposal of property and equipment	102	308	115
Deferred rent	(4)	30	297
Stock option income tax benefits	4,387	—	—
Deferred revenue	(1,085)	1,221	(918)
Deferred income taxes	(2,239)	1,106	(892)
Minority interest	37	—	—
Changes in assets and liabilities:
Accounts receivable	(2,164)	6,219	(372)
Inventories	(2,108)	(1,924)	1,505
Prepaid expenses and other current assets	(3,669)	640	(2,107)
Accounts payable	310	58	1,256
Accrued salaries and employee benefits	2,710	1,920	1,647
Other accrued expenses	(259)	(1,059)	85
Income tax payable	5,297	2,927	47

Net cash provided by operating activities	52,616	42,237	22,233

Investing activities
Proceeds from sales and maturities of short-term investments	42,722	—	6,353
Purchases of short-term investments	(95,421)	(64,842)	(2,432)
Purchases of property, plant and equipment	(12,238)	(12,616)	(10,749)
Capitalization of license fee	(3,000)	—	—
Cash paid for acquisition of Molecular Light Technology Limited, net of cash acquired	(4,133)	—	—
Capitalization of software development costs	(2,070)	(3,011)	(3,366)
Capitalization of patent costs	(635)	(678)	(900)
Other assets	(12)	400	(30)

Net cash used in investing activities	(74,787)	(80,747)	(11,124)

Financing activities
Principal payments on long-term debt	—	(12,000)	(2,000)
Capital contribution from merger with Gen-Probe Holding	—	75,878	—
Proceeds from issuance of common stock	14,888	—	—

Net cash provided by (used in) financing activities	14,888	63,878	(2,000)

Effect of exchange rate changes on cash	138	—	—
Net increase (decrease) in cash and cash equivalents	(7,145)	25,368	9,109
Cash and cash equivalents at the beginning of year	43,118	17,750	8,641

Cash and cash equivalents at the end of year	$35,973	$43,118	$17,750

Supplemental disclosure of cash flow information:
Cash paid (received) for:
Interest	$63	$754	$998

Income taxes	$11,913	$2,104	$(745)

Non-cash financing activities:
Contribution of non-cash items from merger with Gen-Probe Holding	$—	$10,646	$—

See accompanying notes to consolidated financial statements.

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

      These consolidated financial statements reflect the Company’s historical financial results as an independent company, separate from the Company’s former direct parent, Gen-Probe Holding Company, Inc. (“Gen-Probe Holding”), which was a wholly-owned subsidiary of Chugai Pharmaceutical, Co. Ltd. (“Chugai”) of Tokyo, Japan.

      On August 7, 2003, the Company paid approximately $7.2 million in cash to acquire an additional 65.6% of the outstanding shares of Molecular Light Technology Limited (“MLT”), a privately held company located in Cardiff, Wales, giving the Company a total ownership of 82.6% when added to the 17% previously held. As such, the Company owns more than 50% and has the ability to control the operations of this subsidiary and, therefore, has consolidated MLT with that of the Company as of the date of acquisition. MLT is a biotechnology company from which Gen-Probe licenses chemiluminescent technology it uses in its Hybridization Protection Assay (“HPA”). Gen-Probe is the exclusive licensee of the MLT technology for disease testing using nucleic acid hybridization. The acquisition was accounted for under the purchase method of accounting in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations.”

      The remaining interest in MLT not owned by the Company is owned by two members of MLT’s management and has been recorded as minority interest on the balance sheet and statement of income. As a condition to the acquisition, the Company entered into an option agreement which gives these individuals the option to sell to the Company their respective interests in MLT during a five-year period at a fixed price of approximately $958,000, plus accrued interest. The Company has the right to accelerate the purchase of these interests.

Principles of consolidation

      The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiaries, Gen-Probe Sales and Services, Inc., Gen-Probe Canada, Inc., Gen-Probe UK Limited and Molecular Light Technology Limited and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Reporting periods

      The Company operates and reports on fiscal periods ending on the Friday closest to the end of the month except for year-end, which closes on December 31. For ease of presentation, the quarterly reporting periods are deemed to end on March 31, June 30 and September 30. The fiscal years ended December 31, 2003, 2002 and 2001 each included 52 weeks.

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

GEN-PROBE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign currencies

      Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the year. Translation adjustments resulting from this process are charged or credited to other income (expense).

Cash and cash equivalents

      Cash and cash equivalents consist primarily of highly liquid cash investment funds with original maturities of three months or less when acquired.

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

Fair value of financial instruments

      The carrying value of cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities approximates fair value.

Collectibility of accounts receivable

      The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Credit losses historically have been minimal and within management’s expectations. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of the Company’s ability to make payments, additional allowances would be required.

GEN-PROBE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-based compensation

      The Company measures compensation expense for its employee stock-based compensation using the intrinsic value method and provides pro forma disclosures of net income and earnings per common share as if the fair value methods had been applied in measuring compensation expense. Under the intrinsic value method, compensation cost for employee stock awards is recognized as the excess, if any, of the deemed fair value for financial reporting purposes of the Company’s common stock on the date of grant over the amount an employee must pay to acquire the stock. Compensation cost is amortized over the vesting period using an accelerated graded method in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.”

      Deferred compensation for restricted stock issued to the Company’s chief executive officer has been determined in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation” as the fair value of the consideration received.

      Pro forma information regarding net income is required to be disclosed in interim financial statements by SFAS No. 148, and has been determined as if the Company had accounted for its employee stock options and employee stock purchase plan under the fair value method of SFAS No. 123. The fair value for these options was estimated at the dates of grant using the minimum value option pricing model from the stock option plan inception date in 2000 through September 15, 2002 and the Black-Scholes pricing model for all option grants made subsequent to that date. The following weighted average assumptions were used:

	Years Ended December 31

	2003	2002	2001

Risk free interest rate	2.76%	3.82%	4.33%
Dividend yield	0%	0%	0%
Volatility factor	47%	72%*	0%
Expected life (in years)	4	4	4
Resulting average fair value	$10.78	$0.91	$1.81

*	Amount represents the average volatility for options granted from September 16, 2002 — December 31, 2002

GEN-PROBE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Had compensation expense for stock options granted been determined based on the fair value of the options at the date of grant, accounting consistent with SFAS No. 123, the Company’s net income and net income per share would have been as follows (in thousands, except per share data):

	Years Ended December 31

	2003	2002	2001

Net income:
As reported	$35,330	$13,007	$4,617
Stock-based employee compensation expense included in reported net income, net of related tax effects	37	—	—
Total stock-based employee compensation expense determined under fair value based method for all options, net of related tax effects	(3,092)	(792)	(1,940)

Pro forma net income	$32,275	$12,215	$2,677

Net income per share:
As reported
Basic	$0.74	$0.27	$0.10
Diluted	$0.72	$0.27	$0.10
Pro forma
Basic	$0.67	$0.26	$0.06
Diluted	$0.66	$0.26	$0.06

      The pro forma effects on net income for the years ended December 31, 2003, 2002 and 2001 are not likely to be representative of the effects on reported net income in future years. In management’s opinion, existing stock option valuation models do not provide a reliable single measure of the fair value of employee stock options that have vesting provisions and are not transferable. In addition, option valuation models require the input of highly subjective assumptions, and changes in such subjective assumptions can materially affect the fair value estimate of employee stock options.

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

GEN-PROBE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contracts that have an equipment factor set forth in them. The costs associated with the instrument are charged to costs of goods sold on a straight-line basis over the estimated life of the instrument, which ranges from three to five years. The costs to maintain these systems in the field are charged to operations as incurred.

      In addition to collaborative research revenue previously recorded in connection with sales of blood screening products in the United States and other countries in which products have not received regulatory approval, the Company recognizes collaborative research revenue over the term of various collaboration agreements as negotiated monthly contracted amounts are earned or reimbursable costs are incurred related to that agreement. Negotiated monthly contracted amounts are earned in relative proportion to the performance required under the contracts. Non-refundable license fees are recognized over the related performance period or at the time that the Company has satisfied all performance obligations related to the agreement. Milestone payments are recognized as revenue upon (i) the achievement of specified milestones when the Company has earned the milestone payment, (ii) the milestone is substantive in nature and the achievement of the milestone was not reasonably assured at the inception of the agreement and (iii) the fees are non-refundable. Any amounts received prior to satisfying the Company’s revenue recognition criteria are recorded as deferred revenue in the balance sheet.

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

Cost of revenues

      Cost of product sales reflects the costs applicable to products shipped for which product sales revenue is recognized in accordance with the Company’s revenue recognition policy. The Company manufactures products for commercial sale as well as development stage products for internal use or clinical evaluation. The Company follows SFAS No. 2, “Accounting for Research and Development Costs” in classifying costs between cost of product sales and research and development costs.

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

Shipping and handling expenses

      Shipping and handling expenses are included in cost of product sales and totaled approximately $2,258,000, $1,780,000 and $2,096,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Inventories

      Inventories are stated at the lower of cost (first-in, first-out) or market. The estimated reserve is based on management’s review of inventories on hand compared to estimated future usage and sales, shelf-life and assumptions about the likelihood of obsolescence.

GEN-PROBE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Capitalized software costs

      The Company capitalizes costs incurred in the development of computer software after establishment of technological feasibility. These capitalized costs are recorded at the lower of unamortized cost or net realizable value and will be amortized over the estimated life of 10 years beginning when the TIGRIS instrument is available for sale.

Long-lived assets

      Property, plant and equipment and intangible assets with definite useful lives are stated at cost. Depreciation of property, plant and equipment is provided using the straight-line method over the estimated useful lives of the assets as follows:

Years

Building	10-39
Machinery and equipment	3-5
Furniture and fixtures	3

      Depreciation expense was $14,380,000, $15,632,000 and $14,457,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Amortization of leasehold improvements is provided over the shorter of the remaining life of the lease or estimated useful life of the asset. Patents and trademarks are stated at cost and amortized on a straight-line basis over the lesser of the remaining useful life of the related technology or the estimated useful life of 8 years. The costs of other purchased intangibles are amortized over their estimated useful lives. Goodwill less the amount allocated to in-process technology was being amortized over 40 years through December 31, 2001.

Impairment of long-lived assets

      The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” at the beginning of fiscal 2002, which prohibits the amortization of goodwill and intangible assets with indefinite useful lives. SFAS No. 142 requires that these assets be reviewed for impairment at least annually. The Company completed its impairment test in the fourth quarter of 2003 and determined that no impairment loss was necessary. If the assets were considered to be impaired, the impairment charge would be the amount by which the carrying value of the assets exceeds the fair value of the assets. With the adoption of SFAS No. 142, the Company no longer amortizes goodwill, which reduced annual amortization expense and increased the Company’s operating income by $612,000.

      The following table presents a reconciliation of net income and per share data to what would have been reported had the new rules been in effect during the year ended December 31, 2001 (in thousands, except per share data):

Year Ended
December 31,
2001

Reported net income	$4,617
Add back goodwill amortization, net of tax	612

Adjusted net income	$5,229
Basic and diluted net income per common share:
Reported net income	$0.10
Goodwill amortization, net of tax	0.01

Adjusted net income	$0.11

GEN-PROBE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” if indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, the Company measures the amount of such impairment by comparing the fair value to the carrying value. There have been no indicators of impairment through December 31, 2003.

Accumulated other comprehensive income

      In accordance with SFAS No. 130, “Reporting Comprehensive Income,” all components of comprehensive income, including net income, are reported in the financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income and other comprehensive income, which consists of unrealized gains and losses on investments, are reported, net of their related tax effect, to arrive at comprehensive income.

Research and development

      Research and development costs are expensed as incurred.

Income taxes

      The Company was included along with its former sister company, Chugai Pharma USA, LLC (“CPUSA”), in the consolidated federal and in various combined state income tax returns of Gen-Probe Holding. Pursuant to a tax-sharing agreement with Gen-Probe Holding, the Company was generally allocated an amount of the consolidated tax liability equal to the tax that would have been applicable if computed separately.

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

Recent accounting pronouncements

      In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 clarifies the requirements of SFAS No. 5, “Accounting for Contingencies,” relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of FIN 45 are effective for annual periods ending after December 15, 2002. However, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have an impact on the Company’s consolidated financial statements.

      In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” This Interpretation requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of activities of the variable interest entity should be included in the consolidated financial statements of the business enterprise. FIN 46 is effective for variable interest entities created after January 31, 2003. FIN 46 is an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” FIN 46 requires a variable interest entity to be consolidated by

GEN-PROBE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The adoption of this interpretation did not have an impact on our financial condition or results of operations.

      In April 2003, the FASB issued SFAS No. 149 (“SFAS 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under Statement 133. SFAS 149 requires that contracts with comparable characteristics be accounted for similarly. In particular, SFAS 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, and (3) amends the definition of underlying to conform it to language used in FIN 45. SFAS 149 is effective for contracts entered into or modified after June 30, 2003. We do not expect this interpretation to have a significant impact on our financial condition or results of operations.

      In May 2003, the FASB issued SFAS No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS 150 establishes standards for how to classify and measure certain financial instruments with characteristics of both liabilities and equity. It is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this interpretation did not have an impact on our financial condition or results of operations.

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

      Under the provisions of SAB No. 98, common shares issued for nominal consideration, if any, would be included in the per share calculations as if they were outstanding for all periods presented. The Company had 48,721,560 shares of stock outstanding as of December 31, 2003 and 47,559,890 shares of common stock outstanding as of December 31, 2002. The Company considers common equivalent shares from the exercise of stock options in the instance where the shares are dilutive to net income of the Company by application of the treasury stock method.

      The following table sets forth the computation of net income per share (in thousands, except per share amounts):

	December 31

	2003	2002	2001

Net income	$35,330	$13,007	$4,617

Weighted average shares outstanding — Basic	47,974	47,600	47,600
Effect of dilutive common stock options outstanding	1,163	10	6

Weighted average shares outstanding — Diluted	49,137	47,610	47,606

Net income per share:
Basic	$0.74	$0.27	$0.10

Diluted	$0.72	$0.27	$0.10

GEN-PROBE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Dilutive securities include common stock options subject to vesting. Potentially dilutive securities totaling 588,292, 3,929,148 and 2,561,692 for the years ended December 31, 2003, 2002 and 2001, respectively were excluded from the calculation of diluted earnings per share because of their anti-dilutive effect.

2.     Balance sheet information

      The following tables provide details of selected balance sheet items (in thousands):

Inventories

	December 31

	2003	2002

Raw materials and supplies	$5,874	$4,504
Work in process	3,118	1,295
Finished goods	6,104	7,129

	$15,096	$12,928

Property, plant and equipment

	December 31

	2003	2002

Land	$9,100	$9,100
Building	40,534	38,203
Machinery and equipment	88,416	79,529
Leasehold improvements	17,551	17,283
Furniture and fixtures	9,473	8,793

Property, plant and equipment (at cost)	165,074	152,908
Less accumulated depreciation and amortization	(99,596)	(87,038)

Property, plant and equipment (net)	$65,478	$65,870

Other assets

	December 31

	2003	2002

Patents and other intangible assets	$14,866	$14,230
Purchased intangible assets	36,636	33,636
Other	260	330

	51,762	48,196
Less accumulated amortization	(44,869)	(43,427)

	$6,893	$4,769

GEN-PROBE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other accrued expenses

	December 31

	2003	2002

Royalties	$2,315	$2,161
Patent and legal	690	829
Sales tax payable	459	236
Professional fees	400	1,471
Other	2,221	1,007

Total	$6,085	$5,704

      As of December 31, 2003, the Company has capitalized $24,872,000 in software costs associated with the development of the TIGRIS instrument. In addition, the Company has in aggregate $10,703,000 in TIGRIS related items consisting of inventories, machinery and equipment and prepaid expenses.

3.	Short-term investments

      The following is a summary of short-term investments as of December 31, 2003 (in thousands):

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Corporate obligations	$18,745	$122	$—	$18,867
Mortgage backed government securities	41,909	72	(1)	41,980
Municipal securities	59,327	171	(12)	59,486

Total short-term investments	$119,981	$365	$(13)	$120,333

      The amortized cost and estimated fair value of available-for-sale marketable securities as of December 31, 2003, by contractual maturity, are as follows (in thousands):

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Maturities
Within one year	$36,287	$148	$(1)	$36,434
After one year through five years	83,694	217	(12)	83,899

Total short-term investments	$119,981	$365	$(13)	$120,333

      The following is a summary of short-term investments as of December 31, 2002 (in thousands):

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Corporate obligations	$14,799	$114	$(1)	$14,912
Mortgage backed government securities	29,300	109	—	29,409
Municipal securities	20,428	93	—	20,521

Total short-term investments	$64,527	$316	$(1)	$64,842

GEN-PROBE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Gross realized gains and losses on sales of short-term investments were not significant in 2003, 2002 or 2001.

4.	Intangible assets by asset class and related accumulated amortization

      The Company’s intangible assets and related accumulated amortization consisted of the following (in thousands):

	December 31

	2003			2002			2001

		Accumulated			Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net	Gross	Amortization	Net

Intangible assets subject to amortization:
Capitalized software	$24,872	$—	$24,872	$22,802	$—	$22,802	$19,791	$—	$19,791
Patents	14,764	13,073	1,691	14,128	12,003	2,125	13,437	10,187	3,250
Deferred financing costs	72	72	—	72	72	—	72	34	38
Organizational costs	30	30	—	30	30	—	30	26	4
Goodwill	—	—	—	—	—	—	24,901	7,677	17,224
Purchased intangibles	36,636	31,694	4,942	33,636	31,322	2,314	33,636	30,986	2,650

Total	$76,374	$44,869	$31,505	$70,668	$43,427	$27,241	$91,867	$48,910	$42,957

Intangible assets not subject to amortization:
Goodwill	$26,298	$7,677	$18,621	$26,298	$7,677	$18,621	$—	$—	$—

      The Company had aggregate amortization expense of $1,442,000, $2,194,000 and $2,261,000 in 2003, 2002 and 2001, respectively.

      The expected future annual amortization expense of the Company’s intangible assets is as follows (in thousands):

Amortization
Years Ended December 31	Expense

2004	$2,590
2005	3,551
2006	3,170
2007	3,147
2008	3,059
Thereafter	15,987

Total	$31,504

5.	Long-term debt

      In 1997, the Company issued $14,000,000 of notes payable to a bank and an insurance company. The notes bore interest at 7.68%, with interest payable through December 31, 2000, then principal and interest through May 2007.

GEN-PROBE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In September 2002, in connection with the Company’s spin-off from Chugai, the Company repaid in full the remaining $10,000,000 of principal due on the notes, the accrued interest due and a prepayment premium of approximately $1,200,000. The prepayment premium and the remaining deferred financing fees associated with the notes totaled $1,250,000 and were previously recorded as a $750,000 extraordinary loss ($1,250,000 charge, net of a $500,000 tax benefit) in the financial statements. The Company adopted SFAS No. 145 in 2003 and reclassified the prepayment premium and the deferred financing fees associated with the early pay-off of debt recorded in the third quarter of 2002, from an extraordinary loss to interest expense on the statement of income. The tax benefit has been reflected as a component of income tax expense. The reported net income did not change.

      The Company has secured a bank line of credit agreement, which expires in July 2005, under which the Company may borrow up to $10,000,000 at the bank’s prime rate, or at LIBOR plus 1%. The line of credit is secured by the assets of the Company other than real property. At December 31, 2003, the Company did not have any amounts outstanding under the line. The line of credit agreement requires the Company to comply with various financial covenants. Financial covenants include requirements as to tangible net worth, liabilities as a percentage of tangible net worth, the ratio of current assets to current liabilities, required minimum levels of earnings before interest, taxes, depreciation and amortization, and the ratio of funded debt to earnings before interest, taxes, depreciation and amortization. The Company was in compliance with all covenants at December 31, 2003.

6.	Related party transactions

      The Company had royalty expense of $1,451,000, $2,467,000 and $2,368,000 in 2003, 2002 and 2001, respectively, to MLT prior to the Company’s acquisition of a majority ownership interest in MLT in August 2003. All royalty expense incurred by the Company subsequent to the acquisition has been eliminated in the consolidation.

      Gen-Probe’s product sales to Chugai and its former subsidiary, Chugai Diagnostics Science Co., Ltd. (“CDS”), totaled $2,730,000 and $3,040,000 during 2002 and 2001, respectively. Trade and other accounts receivable from Chugai or its subsidiaries other than the Company were $306,000 and $245,000 at December 31, 2002 and 2001, respectively. In June 2002, Gen-Probe reimbursed CDS $146,000 for certain import license fees from Japanese regulatory authorities that CDS had paid on our behalf.

      In 1997, the Company completed the construction of its headquarters facility on land which was purchased by Gen-Probe Holding in 1995. Gen-Probe Holding reimbursed Gen-Probe $2,997,000 for costs related to land improvements under the terms of an agreement between Chugai Pharma U.S.A., Inc. and Gen-Probe. In 1997, Gen-Probe and Gen-Probe Holding entered into a long-term ground lease agreement whereby Gen-Probe leased the land under the operating facility from Gen-Probe Holding at a rate of $525,000 per year. Under the ground lease agreement, Gen-Probe paid Gen-Probe Holding $0, $306,000 and $525,000 for the years ended December 31, 2003, 2002 and 2001. Effective with the reorganization on July 31, 2002, this land was titled to Gen-Probe and the ground lease was terminated.

GEN-PROBE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Income taxes

      The provision for income taxes consists of the following (in thousands):

	Years Ended December 31

	2003	2002	2001

Current:
Federal	$20,316	$3,788	$(230)
International	500	127	—
State	1,264	238	12

	22,080	4,153	(218)

Deferred:
Federal	(3,443)	1,524	1,551
International	219	—	—
State	910	(461)	(2,423)

	(2,314)	1,063	(872)

	$19,766	$5,216	$(1,090)

      The provision for income taxes varies from the amount computed by applying the federal statutory rate to income before income taxes due to the nondeductibility of the amortization of goodwill and certain other intangible assets for tax reporting purposes, less certain tax credits realized and tax exempt foreign income.

      The Company has not provided for United States income taxes on foreign subsidiaries undistributed earnings of approximately $1,000,000 at December 31, 2003, which are expected to be reinvested indefinitely outside the United States. It is not possible to predict the amount of United States income taxes that might be payable if these earnings were eventually repatriated.

GEN-PROBE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Significant components of the Company’s deferred tax assets and liabilities for federal and state income taxes are as follows (in thousands):

	December 31

	2003	2002

Deferred tax assets:
Research and California manufacturers’ investment credit carryforwards	$4,457	$5,546
Inventory reserves and capitalization	8,333	4,621
Allowance for doubtful accounts	302	348
Deferred revenue	2,498	2,711
Depreciation	376	120
Other accruals and reserves (net)	1,932	1,946

Total deferred tax assets	17,898	15,292
Valuation allowance	(2,847)	(2,847)

Total net deferred tax assets	15,051	12,445

Deferred tax liabilities:
Purchased intangibles	(769)	(897)
Capitalized costs expensed for tax purposes	(10,153)	(9,482)

Total net deferred tax liabilities	(10,922)	(10,379)

Net deferred tax assets	$4,129	$2,066

      In connection with the merger of Gen-Probe Holding into Gen-Probe, Gen-Probe recorded approximately $2,847,000 of deferred tax assets. These deferred tax assets relate principally to financial statement depreciation in excess of that deducted for tax purposes and to research and development tax credits previously held by Chugai Pharma USA, LLC, the successor to Gen-Probe’s sister company, Chugai Biopharmaceuticals, Inc., which have been included in the combined tax returns of the Company. These deferred tax assets are being carried forward and may be realized in future periods depending on, among other factors, Gen-Probe’s having sufficient taxable income in the future periods. The deferred tax assets recorded are fully offset by a valuation reserve until these deductions and credits are realized.

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

      At December 31, 2003, the Company had alternative minimum tax (“AMT”) credit carryforwards of approximately $381,000.

      At December 31, 2003, the Company also had California research and development credit carryforwards of approximately $5,947,000. In accordance with the Internal Revenue Code, the Company’s use of its credit carryforwards could be limited in the event of certain cumulative changes in the Company’s stock ownership.

GEN-PROBE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The provision for income taxes reconciles to the amount computed by applying the federal statutory rate to income before taxes as follows (in thousands):

	Years Ended December 31

	2003	2002	2001	2003	2002	2001

Taxes at federal statutory rate	$19,305	$6,378	$1,203	35%	35%	35%
State taxes, net of federal benefit	2,356	723	121	5%	4%	4%
Federal tax credit	(1,500)	(1,000)	(1,300)	(3)%	(5)%	(38)%
State tax credits	(943)	(943)	(865)	(2)%	(5)%	(25)%
Other	548	58	(249)	1%	—%	(7)%

	$19,766	$5,216	$(1,090)	36%	29%	(31)%

8.	Stockholders’ equity

      On September 5, 2003, the Company’s Board of Directors authorized a two-for-one stock split implemented as a 100% stock dividend, effective September 30, 2003 for holders of record as of September 16, 2003 (the “Stock Split”). In August 2002, the Company’s Board of Directors authorized a ..366153-for-1 reverse stock split. All share information has been retroactively restated to reflect the Stock Split and the reverse stock split.

      On December 10, 2001, Chugai announced its intention to spin-off Gen-Probe by distributing all of its shares of Gen-Probe to the shareholders of Chugai, subject to Chugai shareholder approval and Chugai’s merger with Nippon Roche Kabushiki Kaisha, a subsidiary of Roche Pharmaholding B.V., and a capital reduction transaction involving the distribution of the Gen-Probe shares. On June 27, 2002, Chugai’s shareholders approved the merger and the capital reduction transaction and on September 15, 2002, Chugai completed the distribution by distributing all of its 23,799,945 shares of Gen-Probe to the shareholders of Chugai. The common shares distributed were listed on the Nasdaq National Market and began trading on September 16, 2002. Prior to the spin-off, Chugai commenced a reorganization that resulted in Gen-Probe becoming a wholly owned subsidiary of Chugai. As part of the reorganization, on July 23, 2002, Gen-Probe Holding merged into Gen-Probe, making Gen-Probe a wholly owned subsidiary of Chugai. Gen-Probe Holding was a non-operating holding company that at the time of the merger had approximately $75,900,000 in cash and owned 37 acres of land, including the site of Gen-Probe’s headquarters.

      The merger of Gen-Probe Holding into Gen-Probe was reflected as a reorganization of entities under common control and the assets and liabilities were recorded at the historical book value at the merger date. Gen-Probe did not issue additional shares of its common stock in excess of the number of shares previously owned by Gen-Probe Holding to Chugai in consideration for the net assets acquired. Instead, Gen-Probe adjusted all outstanding options to purchase its common stock granted under its 2000 Equity Participation Plan. The number of shares subject to each option was reduced by approximately 17.6% to recognize the contribution of the net assets to Gen-Probe through the merger of Gen-Probe Holding into Gen-Probe. Although the adjustment resulted in a reduction in option holders’ aggregate ownership stake in Gen-Probe relative to Chugai’s ownership stake, the reduction was in proportion to the reduction that would have resulted from the issuance by Gen-Probe of additional shares of Gen-Probe common stock to Chugai in connection with the merger had such shares actually been issued. The results of operations of Gen-Probe Holding are included in the accompanying consolidated financial statements beginning on July 23, 2002.

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

      On September 16, 2002, the Company adopted a stockholder rights plan that could discourage, delay or prevent an acquisition of the Company under certain circumstances. The plan was amended by the Board of Directors on November 20, 2003. The rights plan provides for preferred stock purchase rights attached to each share of our common stock, which will cause substantial dilution to a person or group acquiring 15% or more of our stock if the acquisition is not approved by our Board of Directors. In connection with the rights plan, the Company declared a dividend of one preferred share purchase right for each outstanding share of common stock of the Company outstanding at the close of business on September 26, 2002, which automatically adjusted to one-half of a right as a result of the 100% stock dividend paid by the Company on September 30, 2003. Under the terms of the rights plan, the rights would become exercisable on the tenth day following the acquisition by a person or group of 15% or more of Gen-Probe’s common stock, or commencement of a tender offer for Gen-Probe’s common stock that would result in the ownership of 15% or more of the Company’s common stock by one person or group. Each right will initially represent the right, under certain circumstances, to purchase  1/100 of a share of newly created Series A Junior Participating Preferred Stock of the Company at an exercise price of $300. The exercise price is subject to adjustment by the Company. The Board of Directors may terminate the rights plan or redeem the rights at the redemption price of $0.01 per right, subject to adjustment, at any time prior to the earlier of September 26, 2012, the expiration date of the rights, or the date of distribution of the rights, as determined under the rights plan. The rights plan has a term of 10 years. The initial distribution of rights is expected to be non-dilutive and non-taxable to stockholders for United States federal income tax purposes.

      In August 2003, the Company granted 20,000 shares of restricted stock to its chief executive officer under the 2003 Incentive Award Plan of Gen-Probe Incorporated (the “2003 Plan”), resulting in deferred compensation of $600,000 associated with this grant. The deferred compensation is being amortized to expense over the vesting period of the restricted stock.

      During 2003, the Company issued 3,718 shares of common stock to members of the Board of Directors as partial consideration for services rendered. The Company recognized expense for these grants totaling $87,000, which was equal to the fair market value on the date of grants.

GEN-PROBE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock options

      The Company adopted the 2003 Plan in May 2003 that provides for the issuance of up to 5,000,000 shares of common stock for grants under the 2003 Plan, as adjusted to reflect the Stock Split. The Plan provides for incentives for officers, directors, employees and consultants through the granting of incentive and nonstatutory stock options, restricted stock and stock appreciation rights. The exercise price of each option granted under the 2003 Plan must be equal to or greater than the fair market value of the Company’s stock on the date of grant. The Board of Directors may determine the terms and vesting of all options and other awards granted under the 2003 Plan; however, in no event will the option term exceed 10 years. Generally, options granted under the 2003 Plan will vest at the rate of 25% or 33% one year from the grant date and  1/48 or  1/36, respectively, each month thereafter until the options are fully vested.

      The Company adopted the 2002 New Hire Stock Option Plan (the “2002 Plan”) in November 2002 that provides for the issuance of up to 400,000 shares of common stock for grants under the 2002 Plan, as adjusted to reflect the Stock Split. The 2002 Plan provides for the grant of non-statutory stock options only, with exercise price, option term and vesting terms generally the same as those under the 2000 Plan described below. Options may only be granted under the 2002 Plan to newly hired employees of the Company.

      The Company adopted the 2000 Equity Participation Plan (the “2000 Plan”) in August 2000 that provides for the issuance of up to 4,827,946 shares of common stock for grants under the 2000 Plan, as adjusted to reflect the Stock Split. The 2000 Plan provides for the grant of incentive and nonstatutory stock options. The exercise price of each option granted under the 2000 Plan must be equal to or greater than the fair market value of the Company’s stock on the date of grant. The Board of Directors may determine the terms and vesting of all options; however, in no event will the contractual term exceed 10 years. Generally, options vest 25% or 33% one year from the grant date and  1/48 or  1/36, respectively, each month thereafter until the options are fully vested. All share amounts presented below for the 2000 Plan have been adjusted to reflect the reduction by approximately 17.6% for the contribution of cash and land to Gen-Probe through the merger of Gen-Probe Holding into Gen-Probe in July 2002.

      A summary of the Company’s stock option activity for all Plans is as follows:

	Number of	Weighted Average
	Shares	Exercise Price

Outstanding at December 31, 2000	2,632,668	$13.66
Granted	1,310,606	12.83
Exercised	—	—
Cancelled	(339,158)	13.63

Outstanding at December 31, 2001	3,604,116	13.36
Granted	1,618,998	12.12
Exercised	—	—
Cancelled	(545,022)	13.39

Outstanding at December 31, 2002	4,678,092	12.93

Granted	2,043,932	27.19
Exercised	(1,083,238)	13.20
Cancelled	(166,266)	16.34

Outstanding at December 31, 2003	5,472,520	$18.10

GEN-PROBE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes information about stock options outstanding at December 31, 2003:

	Options Outstanding
				Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Shares	Contractual	Exercise	Shares	Exercise
	Outstanding	Life (Years)	Price	Exercisable	Price

Range of Exercise Prices
$6.75 – $12.03	327,437	8.9	$9.70	71,474	$8.17
$12.29	1,340,128	8.1	12.29	413,995	12.29
$13.50 – $15.51	1,998,531	7.0	13.69	1,461,182	13.66
$19.19 – $27.50	281,398	9.6	22.91	—	—
$29.53	1,298,200	9.6	29.53	—	—
$30.68 – $34.72	226,826	9.7	32.05	—	—

	5,472,520	8.3	$18.10	1,946,651	$13.16

      Options available for future grant are 3,648,470 at December 31, 2003.

      The weighted-average grant-date fair value per share of options granted during the periods were as follows:

	Years Ended December 31

	2003	2002	2001

Exercise price equal to the fair value of common stock on the grant date:
Weighted-average exercise price	$27.19	$8.68	$12.69
Weighted-average option fair value	$10.78	$4.41	$2.02
Exercise price greater than deemed fair value of common stock on the grant date:
Weighted-average exercise price	$—	$12.66	$13.66
Weighted-average option fair value	$—	$0.17	$0.81

Employee stock purchase plan

      In May 2003, the Company adopted the Employee Stock Purchase Plan (“ESPP”) that provides for the issuance of up to 1,000,000 shares of the Company’s common stock, as adjusted to reflect the Stock Split. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code and is for the benefit of qualifying employees as designated by the Board of Directors. Under the terms of the ESPP, purchases are made semiannually. Participating employees may elect to have a maximum of 15% of their compensation, up to a maximum of $21,250 per calendar year, withheld through payroll deductions to purchase shares of common stock under the ESPP. The purchase price of the common stock purchased under the ESPP will be equal to 85% of the fair market value of the common stock on the offering or “Grant Date” or the exercise or purchase date, whichever is lower. During 2003, employees purchased 34,714 shares at an average price of $16.91. As of December 31, 2003, 965,286 shares were reserved for future issuances under the ESPP.

GEN-PROBE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Commitments and contingencies

Lease commitments

      The Company leases certain facilities under operating leases which expire at various dates through February 2008.

      Future minimum payments under operating leases as of December 31, 2003 are as follows (in thousands):

2004	$2,116
2005	1,849
2006	1,590
2007	765
2008	96

Total payments	$6,416

      Rent expense was $1,700,000, $1,727,000 and $1,116,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

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

      In August 2000, the bMx agreement was amended to transition the relationship from a collaborative arrangement to a licensing agreement with certain performance obligations. In exchange for the royalties paid under the original agreement, Gen-Probe transferred all information and know-how to bMx as of December 31, 2000. Additionally, the Company transferred all products, work instructions, formulations and necessary materials needed for manufacturing key biochemistry components under the agreements to bMx by January 1, 2003, except that we continued to manufacture two enzyme formulations through July 15, 2003. Gen-Probe records revenue under this arrangement when specific milestones are achieved. Gen-Probe recognized milestone revenue of $0, $1,250,000 and $250,000 for the years ended December 31, 2003, 2002, and 2001, respectively. Gen-Probe recognized $1,870,000 in license fees related to this agreement for each of the years ended December 31, 2002 and 2001. In 2003, Gen-Probe recognized $750,000 in minimum annual royalties.

      In July 1998, the Company entered into an agreement with Chiron Corporation (“Chiron”) to form a strategic alliance to develop, manufacture and market nucleic acid probe assay systems for blood screening and certain areas of clinical diagnostics. Under the terms of the agreement, Chiron or a third party will market and sell products that utilize Chiron’s intellectual property relating to hepatitis C virus (“HCV”) and human immune deficiency virus Type 1 (“HIV-1”) and the Company’s patented technologies. The Company received an up-front license fee of $10,000,000 from Chiron in 1998. The Company received an additional payment of $8,500,000 in 1999 upon achieving a milestone under the agreement which the Company recorded as revenue. The Company may receive additional payments if certain milestones are met. The Company may also receive additional revenues if products are sold. In September 1998, Chiron agreed to sell its diagnostic

GEN-PROBE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

business to Bayer. As a result, the Company and Bayer have aligned under the terms of the agreement relating to clinical diagnostics. The Company recorded licensing revenues of approximately $670,000 from Chiron for each of the years ended December 31, 2003, 2002 and 2001, respectively, related to this aspect of the agreement.

      In connection with its collaboration agreement with Chiron, the Company developed and supplied products to the American Red Cross, America’s Blood Centers, American Independent Blood Centers, the United States military and others for pooled blood sampling under the terms of an IND. The Company received monthly payments for costs that were incurred for development of the product. The contracts terminated upon commercial release of the product in the United States. Collaborative research revenue recorded under the terms of the agreements for the years ended December 31, 2002 and 2001 were $7,100,000 and $14,546,000, respectively. The Company does not separately track the costs applicable to the blood screening development collaboration with Chiron and therefore is not able to quantify the direct costs associated with the collaborative research revenue. The Company believes that the costs incurred related to the collaborative research revenue have exceeded the amounts recorded as revenue in all periods presented. In addition, for the year ended December 31, 2003, the Company recognized $6,000,000 in collaborative research revenue through its collaboration with Chiron from deliveries of West Nile virus (“WNV”) tests on a “cost recovery” basis. The Company expects to continue recognizing these sales as collaborative research revenue until such time as FDA approval has been received.

      The Company is currently developing the Procleix Ultrio assay, a nucleic acid test (“NAT”) assay to detect HIV-1, HCV and hepatitis B virus, or HBV, in donated human blood. Gen-Probe develops these assays through its collaboration with Chiron. In March 2003, the Company signed a definitive written agreement with Chiron for the development and commercialization of the Procleix Ultrio assay. During the year ended December 31, 2003, the Company received $4,200,000 in reimbursements for certain costs incurred during the development of the Procleix Ultrio assay from Chiron. The Procleix Ultrio assay, and the discriminatory assays that will be used in conjunction with it, will be marketed by Chiron under the tradename Procleix Ultrio assay.

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

      In connection with the joint development of the Procleix HIV-1/HCV assay, and as a condition for Chiron’s agreement to pay for most of the clinical trial costs related to approval of that assay, the Company agreed to pay the costs related to the clinical trial for the next joint development project with Chiron. The obligation of Gen-Probe is limited to the cost incurred for the previous joint clinical trial, which was approximately $4,100,000. For the year ended December 31, 2003, the Company incurred approximately $1,000,000 in clinical trial expenses and anticipates that these costs will continue through the end of 2005.

License agreements

      In connection with its research and development efforts, the Company has various license agreements with unrelated parties which provide the Company with rights to develop and market products using certain technology and patent rights maintained by the parties. Terms of the various license agreements require the Company to pay royalties ranging from 1% up to 16% of future sales on products using the specified technology. Such agreements generally provide for a term which commences upon execution and continues until expiration of the last patent relative to the technology.

GEN-PROBE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During 1995, the Company granted to Becton Dickinson a non-exclusive license to certain patented methods for detecting specific infectious diseases. In exchange for this license, Gen-Probe received a license fee and will receive a royalty on all sales of licensed products under the agreement. Royalties received from Becton Dickinson amounted to $569,000, $494,000 and $421,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

      In July 2001, the Company granted a license to CDS, now Rebio Gen, Inc., for certain patented products. In exchange for this license, Gen-Probe received an initial license fee of $1,600,000 and will receive a royalty on all sales of licensed products under the agreement. Royalties of $257,000, $290,000 and $400,000 were received by the Company in 2003, 2002 and 2001, respectively, on sales of products sold by CDS.

Government contract

      In January 2000, the Company began work on a three-year $13,400,000 cost sharing contract with the NIH, to modify the Procleix HIV-1/HCV assay to incorporate HBV detection capability and make it simpler for organ donation centers to test the blood of organ donors. Under the terms of the agreement, the NIH will reimburse the Company $7,800,000. The Company recorded contract revenues under the reimbursement contract as costs were incurred. Costs incurred were recorded in research and development expenses. Contract revenues recorded for the years ended December 31, 2002 and 2001 were $3,067,000 and $4,222,000, respectively. Billings under the contract were completed in 2002.

      The Company received a $1,000,000 contract extension from the NIH in October of 2002 to develop a NAT assay for the detection of the WNV. This amount was further increased by an additional $2,470,000 in February 2003. In addition, in February 2003, the Company filed for an IND covering the WNV. Contract revenues recorded under these extensions were $3,470,000 for the year ended December 31, 2003. Billings under these contract extensions were completed in September 2003.

      In November 2003, the Company received $4,300,000 of supplemental contract funding from the NIH. This contract extension supports the Company’s pursuit of clinical studies and submission of a Biologics License Application (“BLA”), for our nucleic acid test for the detection of WNV in donated human blood. The Company has initiated the development of this assay and will recognize collaborative research revenue under the contract extension as reimbursable costs are incurred. Contract revenues recorded for the year ended December 31, 2003 were $1,350,000.

Litigation

      The Company is a party to the following litigation and is currently participating in other litigation in the ordinary course of business. The Company intends to vigorously defend its interests in these matters. The Company expects that the resolution of these matters will not have a material adverse effect on its business, financial condition or results of operations. However, due to the uncertainties inherent in litigation, no assurance can be given as to the outcome of these proceedings. If any of these matters were resolved in a manner unfavorable to the Company, its business, financial condition and results of operations would be harmed.

Enzo Biochem, Inc

      In June 1999, the Company was sued by Enzo Biochem, Inc. in the United States District Court for the Southern District of New York. Enzo alleged that the Company and its former affiliates, as well as Becton Dickinson and bioMérieux have willfully infringed United States patent no. 4,900,659, or the “ ’659 patent,” through the manufacture and sale of products for the diagnosis of gonorrhea. On January 24, 2001, the District Court granted the Company’s motion for summary judgment, finding that the ’659 patent is invalid. Enzo appealed the judgment to the Federal Circuit Court of Appeals. On July 15, 2002, a panel of the Federal

GEN-PROBE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Circuit Court, after having previously affirmed the District Court’s summary judgment decision, granted Enzo’s petition for rehearing and, without hearing further argument, reversed the District Court’s order granting summary judgment and remanded the case to the District Court for further proceedings. Following remand from the Court of Appeals, the Company’s former affiliates and bioMérieux were dismissed from the case by Enzo. The Company and Becton Dickinson remain as defendants. The Company anticipates that trial in the case may be set for the fourth quarter of 2004. The Company expects Enzo to assert a damage claim based on a contention that Enzo is entitled to a reasonable royalty on all sales of Gen-Probe products for the detection of Neisseria gonorrhoeae bacteria from June 1993 through trial. Revenues from tests for the detection of Neisseria gonorrhoeae have constituted a significant portion of Gen-Probe’s revenues during the relevant period. The Company believes that the claims of the ’659 patent are invalid, unenforceable and may not be properly interpreted to cover its products. The Company intends to vigorously defend the lawsuit. However, there can be no assurance that the case will be resolved in the Company’s favor.

Vysis, Inc.

      In December 1999, the Company initiated litigation in the United States District Court for the Southern District of California against Vysis, now a subsidiary of Abbott Laboratories, seeking a declaratory judgment that the Company’s products were not covered by a Vysis patent that is the subject of a license granted by Vysis in favor of the Company and that the patent is invalid and unenforceable. In August 2002, following a jury trial, the District Court entered judgment in the Company’s favor, finding the Vysis patent invalid and finding that the patent does not cover Gen-Probe’s products. On September 3, 2002, Vysis filed a notice of appeal with the District Court. Further, on October 22, 2002 while Vysis’ appeal was pending, the United States Patent & Trademark Office reissued the Vysis patent with amended claims. On October 22, 2002, the Company filed a second lawsuit in District Court to challenge the validity and scope of the reissued patent. On March 5, 2004, the Court of Appeals vacated the District Court’s August 2002 judgement in favor of the Company and directed the District Court to dismiss the case on the ground of lack of subject matter jurisdiction. The Company intends to petition the Court of Appeals for rehearing and rehearing en banc. There can be no assurances as to the final outcome of this litigation. The Company has at all times maintained the license with Vysis in full force and continued to make royalty payments under the license, pending final resolution of the litigation.

Bayer Corporation

      In November 2002, the Company filed a demand for arbitration against Bayer Corporation, or Bayer, in the Judicial Arbitration & Mediation Services, Inc., or JAMS, office in San Diego, California related to the Company’s collaboration with Bayer for nucleic acid diagnostic tests for viral organisms. Under the terms of the collaboration agreement, Bayer acquired the exclusive right to distribute nucleic acid diagnostic tests designed and developed by Gen-Probe for the detection of HIV, hepatitis viruses and other specified viruses, subject to certain conditions. Gen-Probe’s demand for arbitration states that Bayer has failed to fulfill the conditions required to maintain exclusive distribution rights. The arbitration demand seeks confirmation that the agreement grants Gen-Probe, in the present circumstances, a co-exclusive right to directly distribute the viral diagnostic tests that are the subject of the agreement. Gen-Probe’s arbitration demand also seeks money damages due to Bayer’s failure to use commercially reasonable efforts to promote, market and sell viral diagnostic assays developed by Gen-Probe. In November 2003, Bayer filed a counterclaim for money damages based on alleged delays in the development of the TIGRIS system, alleged delays in the development of certain assays, and other claims. The matter has been set for hearing beginning September 13, 2003. There can be no assurances as to the final outcome of the arbitration.

GEN-PROBE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other

      The Company is obligated to purchase raw materials used in manufacturing and instrumentation from two key vendors. The minimum purchase commitment is approximately $8,800,000 for the year ended December 31, 2004.

10.	Significant customers and geographic information

      During the years ended December 31, 2003, 2002 and 2001, 42%, 30% and 11%, respectively, of net revenues were from one customer. During the year ended December 31, 2001, 17% of net revenues were from a second customer. No other customer accounted for more than 10% of revenues in any fiscal year.

      During the years ended December 31, 2003, 2002 and 2001, 41%, 27% and 5%, respectively, of product sales were from the sale of commercially approved blood screening products. Other revenues related to the development of blood screening products prior to commercial approval are recorded in collaborative research revenue as disclosed in Note 9, Collaborative Agreements. During the years ended December 31, 2003, 2002 and 2001, 59%, 73% and 95%, respectively, of product sales were from the sale of clinical diagnostic products and instruments.

      Net revenues by geographic region were as follows (in thousands):

	Years Ended December 31

	2003	2002	2001

Net revenue:
North America	$180,924	$132,355	$111,018
Rest of World	26,267	23,242	18,713

	$207,191	$155,597	$129,731

11.	Employee benefit plan

      Effective May 1, 1990, Gen-Probe established a Defined Contribution Plan (the “Plan”) covering substantially all employees of Gen-Probe Incorporated beginning the first day of the month following the month in which they are hired. Employees may contribute up to 20% of their compensation per year (subject to a maximum limit imposed by federal tax law). Gen-Probe is obligated to make matching contributions each payroll equal to a maximum of 50% of the first 6% of compensation contributed by the employee. The contributions charged to operations related to Gen-Probe employees totaled $1,110,000, $985,000 and $835,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

GEN-PROBE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Quarterly information (unaudited)

      The following tables set forth the quarterly results of operations for each quarter within the two-year period ended December 31, 2003 (in thousands, except per share data). The information for each of these quarters is unaudited and has been prepared on the same basis as the Company’s audited financial statements. In the opinion of management, all necessary adjustments, consisting only of normal recurring accruals, have been included to fairly present the unaudited quarterly results when read in conjunction with our audited financial statements and related notes. The operating results of any quarter are not necessarily indicative of results for any future period.

	Quarter Ended

	March 31	June 30	September 30	December 31

2003
Total revenues	$46,168	$50,682	$52,281	$58,060
Cost of product sales	12,919	11,055	10,828	10,656
Total operating expenses	33,433	38,760	39,432	43,217
Net income	8,654	8,149	8,850	9,677
Net income per share:
Basic(1)	$0.18	$0.17	$0.18	$0.20
Diluted(1)	$0.18	$0.17	$0.18	$0.19

	Quarter Ended

	March 31	June 30	September 30	December 31

2002
Total revenues	$33,783	$34,851	$42,797	$44,166
Cost of product sales	11,614	12,603	14,723	14,471
Total operating expenses	33,080	34,658	34,745	37,167
Net income	3,084	550	4,423	4,950
Net income per share
Basic(1)	$0.06	$0.01	$0.09	$0.10
Diluted(1)	$0.06	$0.01	$0.09	$0.10

(1)	Earnings per share have been restated to reflect a two-for-one stock split implemented as a 100% stock dividend in September 2003 and a .366153-for-1 reverse stock split effective in August 2002.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

FOR THE THREE YEARS ENDED DECEMBER 31, 2003
(In thousands)

		Reserve for
	Allowance for	Excess and
	Doubtful	Obsolete
	Accounts	Inventory(1)

Balance at December 31, 2000	$767	$16,302
Charged to expense	341	3,071
Utilizations, net of reversals	(284)	(5,313)

Balance at December 31, 2001	824	14,060

Charged to expense	(10)	4,115
Utilizations, net of reversals	(27)	(6,070)

Balance at December 31, 2002	787	12,105

Charged to expense	(48)	12,263
Utilizations, net of reversals	(22)	(15,674)

Balance at December 31, 2003	$717	$8,694

(1)	The net charges to the reserve for excess and obsolete inventory in 2000 were primarily related to the development and manufacture of our blood screening products. At that time, these products were not commercially approved and were, therefore, charged to research and development expense. The Company submitted its IND in the first quarter of 2001 and did not receive FDA approval for commercial sale of the blood screening product until February 2002. The blood screening charges were classified in research and development expenses until commercial sales of the blood screening product began in the United States in the second quarter of 2002.

S-1

INDEX TO EXHIBITS

Exhibit
Number		Description

2	.1(3)	Separation and Distribution Agreement, dated and effective as of May 24, 2002, and amended and restated as of August 6, 2002, by and between Chugai Pharmaceutical Co., Ltd. and Gen-Probe Incorporated.
3	.1(3)	Form of Amended and Restated Certificate of Incorporation of Gen-Probe Incorporated.
3	.2(3)	Form of Amended and Restated Bylaws of Gen-Probe Incorporated.
4	.1(3)	Specimen common stock certificate.
4	.2(5)	Rights Agreement, dated as of September 16, 2002, between Gen-Probe Incorporated and Mellon Investor Services LLC, which includes the form of Certificate of Designations of the Series A Junior Participating Preferred Stock of Gen-Probe Incorporated as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C.
4	.3(6)	First Amendment to Rights Agreement, dated October 9, 2002, between Gen-Probe Incorporated and Mellon Investor Services LLC.
4	.4(11)	Second Amendment to Rights Agreement, dated November 20, 2003.
10	.1(2)	Transition Services Agreement, dated April 4, 2002, by and between Chugai Pharma USA, LLC and Gen-Probe Incorporated.
10	.2(4)	Form of Tax Sharing Agreement between Chugai Pharma USA, LLC and Gen-Probe Incorporated.
10	.3(1)‡	2000 Equity Participation Plan of Gen-Probe Incorporated.
10	.4(7)‡	2002 New Hire Stock Option Plan.
10	.5(10)‡	2003 Incentive Award Plan of Gen-Probe Incorporated.
10	.6(10)‡	Amendment No. 1 to the 2003 Incentive Award Plan of Gen-Probe Incorporated.
10	.7(10)‡	Employee Stock Purchase Plan.
10	.8(4)	Agreement dated as of June 11, 1998 between Gen-Probe Incorporated and Chiron Corporation.*
10	.9(4)	Addendum dated June 11, 1998 to Agreement dated as of June 11, 1998 between Gen-Probe Incorporated and Chiron Corporation.*
10	.10(4)	Amendment dated December 7, 1999 to Agreement dated as of June 11, 1998 between Gen-Probe Incorporated and Chiron Corporation.
10	.11(1)	Amendment No. 2 dated February 1, 2000 to Agreement dated as of June 11, 1998 between Gen-Probe Incorporated and Chiron Corporation.
10	.12(4)	Amendment No. 3 effective April 1, 2002 to Agreement dated as of June 11, 1998 between Gen-Probe Incorporated and Chiron Corporation.*
10	.13(9)	Amendment No. 4 effective March 5, 2003 to Agreement dated as of June 11, 1998 between Gen-Probe Incorporated and Chiron Corporation.
10	.14†	Future Blood Screening Assay — Ultrio Addendum effective January 1, 2001 to the Agreement dated as of June 11, 1998 between Gen-Probe Incorporated and Chiron Corporation.**
10	.15†	Future Blood Screening Assay — West Nile Virus Addendum effective June 1, 2003 to the Agreement dated as of June 11, 1998 between Gen-Probe Incorporated and Chiron Corporation.**
10	.16†	Amendment No. 5 effective January 1, 2004 to Agreement dated as of June 11, 1998 between Gen-Probe Incorporated and Chiron Corporation.
10	.17(1)	Supplemental Agreement dated April 2, 2001 to the Agreement dated June 11, 1998 for Development, Distribution and Licensing of TMA Products between Gen-Probe Incorporated and Bayer.*
10	.18(4)	Amended and Restated ANAIS License, Development and Cooperation Agreement entered into as of August 4, 2000 between Gen-Probe Incorporated and bioMérieux, Inc.*

Exhibit
Number		Description

10	.19(4)	Amended and Restated VIDAS License, Development and Cooperation Agreement entered into as of August 4, 2000 between Gen-Probe Incorporated and bioMérieux, Inc.*
10	.20(1)	Distribution Agreement entered into May 2, 1997 between Gen-Probe Incorporated and bioMérieux S.A.*
10	.21(4)	Distributorship Arrangements Agreement entered into May 2, 1997 between Gen-Probe Incorporated and bioMérieux S.A.*
10	.22(1)	Renewal Amendment entered into November 2, 1999 to the Distribution Agreement and the Distributorship Arrangements Agreement dated May 2, 1997 between Gen-Probe Incorporated and bioMérieux S.A.
10	.23(1)	First Amendment entered into August 4, 2000 to the Renewed Distribution Agreement and the Distributorship Arrangements Agreement dated May 2, 1997 between Gen-Probe Incorporated and bioMérieux S.A.*
10	.24(4)	License Agreement effective as of July 1, 2001 between Gen-Probe Incorporated and Rebio Gen, Inc. (as successor-in-interest to Chugai Diagnostics Science Co., Ltd.).*
10	.25(4)	Distribution Agreement effective as of September 1, 1998 between Gen-Probe Incorporated and Rebio Gen, Inc. (as successor-in-interest to Chugai Diagnostics Science Co., Ltd.).*
10	.26(4)	First Amendment effective June 30, 2002 to September 1, 1998 Distribution Agreement between Gen-Probe Incorporated and Rebio Gen, Inc. (as successor-in-interest to Chugai Diagnostics Science Co., Ltd.).*
10	.27(4)	Co-Exclusive Agreement effective as of April 23, 1997 between Gen-Probe Incorporated and The Board of Trustees of the Leland Stanford Junior University.*
10	.28(1)	Amendment No. 1 effective April, 1998 to the License Agreement effective April 23, 1997 between Stanford University and Gen-Probe Incorporated.*
10	.29(4)	Non-Assertion Agreement effective as of February 7, 1997 between Gen-Probe Incorporated and Organon Teknika B.V.*
10	.30†	Agreement effective as of July 12, 1984 between the Welsh National School of Medicine and Bioanalysis Limited. **
10	.31†	Agreement effective July 12, 1990 between University of Wales College of Medicine and Molecular Light Technology Limited. **
10	.32(4)	License Agreement effective as of January 21, 1986 among Gen-Probe Incorporated, Bioanalysis, Ltd. and the University of Wales College of Medicine.*
10	.33(4)	Amendment entered into as of May 11, 1989 to the License Agreement effective as of January 21, 1986 among Gen-Probe Incorporated, Bioanalysis, Ltd. and the University of Wales College of Medicine.*
10	.34(4)	Amendment entered into as of November 19, 1998 to the License Agreement effective as of January 21, 1986 among Gen-Probe Incorporated, Bioanalysis, Ltd. and the University of Wales College of Medicine.*
10	.35(4)	Third Amendment entered into as of February 19, 2002 to the License Agreement effective as of January 21, 1986 among Gen-Probe Incorporated, Bioanalysis, Ltd. and the University of Wales College of Medicine.*
10	.36†	Amendment Agreement entered into as of July 8, 2003 related to Certain Licence Agreements between the University of Wales College of Medicine, Bioanalysis Limited and Gen-Probe Incorporated.
10	.37(4)	Non-exclusive License Agreement dated June 22, 1999 between Gen-Probe Incorporated and Vysis, Inc.*
10	.38(4)	Amended and Restated License Agreement dated June 19, 2002 between Gen-Probe Incorporated and The Public Health Research Institute of The City of New York, Inc.*
10	.39(4)	Development, License and Supply Agreement entered into as of October 16, 2000 between Gen-Probe Incorporated and KMC Systems, Inc.*
10	.40(1)	First Amendment made as of September, 2001 to Agreement entered into as of October 16, 2000 between Gen-Probe Incorporated and KMC Systems, Inc.*

Exhibit
Number		Description

10	.41(1)	Contract effective as of January 1, 2000 between Gen-Probe Incorporated and the National Institutes of Health (No. N01-HB-07148).
10	.42(1)	Modification No. 1 effective as of June 28, 2000 to the Contract effective as of January 1, 2000 between Gen-Probe Incorporated and the National Institutes of Health (No. N01-HB-07148).
10	.43(1)	Modification No. 2 effective as of September 21, 2000 to the Contract effective as of January 1, 2000 between Gen-Probe Incorporated and the National Institutes of Health (No. N01-HB-07148).
10	.44(1)	Modification No. 3 effective as of September 4, 2001 to the Contract effective as of January 1, 2000 between Gen-Probe Incorporated and the National Institutes of Health (No. N01-HB-07148).
10	.45(1)	Modification No. 4 effective as of September 24, 2001 to the Contract effective as of January 1, 2000 between Gen-Probe Incorporated and the National Institutes of Health (No. N01-HB-07148).
10	.46(1)	Modification No. 5 effective as of February 7, 2002 to the Contract effective as of January 1, 2000 between Gen-Probe Incorporated and the National Institutes of Health (No. N01-HB-07148).
10	.47(8)	Modification No. 6 effective as of July 1, 2002 to the Contract effective as of January 1, 2000 between Gen-Probe Incorporated and the National Institutes of Health (No. N01-HB-07148).
10	.48(8)	Modification No. 7 effective as of September 24, 2002 to the Contract effective as of January 1, 2000 between Gen-Probe Incorporated and the National Institutes of Health (No. N01-HB-07148).
10	.49(8)	Modification No. 8 effective as of February 19, 2003 to the Contract effective as of January 1, 2000 between Gen-Probe Incorporated and the National Institutes of Health (No. N01-HB-07148).
10	.50†	Modification No. 9 effective as of November 5, 2003 to the Contract effective as of January 1, 2000 between Gen-Probe Incorporated and the National Institutes of Health (No. N01-HB-07148).
10	.51(4)	Supply Agreement effective as of March 5, 1998 between Gen-Probe Incorporated and Boehringer Mannheim GmbH.*
10	.52†	License, Development and Cooperation Agreement between Gen-Probe Incorporated and DiagnoCure Inc. effective as of November 19, 2003.**
10	.53†	Target License Agreement between Tosoh Corporation and Gen-Probe Incorporated effective as of January 1, 2004.**
10	.54†	TRC License Agreement between Tosoh Corporation and Gen-Probe Incorporated effective as of January 1, 2004.**
10	.55†	TMA License Agreement between Tosoh Corporation and Gen-Probe Incorporated effective as of January 1, 2004.**
10	.56(1)	First Amendment effective as of February 12, 2001 between Gen-Probe Incorporated and Roche Diagnostics GmbH, the successor-in-interest to Boehringer Mannheim GmbH, to the Supply Agreement effective as of March 5, 1998 between Gen-Probe Incorporated and Boehringer Mannheim GmbH.*
10	.57(3)	Credit Agreement dated April 10, 2001, by and between Gen-Probe Incorporated, Gen-Probe Sales & Service, Inc. and Wells Fargo Bank, National Association.
10	.58(3)	First Amendment dated June 10, 2002 to Credit Agreement dated April 10, 2001 by and between Gen-Probe Incorporated, Gen-Probe Sales & Service, Inc. and Wells Fargo Bank, National Association.
10	.59(3)	Revolving Line of Credit Note dated July 1, 2002 made by Gen-Probe Incorporated and Gen-Probe Sales & Service, Inc. in favor of Wells Fargo Bank, National Association.
10	.60(2)	Promissory Note dated September 29, 2000 by Niall M. Conway and Margaret Conway.
10	.61(3)‡	Form of Indemnification Agreement between Gen-Probe Incorporated and its Executive Officers and Directors.

Exhibit
Number		Description

10	.62(9)‡	Employment Agreement dated as of April 2, 2003 between Gen-Probe Incorporated and Henry L. Nordhoff.
10	.63†‡	First Amendment to Employment Agreement effective as of January 1, 2004 between Gen-Probe Incorporated and Henry L. Nordhoff.
10	.64†‡	Form of Employment Agreement — Executive Team.
10	.65†‡	Form of Employment Agreement — Vice Presidents.
10	.66(8)‡	Gen-Probe Incorporated Change-In-Control Severance Compensation Plan for Employees.
21	.1†	List of subsidiaries of Gen-Probe Incorporated.
23	.1†	Consent of Ernst & Young LLP, Independent Auditors.
31	.1†	Certification dated March 9, 2004, of Principal Executive Officer required pursuant to 18 USC. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2†	Certification dated March 9, 2004, of Principal Financial Officer required pursuant to 18 USC. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1†	Certification dated March 9, 2004, of Principal Executive Officer required pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2†	Certification dated March 9, 2004, of Principal Financial Officer required pursuant to 18 USC. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith.

‡	Indicates management contract or compensatory plan, contract or arrangement.

(1)	Incorporated by reference to Gen-Probe’s Registration Statement on Form 10 filed with the SEC on May 24, 2002.

(2)	Incorporated by reference to Gen-Probe’s Amendment No. 1 to Registration Statement on Form 10 filed with the SEC on July 29, 2002.

(3)	Incorporated by reference to Gen-Probe’s Amendment No. 2 to Registration Statement on Form 10 filed with the SEC on August 14, 2002.

(4)	Incorporated by reference to Gen-Probe’s Amendment No. 3 to Registration Statement on Form 10 filed with the SEC on September 5, 2002.

(5)	Incorporated by reference to Gen-Probe’s Report on Form 8-K filed with the SEC on September 17, 2002.

(6)	Incorporated by reference to Gen-Probe’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2002.

(7)	Incorporated by reference to Gen-Probe’s Report on Form S-8 filed with the SEC on March 18, 2003.

(8)	Incorporated by reference to Gen-Probe’s Annual Report on Form 10-K filed with the SEC on March 24, 2003.

(9)	Incorporated by reference to Gen-Probe’s Quarterly Report on Form 10-Q filed with the SEC on May 9, 2003.

(10)	Incorporated by reference to Gen-Probe’s Report on Form S-8 filed with the SEC on May 29, 2003

(11)	Incorporated by reference to Gen-Probe’s Report on Form 8-K filed with the SEC on November 21, 2003.

*	Gen-Probe has been granted confidential treatment with respect to certain portions of this exhibit.

**	Gen-Probe has requested confidential treatment with respect to certain portions of this exhibit.