Form 10-Q
period 2004-03-31
GEN PROBE INC
filed 2004-05-10
CIK 820237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[x]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

     As of May 5, 2004, there were 49,192,575 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

GEN-PROBE INCORPORATED

FORM 10-Q

		Page
	PART I
Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	30
Item 4.	Controls and Procedures	30
	PART II
Item 1.	Legal Proceedings	32
Item 6.	Exhibits and Report on Form 8-K	33
	SIGNATURES	34
	CERTIFICATIONS
EXHIBIT 10.67
EXHIBIT 10.68
EXHIBIT 10.69
EXHIBIT 10.70
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

Item 1. Financial Statements

GEN-PROBE INCORPORATED

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31	December 31
	2004	2003
	(unaudited)
Current assets:
Cash and cash equivalents	$46,435	$35,973
Short-term investments	131,908	120,333
Trade accounts receivable, net of allowance for doubtful accounts of $717 at March 31, 2004 and December 31, 2003	18,186	15,158
Accounts receivable — other	7,922	2,555
Inventories	20,161	15,096
Deferred income taxes	10,286	10,979
Prepaid expenses and other current assets	9,153	8,783

Total current assets	244,051	208,877
Property, plant and equipment, net	66,511	65,478
Capitalized software	25,112	24,872
Goodwill	18,621	18,621
Other assets	6,663	6,893

Total assets	$360,958	$324,741

Current liabilities:
Accounts payable	10,864	9,250
Accrued salaries and employee benefits	9,650	11,670
Other accrued expenses	5,891	6,085
Income taxes payable	15,141	6,191
Deferred revenue	6,832	6,681

Total current liabilities	48,378	39,877
Deferred income taxes	7,143	6,850
Deferred revenue	5,500	5,667
Deferred rent	317	323
Minority interest	1,745	1,649
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.0001 par value per share; 20,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.0001 par value per share; 100,000,000 shares authorized, 49,075,891 and 48,721,560 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	5	5
Additional paid-in capital	219,600	212,586
Deferred compensation	(500)	(538)
Accumulated other comprehensive income	1,063	343
Retained earnings	77,707	57,979

Total stockholders’ equity	297,875	270,375

Total liabilities and stockholders’ equity	$360,958	$324,741

See accompanying notes to consolidated financial statements.

GEN-PROBE INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2004	2003
	(unaudited)	(unaudited)
Revenues:
Product sales	$55,030	$43,620
Collaborative research revenue	6,731	1,897
Royalty and license revenue	14,725	651

Total revenues	76,486	46,168
Operating expenses:
Cost of product sales	13,864	12,919
Research and development	18,419	11,233
Marketing and sales	6,812	4,655
General and administrative	7,283	4,626

Total operating expenses	46,378	33,433

Income from operations	30,108	12,735
Other income (expense):
Minority interest	(96)	—
Interest income	840	457
Interest expense	(9)	(14)
Other income (expense), net	(58)	7

Total other income (expense)	677	450

Income before income taxes	30,785	13,185
Income tax expense	11,057	4,531

Net income	$19,728	$8,654

Net income per share(1):
Basic	$0.40	$0.18

Diluted	$0.39	$0.18

Weighted average shares outstanding(1):
Basic	48,904	47,600

Diluted	50,998	47,651

(1)	All share and per share amounts reflect the 2-for-1 stock split implemented as a 100% stock dividend in September 2003.

See accompanying notes to consolidated financial statements.

GEN-PROBE INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	March 31,
	2004	2003
Operating activities
Net income	$19,728	$8,654
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,930	4,038
Stock compensation charges	109	—
Loss on disposal of property and equipment	9	32
Deferred rent	(6)	2
Stock option income tax benefits	1,585	—
Deferred revenue	(16)	2,847
Deferred income taxes	1,071	10
Minority interest	(47)	—
Changes in assets and liabilities:
Accounts receivable	(7,778)	(5,061)
Inventories	(5,056)	(922)
Prepaid expenses and other current assets	(369)	(1,858)
Accounts payable	1,605	(658)
Accrued salaries and employee benefits	(2,020)	(3,111)
Other accrued expenses	(8)	(367)
Income taxes payable	8,135	4,634

Net cash provided by operating activities	20,872	8,240

Investing activities
Proceeds from sales and maturities of short-term investments	34,311	13,088
Purchases of short-term investments	(45,544)	(19,004)
Purchases of property, plant and equipment	(4,509)	(3,003)
Capitalization of software development costs	(240)	(458)
Capitalization of patent costs	(105)	(174)
Other assets	(373)	(71)

Net cash used in investing activities	(16,460)	(9,622)

Financing activities
Proceeds from issuance of common stock	5,358	—

Net cash provided by financing activities	5,358	—

Effect of exchange rate changes on cash	692	—
Net increase (decrease) in cash and cash equivalents	10,462	(1,382)
Cash and cash equivalents at the beginning of the period	35,973	43,118

Cash and cash equivalents at the end of the period	46,435	41,736

Supplemental disclosure of cash flow information:
Cash paid (received) for:
Interest	$8	$14

Income taxes	$658	$(104)

See accompanying notes to consolidated financial statements.

Notes to the Consolidated Financial Statements (unaudited)

Note 1 - Basis of presentation

     The accompanying interim consolidated financial statements of Gen-Probe Incorporated (“Gen-Probe” or the “Company”) at March 31, 2004, and for the three month periods ended March 31, 2004 and 2003, are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management’s opinion, the unaudited financial statements include all adjustments, consisting only of normal recurring accruals, necessary to state fairly the financial information therein, in accordance with generally accepted accounting principles. Interim results are not necessarily indicative of the results which may be reported for any other interim period or for the year ending December 31, 2004.

     These unaudited consolidated financial statements and footnotes thereto should be read in conjunction with the audited financial statements and footnotes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Note 2 - Reporting periods

     The Company operates and reports on fiscal periods ending on the Friday closest to the end of the month except for year-end, which closes December 31. For ease of presentation, the quarterly reporting periods are deemed to end on March 31, June 30 and September 30. The three months ended March 31, 2004 included three more business days compared to the same period in the prior year.

Note 3 - Summary of significant accounting policies

Principles of consolidation

     The consolidated financial statements of the Company include the accounts of the Company and its subsidiaries, Gen-Probe Sales and Services, Inc., Gen-Probe Canada, Inc., Gen-Probe UK Limited and Molecular Light Technology Limited and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

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

Foreign currency translation

     The functional currency of the Company’s majority owned subsidiary, Molecular Light Technology Limited and its subsidiaries, is the British pound. Accordingly, all balance sheet accounts of this subsidiary are translated into United States dollars using the exchange rate in effect at the balance sheet date, and revenues and expenses are translated using the average exchange rates in effect during the period. The gains and losses from foreign currency translation of this subsidiary’s financial statements are recorded directly as a separate component of stockholders’ equity under the caption “Accumulated other comprehensive income.”

Reclassifications

     Certain prior year amounts have been reclassified to conform with the current year presentation.

Note 4 - Stock-based compensation

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

     Pro forma information regarding net income is required to be disclosed in interim financial statements by SFAS No. 148, and has been determined as if the Company had accounted for its employee stock options and employee stock purchase plan under the fair value method of SFAS No. 123. The fair value for employee stock options was estimated at the dates of grant using the minimum value option pricing model from the stock option plan inception date in 2000 through September 15, 2002 and the Black-Scholes pricing model for all option grants made subsequent to that date. The following weighted average assumptions were used:

	Three Months Ended
	March 31,
	2004	2003
Risk free interest rate	2.79%	2.63%
Dividend yield	0%	0%
Volatility factor	67%	51%
Expected life (in years)	4	4
Resulting average fair value	$18.99	$5.26

     The fair value of each purchase right issued under the Company’s employee stock purchase plan for the quarter ended March 31, 2004 was estimated on the date of grant using the Black-Scholes pricing model. The Company did not have an employee stock purchase plan during the quarter ended March 31, 2003. The following weighted average assumptions were used:

Three Months Ended
March 31, 2004
Risk free interest rate	1.00%
Dividend yield	0%
Volatility factor	59%
Expected life (in years)	.50
Resulting average fair value	$5.46

     Had compensation expense for stock-based compensation plans been determined based on the fair value method prescribed under SFAS No. 123, the Company’s net income and net income per share would have been as follows (in thousands, except per share data):

	Three Months Ended
	March 31,
	2004	2003
Net income:
As reported	$19,728	$8,654
Stock-based employee compensation expense included in reported net income, net of related tax effects	22	—
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,895)	(194)

Pro forma net income	$17,855	$8,460

Net income per share:
As reported
Basic	$0.40	$0.18
Diluted	$0.39	$0.18
Pro forma
Basic	$0.37	$0.18
Diluted	$0.35	$0.18

     The pro forma effects on net income for the three months ended March 31, 2004 and 2003 are not likely to be representative of the effects on reported net income in future years. In management’s opinion, existing stock option valuation models do not provide a reliable single measure of the fair value of employee stock options that have vesting provisions and are not transferable. In addition, option valuation models require the input of highly subjective assumptions, and changes in such subjective assumptions can materially affect the fair value estimate of employee stock options.

Note 5 - Net income per share

     Gen-Probe computes net income per share in accordance with Statement of Accounting Standards (“SFAS”) No. 128, “Earnings Per Share,” and SEC Staff Accounting Bulletin (“SAB”) No. 98. Under the provisions of SFAS No. 128, basic net income per share is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period.

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

     The following table sets forth the computation of net income per share (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2004	2003
Net income	$19,728	$8,654

Weighted average shares outstanding — Basic	48,904	47,600
Effect of dilutive common stock options outstanding	2,094	51

Weighted average shares outstanding — Diluted	50,998	47,651
Net income per share:
Basic	$0.40	$0.18

Diluted	$0.39	$0.18

     Dilutive securities include common stock options subject to vesting. Potentially dilutive securities totaling 145,470 and 2,740,694 for the three months ended March 31, 2004 and 2003, respectively, were excluded from the calculation of diluted earnings per share because of their anti-dilutive effect.

Note 6 - Comprehensive income

     Components of comprehensive income, net of income taxes, were as follows (in thousands):

	Three Months Ended
	March 31,
	2004	2003
Net income	$19,728	$8,654
Change in unrealized gain (loss) on investments	(196)	56
Foreign currency translation adjustment	916	—

Comprehensive income	$20,448	$8,710

Note 7 - Inventories

     Net inventories are comprised of the following (in thousands):

	March 31,	December 31,
	2004	2003
Raw materials	$6,870	$5,874
Work in progress	5,126	3,118
Finished goods	8,165	6,104

	$20,161	$15,096

Note 8 - Stockholders’ equity

Number of authorized shares of common stock

     On September 5, 2003, the Company’s Board of Directors authorized a two-for-one stock split implemented as a 100% stock dividend, effective September 30, 2003 for holders of record as of September 16, 2003 (the “Stock Split”). As a result of the Stock Split by stock dividend, the number of outstanding shares of the Company’s common stock and the number of shares of the Company’s common stock reserved under its equity compensation plans was doubled. The Board of Directors of the Company has approved and has requested that stockholders’ approve an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the Company’s authorized number of shares of common stock from 100,000,000 shares to 200,000,000 shares. This increase is subject to approval by the Company’s stockholders’ at the Annual Meeting of Stockholders scheduled to be held on May 28, 2004.

Common stock

     During the three months ended March 31, 2004, 295,529 options to purchase shares of the Company’s common stock were exercised by Gen-Probe employees at a weighted average exercise price of $12.87. The Company also issued 2,085 shares of common stock to members of the Board of Directors as partial consideration for services rendered. The Company recognized expense for these grants to the members of the Board of Directors of $72,512, which was equal to the fair market value on the date of grants. Additionally, employees purchased 56,717 shares of the Company’s common stock at an average purchase price of $26.92 per share pursuant to the Company’s Employee Stock Purchase Plan (“ESPP”).

Note 9 - Litigation

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

Enzo Biochem, Inc.

     In June 1999, the Company was sued by Enzo Biochem, Inc. in the United States District Court for the Southern District of New York. Enzo alleged that the Company and its former affiliates, as well as Becton Dickinson and bioMérieux, have willfully infringed United States patent no. 4,900,659, or the ” ‘659 patent,” through the manufacture and sale of products for the diagnosis of gonorrhea. The Company’s former affiliates and bioMérieux have been dismissed from the case by Enzo. The Company and Becton Dickinson remain as defendants. The Company anticipates that trial in the case may be set for the first quarter of 2005. The Company expects Enzo to assert a damage claim based on a contention that Enzo is entitled to a reasonable royalty on all sales of Gen-Probe products for the detection of Neisseria gonorrhoeae bacteria from June 1993 through trial. Revenues from tests for the detection of Neisseria gonorrhoeae have constituted a significant portion of Gen-Probe’s revenues during the relevant period. The Company believes that the claims of the ‘659 patent are invalid, unenforceable and may not be properly interpreted to cover its products. The Company intends to vigorously defend the lawsuit. However, there can be no assurance that the case will be resolved in the Company’s favor.

Vysis, Inc.

     In December 1999, the Company initiated litigation in the United States District Court for the Southern District of California against Vysis, now a subsidiary of Abbott Laboratories, seeking a declaratory judgment that the Company’s products were not covered by a Vysis patent that is the subject of a license granted by Vysis in favor of the Company and that the patent is invalid and unenforceable. In August 2002, following a jury trial, the District Court entered judgment in the Company’s favor, finding the Vysis patent invalid and finding that the patent does not cover Gen-Probe’s products. On September 3, 2002, Vysis filed a notice of appeal with the District Court. Further, on October 22, 2002 while Vysis’ appeal was pending, the United States Patent & Trademark Office reissued the Vysis patent with amended claims. On October 22, 2002, the Company filed a second lawsuit in District Court to challenge the validity and scope of the reissued patent. On March 5, 2004, the Court of Appeals vacated the District Court’s August 2002 judgement in favor of the Company and directed the District Court to dismiss the case on the ground of lack of subject matter jurisdiction. On April 2, 2004, the Company timely filed a petition with the Court of Appeals for rehearing and rehearing en banc, which is now pending. There can be no assurances as to the final outcome of this litigation. The Company has at all times maintained the license with Vysis in full force and continued to make royalty payments under the license, pending final resolution of the litigation.

Bayer Corporation

     In November 2002, the Company filed a demand for arbitration against Bayer Corporation, or Bayer, in the Judicial Arbitration & Mediation Services, Inc., or JAMS, office in San Diego, California related to the Company’s collaboration with Bayer for nucleic acid diagnostic tests for viral organisms. Under the terms of the collaboration agreement, Bayer acquired the exclusive right to distribute nucleic acid diagnostic tests designed and developed by Gen-Probe for the detection of HIV, hepatitis viruses and other specified viruses, subject to certain conditions. Gen-Probe’s demand for arbitration states that Bayer has failed to fulfill the conditions required to maintain exclusive distribution rights. The arbitration demand seeks confirmation that the agreement grants Gen-Probe, in the present circumstances, a co-exclusive right to directly distribute the viral diagnostic tests that are the subject of the agreement. Gen-Probe’s arbitration demand also seeks money damages due to Bayer’s failure to use commercially reasonable efforts to promote, market and sell viral diagnostic assays developed by Gen-Probe. In November 2003, Bayer filed a counterclaim for money damages based on alleged delays in the development of the TIGRIS system, alleged delays in the development of certain assays, and other claims. The matter has been set for hearing beginning September 13, 2004. There can be no assurances as to the final outcome of the arbitration.

     In February 2004, the Company filed a patent infringement action in the United States District Court for the Southern District of California, alleging that Bayer’s bDNA nucleic acid tests for HIV and HCV infringe Gen-Probe’s U.S. patent no. 5,955,261, entitled “Method for Detecting the Presence of Group-Specific Viral mRNA in a Sample.” Bayer’s bDNA tests are not covered by the collaboration agreement between the companies. The complaint seeks money damages and injunctive relief. Bayer has not yet responded to the complaint. There can be no assurances as to the final outcome of the litigation.

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

     The following information should be read in conjunction with our March 31, 2004 consolidated financial statements and related notes thereto and with our consolidated financial statements and notes thereto for the year ended December 31, 2003 and the related “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in our Annual Report on Form 10-K for the year ended December 31, 2003. We also urge you to review and consider our disclosures describing various risks that may affect our business, which are set forth under the heading “Risk Factors” in this report and in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

     During the three months ended March 31, 2004, we achieved strong financial results, with earnings per share, total revenues and product sales all establishing new records. Net income for the current period was $19.7 million ($0.39 per diluted share), compared to $8.7 million ($0.18 per diluted share) in the same period of the prior year, an increase of 117% per diluted share. Total revenues for the current period were $76.5 million, compared to $46.2 million in the same period of the prior year, an increase of 66%. Product sales for the current period were $55.0 million, compared to $43.6 million in the same period of the prior year, an increase of 26%. During the current period, net income and total revenues included a contract milestone with Chiron and a license fee earned in connection with our cross-licensing agreement with Tosoh Corporation, or Tosoh. These amounts added approximately $0.17 to diluted earnings per share and $13.5 million to revenues.

Recent Events

     In December 2003, we signed a cross-licensing agreement with Tosoh, effective January 1, 2004, for certain NAT technologies in clinical diagnostics and other related fields. Under the agreement, we earned $7.0 million during the three months ended March 31, 2004.

     In January 2004, we began United States clinical trials of the Procleix Ultrio assay on the fully automated, high-throughput TIGRIS instrument system, triggering a $6.5 million contract milestone with Chiron that we recognized during the three months ended March 31, 2004. During January, the Procleix Ultrio assay received its Community European, or CE, mark, clearing the way for Chiron to launch the product in the European Economic Area.

Revenues

     We derive revenues from three primary sources: product sales, collaborative research revenue and royalty and license revenue. The majority of our revenues come from product sales, which consist primarily of sales of our NAT assays tested on the proprietary instruments that serve as the analytical platform for our assays. We recognize as collaborative research revenue payments we receive from Chiron for the products we provided under our collaboration agreements with Chiron prior to their regulatory approval and the payments we receive from Chiron, Bayer Corporation, or Bayer, and other collaboration partners, including the National Institutes of Health, or NIH, for research and development activities. Our royalty and license revenues reflect fees paid to us by third parties for the use of our proprietary technology. For the three months ended March 31, 2004, product sales, collaborative research revenues and royalty and license revenues equaled 72%, 9% and 19%, respectively, of our total revenues of $76.5 million. For the same period in the prior year, product sales, collaborative research revenues and royalty and license revenues equaled 95%, 4% and 1%, respectively, of our total revenues of $46.2 million.

Product sales

     Our primary source of revenue continues to be the sale of clinical diagnostic products in the United States, which primarily include our PACE 2, AccuProbe, Amplified Mycobacterium Tuberculosis Direct Test, and APTIMA Combo 2 product lines. During the first quarter of 2004, we shipped approximately 5.8 million tests for the diagnosis of a wide variety of infectious microorganisms, including those causing sexually transmitted diseases, or STDs, tuberculosis, strep throat, pneumonia and fungal infections. The principal customers for our clinical diagnostics products include large reference laboratories, public health laboratories and hospitals located in North America, Europe and Japan.

     Since 1999, we have supplied NAT assays for use in screening blood donations intended for transfusion. Our first blood screening assay detects HIV-1 and HCV in donated human blood. Our blood screening assays and instruments are marketed through our collaboration with Chiron under the Procleix trademark. We recognize product sales from the manufacture and shipment of tests for screening donated blood through our collaboration with Chiron to blood bank facilities located in the countries where our products have obtained governmental approvals. Blood screening product sales are then adjusted monthly upon payment by Chiron to us of amounts reflecting our ultimate share of net revenue from sales by Chiron to the end user, less the transfer price revenues previously paid. Net sales are ultimately equal to the sales of the assays by Chiron to third-parties, less freight, duty and certain other adjustments specified in our agreement with Chiron, multiplied by our share of the net revenue, which was 43.0% with respect to sales of assays that include a test for HCV beginning the second quarter of 2002 upon implementation of commercial pricing, through April 6, 2003, after which our share of net revenues from sales of assays that include a test for HCV was adjusted to 47.5%. Effective January 1, 2004, our share of net revenues from commercial sales of assays that include a test for HCV was permanently changed to 45.75% under our agreement with Chiron. With respect to commercial sales of blood screening assays under our collaboration with Chiron that do not include a test for HCV, such as possible future commercial tests for West Nile virus, or WNV, we will continue to receive reimbursement for our manufacturing costs plus 50% of net revenues. Our costs related to these products primarily include manufacturing costs.

Collaborative research revenue

     We have developed a NAT assay to detect HIV-1 and HCV in donated human blood and have also developed a semi-automated instrument system to conduct the test. These assays and instruments are marketed through our collaboration with Chiron under the Procleix name. In February 2002, the FDA approved the Procleix HIV-1/HCV assays.

     In March 2003, we signed a definitive agreement with Chiron for the development and commercialization of the Procleix Ultrio assay. For the three month periods ended March 31, 2004 and 2003, we recognized $0.5 million and $1.3 million in reimbursements for expenses incurred related to the development of this assay. In January 2004, we commenced clinical trials of the Procleix Ultrio assay in the United States on our TIGRIS instrument. We have also developed a NAT assay to detect WNV, which is currently being used in clinical trials under an Investigational New Drug, or IND, application. We expect to receive further reimbursement for certain costs incurred during the development of the Procleix Ultrio and WNV assays from Chiron and separately from the National Heart, Lung, and Blood Institute, a part of the NIH.

     We have recorded revenues related to use of our blood screening products in the United States and other countries in which the products have not received regulatory approval as collaborative research revenue because price restrictions applied to these products prior to Food and Drug Administration, or FDA, license approval in the United States and similar approval in foreign countries. For the three months ended March 31, 2004, we recognized $4.5 million in collaborative research revenue through our collaboration with Chiron from deliveries of WNV tests on a “cost recovery” basis. We expect to continue recognizing these sales as collaborative research revenue until such time as FDA approval has been received, although there is no guarantee we ultimately will receive FDA approval.

     Since 1996, we have been awarded contracts aggregating approximately $28.2 million by the NIH to develop NAT assays for screening donated blood for HIV-1, HCV, hepatitis B virus, or HBV, and WNV. To date, all payments due to us under these reimbursement contracts have been received and have been recorded as collaborative research revenues as reimbursable costs were incurred. As of March 31, 2004, the Company had approximately $1.4 million in reimbursements remaining under this contract, which will continue to be realized as expenses are incurred.

     In 1998, following the execution of our agreement with Chiron, Chiron assigned the clinical diagnostic portion of the agreement to Bayer. Under the terms of our collaboration with Bayer, we agreed to develop, manufacture and market NAT assays for viral targets and cancer markers in the clinical diagnostic market with Bayer. We record product sales of the assays to Bayer for use in clinical diagnostic applications at agreed upon transfer prices upon shipment to Bayer. The on-going arbitration proceeding relating to our collaboration with Bayer, as well as a lawsuit filed against Bayer in February of this year, is described under Item 1 (Note 9) of this report.

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

     In May 1997, we entered into a worldwide collaboration with bioMérieux Vitek, Inc. In August 2000, we entered into amended agreements with bioMérieux, Inc. that transitioned the relationship from a collaborative arrangement to a royalty-bearing arrangement that covers semi-automated probe assays and advanced, fully-automated probe assays for the diagnosis of infectious diseases and detection of food pathogens. Under the terms of the amended agreements, bioMérieux pays us royalties based on sales of products incorporating the licensed technologies, subject to a minimum annual royalty payment, which began in January 2002 with respect to the semi-automated probe assays and are scheduled to begin in 2006 with respect to the fully automated probe assays. In addition, we transferred to bioMérieux all information, trade secrets, procedures, methods, data and processes necessary for bioMérieux to assume development of the products that are the subject of the agreement in exchange for the prepaid royalties paid under the original agreement. We recognized $0.3 million and $0.2 million in minimum annual royalties during the three month periods ended March 31, 2004 and 2003, respectively, in connection with this license agreement.

     In December 2003, we entered into an agreement with Tosoh to cross-license intellectual property covering certain NAT technologies. The licenses, which are effective January 1, 2004, cover products in clinical diagnostics and other related fields. Under the agreement, Tosoh will receive non-exclusive rights to our proprietary Transcription-Mediated Amplification, or TMA, and rRNA technologies in exchange for two payments totaling $7.0 million, which was recognized as revenue in the three months ended March 31, 2004. Additionally, Tosoh will pay us royalties on worldwide sales of any future products that employ our technologies licensed by Tosoh. We will gain access, in exchange for royalties, to Tosoh’s patented Transcription Reverse-Transcription Concerted, or TRC, amplification and Intercalation Activating Fluorescence, or INAF, detection technologies for use with our real time TMA technology.

     Under the strategic alliance agreement we entered into with Chiron in June 1998, we have responsibility for research, development and manufacturing of the blood screening products covered by the agreement, while Chiron has responsibility for marketing, distribution and service of the blood screening products worldwide. During the three months ended March 31, 2004, the Company recognized as royalty and license revenue, a $6.5 million milestone payment, as the Company began clinical trial tests of the Procleix Ultrio assay on the TIGRIS instrument in the United States. Additional payments of up to $10.0 million are due to us in the future under the agreement if we achieve certain other specified milestones relating to the development of the TIGRIS instrument. There is no guarantee we will receive any additional milestone payments under this agreement.

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

     In addition, we manufacture significant quantities of raw materials, development lots, and clinical trial lots of product prior to receiving FDA approval for commercial sale. During the three month periods ended March 31, 2004 and 2003, our manufacturing facilities produced development lots for WNV and Procleix Ultrio assays. The costs associated with these development lots are classified as research and development expense.

     During the three months ended March 31, 2004 and all of 2003, our blood screening manufacturing facility operated below its capacity and will continue to operate below its capacity for the foreseeable future. A portion of this available capacity was utilized for research and development activities, as new product offerings are being identified for commercialization. The costs associated with this excess capacity are included as a component of inventory and cost of product sales, except to the extent that available capacity was utilized in the production of pre-commercial development lots. Certain operating costs of our blood screening facility, together with other manufacturing costs for the production of assays that are delivered under the terms of an IND application are classified as research and development expense prior to FDA approval.

Research and development

     We continue to invest significantly in research and development as part of our ongoing efforts to accelerate the development of new products and technologies, particularly our TIGRIS instrument and our Procleix Ultrio and WNV assays for screening donated blood. Our research and development expenses consist of expenses associated with the development of proprietary products and instrument platforms, as well as expenses related to the co-development of new products and technologies in collaboration with our strategic partners. Research and development costs in total are expected to increase in the future due to new product development, clinical trial costs and clinical manufacturing costs; however, we expect our research and development expenses as a percentage of total revenues to decline in future years. The timing of clinical trials and development manufacturing costs is variable and is affected by product development activities and the regulatory process.

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

     Research and development costs include the costs of raw materials, development lots and clinical trial lots of products that we manufacture. These costs are dependent on the status of projects under development and may vary substantially between quarterly or annual reporting periods. During the remainder of 2004, we expect to incur additional incremental costs associated with the manufacture of developmental lots and clinical trial lots for our blood screening products and with the TIGRIS instrument. Collaborative research revenues, if any, associated with these types of incurred costs have typically been realized in a period later than when incurred.

Critical accounting policies and estimates

     Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, the collectibility of accounts receivable, valuation of inventories, long-lived assets including patent costs and capitalized software and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of our Board of Directors. Actual results may differ from these estimates under different assumptions or conditions.

     We believe there have been no significant changes during the three months ended March 31, 2004 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2003, except for the item(s) discussed below.

Capitalized software costs

     We capitalize costs incurred in the development of computer software related to products under development after establishment of technological feasibility. These capitalized costs are recorded at the lower of unamortized cost or net realizable value and will be amortized over the estimated life of the related product beginning when the product is available for sale. At March 31, 2004, capitalized software development costs related to our TIGRIS instrument totaled $25.1 million. We completed beta evaluations of this instrument for clinical diagnostic applications and undertook initial beta trials for blood screening applications in the third quarter of 2002 and we completed a clinical trial for a diagnostic application in June 2003. In December 2003, we received approval from the FDA for testing certain STDs on the TIGRIS instrument. We initiated clinical trials of our Procleix Ultrio assay on the TIGRIS instrument for a blood screening application in January 2004. If we are not able to successfully deliver this instrument to the marketplace and attain customer acceptance, the asset could be impaired and an adjustment to the carrying value of this asset would be considered by management at that time. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, we plan to begin amortizing the capitalized software costs on a straight-line basis over 120 months during the second half of 2004, coinciding with the general release of TIGRIS instruments to our customers.

Results of Operations

     The following table sets forth operating data as a percentage of total revenues on a comparable basis for the three months ended March 31, 2004 and 2003. The information for each of these quarters is unaudited and has been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. In the opinion of management, all necessary adjustments, consisting only of normal recurring accruals, have been included to fairly present the unaudited quarterly results when read in conjunction with our audited financial statements and related notes. The operating results for any quarter are not necessarily indicative of results for any future period.

     The following table sets forth unaudited operating data as a percentage of total revenues:

	Three Months Ended
	March 31,
	2004	2003
Total revenues	100%	100%
Product sales	72%	95%
Collaborative research revenue	9%	4%
Royalty and license revenue	19%	1%
Operating expenses:
Cost of product sales	18%	28%
Research and development	24%	24%
Marketing and sales	9%	10%
General and administrative	10%	10%

Total operating expenses	61%	72%

Income from operations	39%	28%
Total other income	1%	1%
Income before income taxes	40%	29%
Income tax expense	14%	10%

Net income	26%	19%

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003
(Percentages have been rounded to the nearest whole percentage)

Product sales

     Product sales increased $11.4 million, or 26%, to $55.0 million during the three months ended March 31, 2004, from $43.6 million in the same period of the prior year. The increase was primarily the result of a $6.4 million increase in commercial sales of our Procleix blood screening products, both in the United States and international markets, and a $4.5 million increase in STD product sales, primarily Aptima. Procleix blood screening product sales represented $23.0 million, or 42% of product sales, for the three months ended March 31, 2004, compared to $16.6 million, or 38% of product sales, for the three months ended March 31, 2003.

     We expect competitive pressures related to our STD and blood screening products to continue into the foreseeable future, primarily as a result of the introduction of competing products into the market and continuing pricing pressure, particularly with our STD products.

Collaborative research revenue

     Collaborative research revenue increased $4.8 million, or 253%, to $6.7 million during the three months ended March 31, 2004, from $1.9 million in the same period of the prior year. The increase was primarily the result of a $4.5 million increase in firm support commitment payments in connection with the WNV tests provided to United States customers through our collaboration with Chiron. Additionally, revenues increased by $1.1 million in the first quarter of 2004 due to additional funds received from the NIH in November 2003 to develop a NAT assay for the detection of WNV. These increases were partially offset by a $0.8 million decrease in revenue for reimbursement from Chiron of our development costs incurred on the Procleix Ultrio assay. We recognized $1.3 million in revenue during the first quarter of 2003 for work performed during 2002 and 2001 in connection our collaboration with Chiron.

     Collaborative research revenue tends to fluctuate based on the amount of research services performed, delivery of assays on a “cost recovery” basis and the status of projects under collaboration. Due to the nature of our collaborative research revenues, results in any one period are not necessarily indicative of results to be achieved in the future. Our ability to generate additional collaborative research revenues depends, in part, on our ability to initiate, maintain and perform under relationships with potential and current collaborative partners. These relationships may not be established or maintained and current collaborative research revenue may decline.

Royalty and license revenue

     Royalty and license revenue increased $14.0 million to $14.7 million in the three months ended March 31, 2004, from $0.7 million in the same period of the prior year. The increase was attributable to $7.0 million in license fees earned from Tosoh as part of the non-exclusive licensing agreement relating to NAT technologies effective in January 2004, and $6.5 million in milestone revenue from Chiron as the Company began clinical trial testing in the United States of the Procleix Ultrio assay on the fully automated TIGRIS instrument.

     Royalty and license revenue may fluctuate based on the nature of the related agreements and the timing of receipt of license fees and achievement of research ad development milestones. Results in any one period are not necessarily indicative of results to be achieved in the future. In addition, our ability to generate additional royalty and license revenues may depend, in part, on our ability to market and capitalize on our technologies. We may not be able to continue to do so in the future and future royalty and license revenue may decline.

Cost of product sales

     Cost of product sales increased $1.0 million to $13.9 million, or 25% of product sales in the three months ended March 31, 2004, from $12.9 million, or 30% of product sales, in the same period of the prior year. The $1.0 million increase in cost of sales is principally attributed to the volume increase in product sales, favorably impacted by lower manufacturing unit costs. Cost of product sales may fluctuate significantly in future periods based on changes in production volumes for both commercially approved products and products under development or in clinical trials. Cost of product sales are also affected by manufacturing efficiencies, allowances for scrap or obsolete materials, additional costs related to initial production quantities of new products after achieving FDA approval, and contractual adjustments, such as instrumentation costs, instrument service costs and royalties.

     Our gross profit margin on product sales increased to 75% in the three months ended March 31, 2004, from 70% in the same period of the prior year. The gross profit margin benefit was primarily due to lower unit costs on sales volume increases. Additionally, our margin benefited from certain manufacturing costs absorbed by research and development for the production of pre-commercial development lots.

     Effective January 1, 2004, our revenue sharing percentage with Chiron was decreased, from 47.5% to 45.75%. This change, combined with higher instrument costs, including the planned amortization of our capitalized software development costs (which we expect will begin in the second half of 2004) and related service costs attributed to the planned general commercial launch of our TIGRIS instrument, may result in lower future gross margin percentage levels compared to 2003. In addition, currently our non-military customers utilize pooled blood screening samples for testing. We anticipate that requirements for smaller pool sizes or ultimately individual donor testing, if and when implemented, could result in lower gross margin rates as additional tests would be required to deliver the sample results, unless a corresponding increase in sales pricing is implemented. We are not able to accurately predict the extent to which our gross margin may be affected as a result of smaller pool sizes or individual donor testing because we do not know the ultimate selling price that Chiron, our distributor, would charge to the end user if smaller pool sizes or individual donor testing is implemented.

Research and development

     Our research and development expenses include salaries and other personnel-related expenses, temporary personnel expenses, outside services, laboratory and manufacturing supplies, pre-commercial development lots and clinical evaluation trials. Research and development expenses increased $7.2 million to $18.4 million, or 24% of total revenues, in the three months ended March 31, 2004, from $11.2 million, or 24% of total revenues, in the same period of the prior year. The increase was primarily the result of a $2.9 million increase in the production of clinical lots for our WNV program, a $1.4 million increase in salaries and temporary labor resulting from higher staffing levels to support product development projects and a $0.9 million increase in expenses related to clinical trials for blood bank.

Marketing and sales

     Our marketing and sales expenses include personnel costs, promotional expenses, and outside services. Marketing and sales expenses increased $2.1 million to $6.8 million, or 9% of total revenues, in the three months ended March 31, 2004, from $4.7 million, or 10% of total revenues, in the same period of the prior year. The increase in expenses includes a $0.7 million increase in salaries, benefits and other personnel costs in our marketing and sales force to support increases in sales for our clinical diagnostic products, along with a $0.4 million increase for advertising and promotional costs related to the marketing of TIGRIS.

General and administrative

     Our general and administrative expenses include personnel costs for finance, legal, public relations, human resources and business development, as well as professional fees, such as expenses for legal, patents and auditing services. General and administrative expenses increased $2.7 million to $7.3 million, or 10% of total revenues, in the three months ended March 31, 2004, from $4.6 million, or 10% of total revenues, in the same period of the prior year. The increase includes a $0.8 million increase in salaries resulting from higher staffing levels, including expenses from our majority owned subsidiary, Molecular Light Technology Limited (acquired in August 2003), and a $1.1 million increase in patent and legal related expenses.

Total other income (expense)

     Other income (expense) generally consists of investment and interest income offset by interest expense on borrowing, minority interest, and other items. The net other income of $0.7 million in the three months ended March 31, 2004 represented a $0.2 million increase from the net other income of $0.5 million in the same period of the prior year. The increase was due to a $0.4 million increase in interest income from our short-term investments, a portion of which was from interest earned on Molecular Light Technology Limited investment balances, partially offset by an increase in minority and other interest expense of $0.2 million.

Income tax expense

     The expense for income taxes amounted to $11.1 million in the three months ended March 31, 2004, compared to $4.5 million in the same period of the prior year. The tax expense increase in 2004 was attributable to the pre-tax profit of $30.8 million for 2004, compared to $13.2 million in the prior year. The 2004 tax expense includes the benefit of Federal and state research and investment credits which reduced the combined Federal and state statutory tax rate of approximately 41% to the effective tax rate of 36% in 2004.

Liquidity and capital resources

     Historically, we have financed our operations through cash from operations, cash received from collaborative research agreements, royalty and license fees, the private placement of debt and cash from capital contributions. At March 31, 2004, we had $178.3 million of cash and cash equivalents and short-term investments.

     For the three months ended March 31, 2004, net cash provided by operating activities was $20.9 million. The increase was primarily the result of net income of $19.7 million, depreciation and amortization of $3.9 million and an $8.1 million increase to income taxes payable, partially offset by a $7.8 million increase in accounts receivable and a $5.1 million increase in inventory.

     Our investing activities, which used cash of $16.5 million for the three months ended March 31, 2004, consisted of purchases, net of proceeds of $11.2 million for short-term investments and $4.5 million for capital expenditures. Our expenditures for capital additions vary based on the stage of certain development projects and may increase in the future related to the timing of development of new product opportunities and to support expansion of our facilities in connection with those opportunities. The average age of our property, plant and equipment is approximately five years, which gives us flexibility in planning capital expenditures.

     Net cash provided by financing activities for the three months ended March 31, 2004, was the result of $5.4 million in proceeds from stock option exercises and purchases made through our Employee Stock Purchase Plan, or ESPP. Cash from financing activities will be affected by receipts from sales of stock under our ESPP and from the exercise of stock options. We expect fluctuations to occur throughout the year, as the amount and frequency of stock-related transactions are dependent upon the market performance of our common stock, together with other factors.

     We have an unsecured bank line of credit agreement with Wells Fargo Bank, N.A., which expires in July 2005, under which we may borrow up to $10.0 million, subject to a “borrowing base formula,” at the bank’s prime rate, or at LIBOR plus 1.0%. We have not taken advances against the line of credit since its inception. The line of credit agreement requires us to comply with various financial and restrictive covenants. Financial covenants include requirements as to tangible net worth, liabilities as a percentage of tangible net worth, the ratio of current assets to current liabilities, required minimum levels of earnings before interest, taxes, depreciation and amortization, the ratio of funded debt to earnings before interest, taxes, depreciation and amortization, and maximum levels of pre-tax and after tax losses. At December 31, 2003 and March 31, 2004, we were in compliance with all covenants and had no outstanding borrowings under this line of credit.

     In mid-2004, we expect to commence the construction of an additional building at our Genetic Center Drive location. This new building will consist of an approximately 291,000 square foot outside shell, with approximately 160,000 square feet built out with interior improvements. The additional space that will not initially be built out will allow for future expansion. The first phase of this project is estimated to take two years for completion and is currently estimated to cost approximately $45.0 million. These costs will be capitalized as incurred and depreciation will commence upon our completion and use, which is planned for early 2006.

     We plan to implement a new Enterprise Resource Planning, or ERP, software system effective in 2005, which is currently estimated to represent an approximate $6.5 to $8.0 million expenditure. The majority of these costs are expected to be incurred during 2004.

     Further, we expect to incur approximately $10.0 million to purchase TIGRIS instruments that will be added to our installed base during 2004.

Contractual obligations and commercial commitments

     In connection with the joint development of the Procleix HIV-1/HCV assay, and as a condition for Chiron’s agreement to pay for most of the clinical trial costs related to approval of that assay, we agreed to pay the costs related to the clinical trial for the next joint development project with Chiron. Our obligation is limited to the cost incurred for the previous joint clinical trial, which was approximately $4.1 million. As of March 31, 2004, we had incurred approximately $1.5 million of clinical trial expenses as a result of this obligation to Chiron and we anticipate these costs will continue through the end of 2005.

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

     We may from time to time consider the acquisition of businesses and/or technologies complementary to our business. We could require debt and/or equity financing if we were to engage in a material acquisition in the future. In August 2003, we filed a Form S-3 shelf registration statement with the SEC relating to the possible future sale of up to an aggregate of $150 million of debt or equity securities.

Risk Factors

     The following information sets forth facts that could cause our actual results to differ materially from those contained in forward-looking statements we have made in this Quarterly Report and those we may make from time to time.

Our quarterly revenue and operating results may vary significantly in future periods and our stock price may decline.

     Our operating results have fluctuated in the past and are likely to continue to do so in the future. Our revenues are unpredictable and may fluctuate due to changes in demand for our products, the timing of the execution of customer contracts and the initiation or termination of corporate collaboration agreements. A significant portion of our costs also can vary substantially between quarterly or annual reporting periods. For example, the total amount of research and development costs in a period often depends on the amount of research and development costs we incur in connection with manufacturing developmental lots and clinical trial lots. We incurred substantial costs of manufacturing these lots in 2003 and the first quarter of 2004 and will continue to incur expense through the remainder of 2004 and beyond as we seek FDA approval of our Procleix Ultrio assay and the WNV assay. Moreover, a variety of factors may affect our ability to make accurate forecasts regarding our operating results. For example, our blood screening products and some of our clinical diagnostic products, such as APTIMA Combo 2, have a relatively limited sales history, which limits our ability to project future sales accurately. Our share of revenue from commercial sales of assays that test for HCV under our blood screening collaboration with Chiron decreased to 45.75% of net revenues as of January 1, 2004, as a result of the recent amendment to our collaboration agreement with Chiron. In addition, we base our internal projections of our international sales on projections prepared by our distributors of these products. Because of all of these factors, our operating results in one or more future quarters may fail to meet or exceed financial guidance we may provide from time to time and the expectations of securities analysts or investors, which could cause our stock price to decline.

We are dependent on Chiron and other third parties for the distribution of some of our products. If any of our distributors terminates its relationship with us or fails to adequately perform, our product sales will suffer.

     We rely on Chiron to distribute our blood screening products and Bayer to distribute some of our viral clinical diagnostic products. Commercial product sales by Chiron accounted for 30% of our total revenues for the three months ended March 31, 2004 and 37% of our total revenues for 2003. Our agreements with Chiron and Bayer will terminate in 2010 unless extended. Both the Chiron and Bayer agreements can be extended by the development of new products under the agreements, in which case they will expire upon the later of the end of the original term or five years after the first commercial sale of the last new product developed during the original term.

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

Market demand for our new TIGRIS instrument may be difficult to predict. If we are unable to deliver and support the TIGRIS instrument, we may be unable to retain our existing customers and attract new customers.

     We believe the fully-automated TIGRIS instrument offers significant economic and technical advantages to customers. However, the TIGRIS instrument will be more expensive for customers to purchase or lease than our existing semi-automated instrument systems. The comparatively higher cost of this new instrument makes it difficult to accurately predict market demand. Because the commercial launch of the TIGRIS instrument is currently underway for use with our APTIMA Combo 2 assay, we do not have a history of TIGRIS instruments sales or leases on which to accurately base predictions of market demand.

     Additionally, diagnostic instruments as innovative and complex as the TIGRIS instrument may require frequent service during the period of their initial introduction. We expect to bear the expense of such service costs for most customers. We do not have a history of providing service for TIGRIS instruments and our service costs will depend upon the ultimate reliability of the instrument in the field.

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

     Historically, a limited number of customers has accounted for a significant portion of our total revenues, and we do not have any long-term commitments with these customers other than our collaboration agreement with Chiron. Our blood screening collaboration with Chiron accounted for 46% of our total revenues for the three months ended March 31, 2004 and 42% of our total revenues for 2003. Our blood screening collaboration with Chiron is largely dependent on two large customers in the United States, The American Red Cross and America’s Blood Centers, although we did not receive any revenues directly from those entities. Chiron was our only customer that accounted for greater than 10% of our total revenues for the three months ended March 31, 2004. In addition, Quest Diagnostics Incorporated, Laboratory Corporation of America Holdings and various state and city public health agencies accounted for an aggregate of 17% of our total revenues for the three months ended March 31, 2004 and 21% of our total revenues for 2003. Although state and city public health agencies are legally independent of each other, they tend to act similarly with respect to their product purchasing decisions. We anticipate that our operating results will continue to depend to a significant extent upon revenues from a small number of customers. The loss of any of our key customers, or a significant reduction in sales to those customers, could significantly reduce our revenues.

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

     We have been involved in a number of patent disputes with third parties, a number of which remain unresolved. Most recently, in February 2004, we filed a patent infringement action in the United States District Court for the Southern District of California alleging that Bayer’s bDNA nucleic acid tests for HIV and HCV infringe certain of our patents. In addition, we are in litigation with Enzo Biochem Inc. which claims that genetic sequences used in certain of our gonorrhea testing products infringe one of its patents. We are also in litigation with Vysis, Inc. regarding the validity of a Vysis’ patent that Vysis asserts covers the target capture technology that we employ in some of our amplified NAT assays.

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

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets,” which we adopted effective on January 1, 2002. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statement. As of March 31, 2004, we had goodwill and intangible assets valued at approximately $50.1 million, including $25.1 million of capitalized software relating to the TIGRIS instrument currently under development and $6.4 million of capitalized patents and purchased intangibles that have been included in “Other assets” on the face of the balance sheet. We performed our annual impairment tests of goodwill and indefinite lived intangible assets to determine if an impairment charge should be recognized under SFAS 142 and determined that there had been no impairments. In the future, we will continue to test for impairment at least annually. These tests may result in a determination that the assets have been impaired. If at any time we determine that an impairment has occurred, we will be required to reflect the impaired value as a charge, resulting in a reduction in earnings in the quarter such impairment is identified and a corresponding reduction in our net asset value. A material reduction in earnings resulting from such a charge could cause us to fail to be profitable in the period in which the charge is taken or otherwise to fail to meet the expectations of investors and securities analysts, which could cause the price of our stock to decline.

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

     In recent years, we have incurred significant costs in connection with the development of our blood screening products and the TIGRIS instrument. We expect our expense levels to remain high in connection with our research and development as we continue to expand our product offerings and continue to develop products and technologies in collaboration with our strategic partners. As a result, we will need to continue to generate significant revenues to maintain profitability. Although we expect our research and development expenses as a percentage of revenue to decrease in future years, we may not be able to generate revenues and may not maintain profitability in the future. Our failure to maintain profitability in the future would cause the market price of our common stock to decline.

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

If we or our contract manufacturers are unable to manufacture our products or our instrument products in compliance with regulatory requirements, in sufficient quantities, on a timely basis and at acceptable costs, or fail to develop new or replacement systems, our ability to sell our products will be harmed.

     We must manufacture our products in compliance with regulatory requirements, in sufficient quantities and on a timely basis, while maintaining product quality and acceptable manufacturing costs. Significant additional work will be required for scaling-up manufacturing of each new product prior to commercialization, and we may not successfully complete this work. Manufacturing and quality control problems have arisen and may arise as we attempt to scale-up our manufacturing of a new product, and we may not achieve scale-up in a timely manner or at a commercially reasonable cost, or at all. In addition, although we expect some of our newer products and products under development to share production attributes with our existing products, production of these newer products may require the development of new manufacturing technologies and expertise.

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

     We distribute instrument systems to be used by our customers in performing our diagnostic assays. These instruments systems have a limited life and may become obsolete over time. For example, our MultiProbe instruments that we have placed with our customers are no longer supported by the manufacturer, and new MultiProbe instruments are not available. In the future, we intend to develop an instrument to replace the MultiProbe for our lower volume customers. We continue to support our current MultiProbe instruments through our own inventories of parts and used instruments. If we are unable to develop or acquire new instrument systems to replace our existing systems as they become obsolete we may lose assay product sale revenues and our business may suffer.

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

     Sales of our products outside the United States accounted for 13% of our total revenues for both of the three months ended March 31, 2004 and for all of 2003. Sales by Chiron outside of the United States accounted for 37% of our international revenues for the three months ended March 31, 2004 and 58% of our international revenues for all of 2003. Chiron has responsibility for the international distribution of our blood screening products, which includes sales in France, Australia, Singapore, New Zealand, Italy and other countries. Our sales in France and Japan that were not made through Chiron accounted for 12% and 8%, respectively, of our international sales for the three months ended March 31, 2004 and 16% and 10%, respectively, for all of 2003.

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

     We are dependent on licenses from third parties for some of our key technologies. For example, our patented Transcription-Mediated Amplification technology is based on technology we have licensed from Stanford University and the chemiluminescence technology we use in our products is based on technology licensed by us and our consolidated subsidiary, Molecular Light Technology Limited, from the University of Wales College of Medicine. If our license with respect to any of these technologies is terminated for any reason, we will not be able to sell products that incorporate the technology. In addition, although our research staff seeks to discover particular nucleic acid sequences for targeted diseases, our ability to develop additional diagnostic tests for diseases may depend on the ability of third parties to discover particular sequences or markers and correlate them with disease, as well as the rate at which such discoveries are made. Likewise, our ability to design products that target these diseases may be based on our ability to obtain the necessary rights from third parties who make any of these discoveries. In addition, there are a finite number of diseases and conditions for which our NAT assays may be economically viable. If we are unable to obtain access to new technologies or the rights to particular sequences or markers necessary for additional diagnostic products on commercially reasonable terms, we may be limited in our ability to develop new diagnostic products.

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

In addition, because we have not chosen to be exempt from Section 203 of the Delaware General Corporation Law, this provision could also delay or prevent a change of control that you may favor. Section 203 provides that, subject to limited exceptions, persons that acquire, or are affiliated with a person that acquires, more than 15% of the outstanding voting stock of a Delaware corporation shall not engage in any business combination with that corporation, including by merger, consolidation or acquisitions of additional shares, for a three-year period following the date on which that person or its affiliate crosses the 15% stock ownership threshold.

     We also adopted a rights plan that could discourage, delay or prevent an acquisition of us under certain circumstances. The rights plan provides for preferred stock purchase rights attached to each share of our common stock, which will cause substantial dilution to a person or group acquiring 15% or more of our stock if the acquisition is not approved by our Board of Directors.

     Our Board of Directors has approved and we have solicited that our stockholders’ approve an amendment to our Amended and Restated Certificate of Incorporation to increase our authorized number of shares of common stock from 100,000,000 shares to 200,000,000 shares. If this proposal is approved by our stockholders’ at the Annual Meeting of Stockholders to be held on May 28, 2004, the additional shares of common stock may be used for various purposes without further stockholder approval. These purposes may include: effecting additional stock dividends; raising capital; providing equity incentives to employees, officers or directors; establishing strategic relationships with other companies; expanding the company’s business or product lines through the acquisition of other businesses or products; and other purposes. Although the proposal to increase the authorized common stock has been prompted by business and financial consideration and not by the threat of any hostile takeover attempt (nor is the Board currently aware of any such attempts directed as us), nevertheless, the availability of these shares could facilitate future efforts by us to deter or prevent changes in control, including transactions in which the stockholders might otherwise receive a premium for their shares over then current market prices.

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

Future changes in financial accounting standards or practices or existing taxation rules or practices may cause adverse unexpected financial reporting fluctuations and affect our reported results of operations.

     A change in accounting standards or practices or a change in existing taxation rules or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and taxation rules and varying interpretations of accounting pronouncements and taxation practice have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, any changes requiring that we record compensation expense in the statement of operations for employee stock options using the fair value method or changes in existing taxation rules related to stock options could have a significant negative effect on our reported results. Several agencies and entities are considering, and the Financial Accounting Standards Board has announced, proposals to change generally accepted accounting principles in the United States that, if implemented, would require us to record charges to earnings for employee stock option grants. This pending requirement would negatively impact our earnings. For example, recording a charge for employee stock options under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” would have reduced our net income by $1.9 million and $0.2 million for the three months ended March 31, 2004 and 2003, respectively.

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

     We are exposed to foreign exchange risk for expenditures in certain foreign countries, but the total receivables and payables denominated in foreign currencies at March 31, 2004 were not material. We believe that our business operations are not exposed to market risk relating to commodity price risk.

Item 4. Controls and Procedures

     As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the quarter ended March 31, 2004.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     A description of our material pending legal proceedings is disclosed in Note 9 (“Litigation”) of the Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of this report and is incorporated by reference herein. See “Notes to Condensed Consolidated Financial Statement – Note 9 – Litigation.” We are also engaged in other legal actions arising in the ordinary course of our business and believe that the ultimate outcome of these actions will not have a material adverse effect on our business, financial condition or results of operations. However, due to the uncertainties inherent in litigation, no assurance can be given as to the outcome of these proceedings. If any of these matters were resolved in a manner unfavorable to us, our business, financial condition and results of operations would be harmed.

Item 6. Exhibits and Report on Form 8-K

a) Exhibits

Exhibit
Number	Description
3.1(1)	Form of Amended and Restated Certificate of Incorporation of Gen-Probe Incorporated.

3.2(1)	Form of Amended and Restated Bylaws of Gen-Probe Incorporated.

4.1(1)	Specimen common stock certificate.

4.2(2)	Rights Agreement, dated as of September 16, 2002, between Gen-Probe Incorporated and Mellon Investor Services LLC, which includes the form of Certificate of Designations of the Series A Junior Participating Preferred Stock of Gen-Probe Incorporated as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C.

4.3(3)	First Amendment to Rights Agreement, dated October 9, 2002, between Gen-Probe Incorporated and Mellon Investor Services LLC.

4.4(4)	Second Amendment to Rights Agreement, dated November 20, 2003.

10.67 †	2000 Equity Participation Plan of Gen-Probe Incorporated.

10.68 †	The 2002 New Hire Stock Option Plan of Gen-Probe Incorporated.

10.69 †	The 2003 Incentive Award Plan of Gen-Probe Incorporated, as amended.

10.70 †	Gen-Probe Incorporated Employee Stock Purchase Plan.

31.1 †	Certification dated May 10, 2004, of Principal Executive Officer required pursuant to 18 USC. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 †	Certification dated May 10, 2004, of Principal Financial Officer required pursuant to 18 USC. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 †	Certification dated May 10, 2004, of Principal Executive Officer required pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 †	Certification dated May 10, 2004, of Principal Financial Officer required pursuant to 18 USC. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith.

(1)	Incorporated by reference to Gen-Probe’s Amendment No. 2 to Registration Statement on Form 10 filed with the SEC on August 14, 2002.

(2)	Incorporated by reference to Gen-Probe’s Report on Form 8-K filed with the SEC on September 17, 2002.

(3)	Incorporated by reference to Gen-Probe’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2002.

(4)	Incorporated by reference to Gen-Probe’s Report on Form 8-K filed with the SEC on November 21, 2003.

(b)	Reports on Form 8-K

On February 12, 2004, we filed a report on Form 8-K dated February 12, 2004 relating to the results of our fourth fiscal quarter and year ended December 31, 2003. Under the Form 8-K, we furnished (not filed) pursuant to Item 12 under Item 7 the press release entitled “Gen-Probe Reports Strong Financial Results for Fourth Quarter and Full Year 2003” relating to the results of our fourth fiscal quarter and year ended December 31, 2003, which furnished press release included our consolidated balance sheet as of December 31, 2002 and December 31, 2003 and our unaudited consolidated statement of income for the three months ended December 31, 2002 and 2003 and audited consolidated statement of income for the year ended December 31, 2002 and 2003.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 10, 2004	By: /s/ Henry L. Nordhoff

Henry L. Nordhoff
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

DATE: May 10, 2004	By: /s/ Herm Rosenman

Herm Rosenman
Vice President - Finance and Chief Financial Officer
(Principal Financial Officer
and Principal Accounting Officer)