Form 10-Q
period 2004-06-30
GEN PROBE INC
filed 2004-08-09
CIK 820237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[✓]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 0-21872

GEN-PROBE INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0044608 (I.R.S. Employer Identification Number)

10210 Genetic Center Drive
San Diego, CA 92121
(Address of principal executive offices)

(858) 410-8000
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

     As of July 30, 2004, there were 49,604,009 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

GEN-PROBE INCORPORATED

FORM 10-Q

Page
PART I
Item 1. Financial Statements	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3. Quantitative and Qualitative Disclosures about Market Risk	33
Item 4. Controls and Procedures	33
PART II	34
Item 1. Legal Proceedings	34
Item 4. Submission of Matters to a Vote of Security Holders	34
Item 6. Exhibits and Reports on Form 8-K	34
SIGNATURES	37
CERTIFICATIONS
EXHIBIT 3.3
Exhibit-3.4
EXHIBIT 10.71
EXHIBIT 10.72
EXHIBIT 10.73
EXHIBIT 10.74
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

Item 1. Financial Statements

GEN-PROBE INCORPORATED

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30,	December 31,
	2004	2003
	(unaudited)
Current assets:
Cash and cash equivalents	$27,952	$35,973
Short-term investments	164,841	120,333
Trade accounts receivable, net of allowance for doubtful accounts of $714 and $717 at June 30, 2004 and December 31, 2003, respectively	17,827	15,158
Accounts receivable — other	6,939	2,555
Inventories	27,649	15,096
Deferred income taxes	9,490	10,979
Prepaid expenses and other current assets	11,480	8,783

Total current assets	266,178	208,877
Property, plant and equipment, net	67,063	65,478
Capitalized software, net	24,723	24,872
Goodwill	18,621	18,621
Other assets	6,397	6,893

Total assets	$382,982	$324,741

Current liabilities:
Accounts payable	10,825	9,250
Accrued salaries and employee benefits	10,579	11,670
Other accrued expenses	5,317	6,085
Income taxes payable	14,218	6,191
Deferred revenue	10,775	6,681

Total current liabilities	51,714	39,877
Deferred income taxes	6,926	6,850
Deferred revenue	5,333	5,667
Deferred rent	313	323
Minority interest	2,013	1,649
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.0001 par value per share; 20,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.0001 par value per share; 200,000,000 shares authorized, 49,590,728 and 48,721,560 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	5	5
Additional paid-in capital	228,019	212,586
Deferred compensation	(1,283)	(538)
Accumulated other comprehensive income	474	343
Retained earnings	89,468	57,979

Total stockholders’ equity	316,683	270,375

Total liabilities and stockholders’ equity	$382,982	$324,741

See accompanying notes to consolidated financial statements.

GEN-PROBE INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenues:
Product sales	$52,600	$46,299	$107,630	$89,919
Collaborative research revenue	7,007	3,840	13,738	5,737
Royalty and license revenue	1,618	543	16,343	1,194

Total revenues	61,225	50,682	137,711	96,850
Operating expenses:
Cost of product sales	13,164	11,055	27,028	23,974
Research and development	15,896	16,422	34,315	27,655
Marketing and sales	6,578	5,892	13,390	10,547
General and administrative	7,476	5,391	14,759	10,017

Total operating expenses	43,114	38,760	89,492	72,193

Income from operations	18,111	11,922	48,219	24,657
Other income (expense):
Minority interest	(83)	—	(179)	—
Interest income	186	426	1,026	883
Interest expense	(4)	(29)	(13)	(43)
Other income (expense), net	(78)	59	(136)	66

Total other income (expense)	21	456	698	906

Income before income taxes	18,132	12,378	48,917	25,563
Income tax expense	6,371	4,229	17,428	8,760

Net income	$11,761	$8,149	$31,489	$16,803

Net income per share(1):
Basic	$0.24	$0.17	$0.64	$0.35

Diluted	$0.23	$0.17	$0.62	$0.35

Weighted average shares outstanding(1):
Basic	49,302	47,650	49,103	47,624

Diluted	51,402	48,466	51,200	48,059

(1)           All share and per share amounts reflect the 2-for-1 stock split implemented as a 100% stock dividend in September 2003.

See accompanying notes to consolidated financial statements.

GEN-PROBE INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended
	June 30,
	2004	2003

Operating activities
Net income	$31,489	$16,803
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,361	7,922
Stock compensation charges	199	—
Loss on disposal of property and equipment	27	58
Deferred rent	(10)	1
Stock option income tax benefits	2,220	—
Deferred revenue	3,760	1,789
Deferred income taxes	1,662	153
Minority interest	249	—
Changes in assets and liabilities:
Accounts receivable	(6,460)	(2,423)
Inventories	(12,546)	(39)
Prepaid expenses and other current assets	(2,696)	(2,244)
Accounts payable	1,565	(989)
Accrued salaries and employee benefits	(1,091)	(740)
Other accrued expenses	(1,412)	(71)
Income taxes payable	8,066	(1,597)

Net cash provided by operating activities	33,383	18,623

Investing activities
Proceeds from sales and maturities of short-term investments	108,958	22,729
Purchases of short-term investments	(153,173)	(40,663)
Purchases of property, plant and equipment	(8,824)	(6,143)
Capitalization of software development costs	(270)	(983)
Capitalization of patent costs	(284)	(298)
Other assets	(394)	(90)

Net cash used in investing activities	(53,987)	(25,448)

Financing activities
Proceeds from issuance of common stock	12,269	1,964

Net cash provided by financing activities	12,269	1,964

Effect of exchange rate changes on cash	314	—
Net increase (decrease) in cash and cash equivalents	(8,021)	(4,861)
Cash and cash equivalents at the beginning of the period	35,973	43,118

Cash and cash equivalents at the end of the period	27,952	38,257

Supplemental disclosure of cash flow information:
Cash paid (received) for:
Interest	$9	$37

Income taxes	$6,587	$10,241

See accompanying notes to consolidated financial statements.

Notes to the Consolidated Financial Statements (unaudited)

Note 1 — Basis of presentation

     The accompanying interim consolidated financial statements of Gen-Probe Incorporated (“Gen-Probe” or the “Company”) at June 30, 2004, and for the three and six month periods ended June 30, 2004 and 2003, are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management’s opinion, the unaudited financial statements include all adjustments, consisting only of normal recurring accruals, necessary to state fairly the financial information therein, in accordance with generally accepted accounting principles. Interim results are not necessarily indicative of the results which may be reported for any other interim period or for the year ending December 31, 2004.

     These unaudited consolidated financial statements and footnotes thereto should be read in conjunction with the audited financial statements and footnotes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Note 2 — Reporting periods

     The Company operates and reports on fiscal periods ending on the Friday closest to the end of the month except for year-end, which closes December 31. For ease of presentation, the quarterly reporting periods are deemed to end on March 31, June 30 and September 30. The three months ended March 31, 2004 and six months ended June 30, 2004 included three more business days compared to the same periods in the prior year.

Note 3 — Summary of significant accounting policies

Principles of consolidation

     The consolidated financial statements of the Company include the accounts of the Company and its subsidiaries, Gen-Probe Sales and Services, Inc., Gen-Probe Canada, Inc., Gen-Probe UK Limited and Molecular Light Technology Limited and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Use of estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. These estimates include assessing the collectibility of accounts receivable and the valuation of inventories and long-lived assets. Actual results could differ from those estimates.

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

Note 4 — Stock-based compensation

     In June 2004, the Company granted 20,000 shares of restricted common stock to its chief executive officer under the 2003 Incentive Award Plan of Gen-Probe Incorporated (the “2003 Plan”), resulting in deferred compensation of $839,000 associated with this grant. The deferred compensation is being amortized to expense over the vesting period of the restricted stock.

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

     Pro forma information regarding net income is required to be disclosed in interim financial statements by Statement of Accounting Standards (“SFAS”) No. 148, and has been determined as if the Company had accounted for its employee stock options and employee stock purchase plan under the fair value method of SFAS No. 123. The fair value for employee stock options was estimated at the dates of grant using the minimum value option pricing model from the stock option plan inception date in 2000 through September 15, 2002 and the Black-Scholes pricing model for all option grants made subsequent to that date. The following weighted average assumptions were used:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Risk free interest rate	3.60%	2.27%	3.19%	2.38%
Dividend yield	0%	0%	0%	0%
Volatility factor	64%	50%	66%	50%
Expected life (in years)	4	4	4	4
Resulting average fair value	$20.68	$6.70	$18.64	$6.24

     The fair value of each purchase right issued under the Company’s Employee Stock Purchase Plan (“ESPP”) for the three and six month periods ended June 30, 2004 and 2003 was estimated on the date of grant using the Black-Scholes pricing model. The following weighted average assumptions were used:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Risk free interest rate	1.0%	1.0%	1.0%	1.0%
Dividend yield	0%	0%	0%	0%
Volatility factor	66%	54%	59%	54%
Expected life (in years)	.50	.20	.50	.20
Resulting average fair value	$6.33	$1.80	$5.46	$1.80

     Had compensation expense for stock-based compensation plans been determined based on the fair value method prescribed under SFAS No. 123, the Company’s net income and net income per share would have been as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income:
As reported	$11,761	$8,149	$31,489	$16,803
Stock-based employee compensation expense included in reported net income, net of related tax effects	33	—	55	—
Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,397)	(234)	(4,289)	(418)

Pro forma net income	$9,397	$7,915	$27,255	$16,385

Net income per share:
As reported
Basic	$0.24	$0.17	$0.64	$0.35
Diluted	$0.23	$0.17	$0.62	$0.35
Pro forma
Basic	$0.19	$0.17	$0.56	$0.34
Diluted	$0.18	$0.16	$0.53	$0.34

     The pro forma effects on net income for the three and six month periods ended June 30, 2004 and 2003 are not likely to be representative of the effects on reported net income in future years. In management’s opinion, existing stock option valuation models do not provide a reliable single measure of the fair value of employee stock options that have vesting provisions and are not transferable. In addition, option valuation models require the input of highly subjective assumptions, and changes in such subjective assumptions can materially affect the fair value estimate of employee stock options.

Note 5 — Net income per share

     The Company computes net income per share in accordance with SFAS No. 128, “Earnings Per Share,” and SEC Staff Accounting Bulletin (“SAB”) No. 98. Basic net income per share is computed based on the weighted average number of common shares outstanding during the period. Diluted net income per share is computed based on the weighted average number of shares of common stock and other dilutive securities outstanding during the period. Under the provisions of SAB No. 98, common shares issued for nominal consideration, if any, would be included in the per share calculations as if they were outstanding for all periods presented.

     The following table sets forth the computation of net income per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income	$11,761	$8,149	$31,489	$16,803

Weighted average shares outstanding — Basic	49,302	47,650	49,103	47,624
Effect of dilutive common stock options outstanding	2,100	816	2,097	435

Weighted average shares outstanding — Diluted	51,402	48,466	51,200	48,059
Net income per share:
Basic	$0.24	$0.17	$0.64	$0.35

Diluted	$0.23	$0.17	$0.62	$0.35

     Dilutive securities include common stock options subject to vesting and unvested restricted stock. Potentially dilutive securities totaling 225,636 and 135,564 for the three months ended June 30, 2004 and 2003, and 307,086 and 179,200 shares for the six months ended June 30, 2004 and 2003, respectively, were excluded from the calculation of diluted earnings per share because of their anti-dilutive effect.

Note 6 — Comprehensive income

     Comprehensive income is comprised of net income and other comprehensive income (loss), which includes certain changes in stockholders’ equity such as foreign currency translation of our majority owned subsidiary’s financial statements and unrealized gains and losses on our available for sale securities.

     Components of comprehensive income, net of income taxes, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income	$11,761	$8,149	$31,489	$16,803

Foreign currency translation adjustment	(412)	—	504	—
Change in unrealized gain (loss) on investments	(196)	150	(373)	206

Comprehensive income	$11,153	$8,299	$31,620	$17,009

Note 7 — Inventories

     Net inventories are comprised of the following (in thousands):

	June 30,	December 31,
	2004	2003
Raw materials	$7,540	$5,874
Work in progress	6,569	3,118
Finished goods	13,540	6,104

	$27,649	$15,096

Note 8 — Stockholders’ equity

Number of authorized shares of common stock

     On September 5, 2003, the Company’s Board of Directors authorized a two-for-one stock split implemented as a 100% stock dividend, effective September 30, 2003 for holders of record as of September 16, 2003 (the “Stock Split”). As a result of the Stock Split by stock dividend, the number of outstanding shares of the Company’s common stock and the number of shares of the Company’s common stock reserved under its equity compensation plans was doubled. On May 28, 2004, the Company’s stockholders approved an increase in the authorized number of shares of common stock under the Company’s Certificate of Incorporation from 100,000,000 to 200,000,000 shares.

Common stock

     During the three and six months ended June 30, 2004, 514,118 and 809,647 options, respectively to purchase shares of the Company’s common stock were exercised by Gen-Probe employees at a weighted average exercise price of $13.42 and $13.22, respectively. The Company also issued 719 and 2,804 shares of restricted common stock at fair market value during the three and six months ended June 30, 2004, respectively to members of the Board of Directors as partial consideration for services rendered, resulting in an expense totaling $34,023 and $106,535, respectively, which was equal to the fair market value on the date of grants. Further, employees purchased 56,717 shares of the Company’s common stock at an average purchase price of $26.92 per share during the six months ended June 30, 2004, pursuant to the Company’s ESPP.

Note 9 – Litigation

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

Enzo Biochem, Inc.

     In June 1999, the Company was sued by Enzo Biochem, Inc. in the United States District Court for the Southern District of New York. Enzo alleged that the Company and its former affiliates, as well as Becton Dickinson and bioMérieux, have willfully infringed United States patent no. 4,900,659, or the ” ‘659 patent,” through the manufacture and sale of products for the diagnosis of gonorrhea. The Company’s former affiliates and bioMérieux have been dismissed from the case by Enzo. The Company and Becton Dickinson remain as defendants. Enzo asserted a damage claim based on a contention that Enzo was entitled to a reasonable royalty on all sales of Gen-Probe products for the detection of Neisseria gonorrhoeae bacteria from June 1993 through trial. Revenues from tests for the detection of Neisseria gonorrhoeae have constituted a significant portion of Gen-Probe’s revenues during the relevant period. The Company believes that the claims of the ‘659 patent are invalid, unenforceable and may not be properly interpreted to cover its products. On July 27, 2004, the Court granted summary judgment in favor of the defendants and against Enzo, holding that the ‘659 patent is invalid based on an on-sale doctrine. Enzo has indicated that it plans to appeal the summary judgment to the United States Court of

Appeals for the Federal Circuit. The Company intends to vigorously defend the lawsuit. However, there can be no assurance that the case will be resolved in the Company’s favor.

Vysis, Inc.

     In December 1999, the Company initiated litigation in the United States District Court for the Southern District of California against Vysis, now a subsidiary of Abbott Laboratories, seeking a declaratory judgment that the Company’s products were not covered by a Vysis patent that is the subject of a license granted by Vysis in favor of the Company and that the patent is invalid and unenforceable. In August 2002, following a jury trial, the District Court entered judgment in the Company’s favor, finding the Vysis patent invalid and finding that the patent does not cover Gen-Probe’s products. On September 3, 2002, Vysis filed a notice of appeal with the District Court. Further, on October 22, 2002 while Vysis’ appeal was pending, the United States Patent & Trademark Office reissued the Vysis patent with amended claims. On October 22, 2002, the Company filed a second lawsuit in District Court to challenge the validity and scope of the reissued patent. On March 5, 2004, the Court of Appeals vacated the District Court’s August 2002 judgement in favor of the Company and directed the District Court to dismiss the case on the ground of lack of subject matter jurisdiction. The Company’s petition for rehearing and rehearing en banc (with the participation of all the judges) was denied by the Federal Circuit. In accordance with the denial, on July 14, 2004, the District Court dismissed the action with prejudice. The Company intends to file a petition for review by the United States Supreme Court of the lower court’s decision. There can be no assurances as to the final outcome of this litigation. The Company has at all times maintained the license with Vysis in full force and continued to make royalty payments under the license, pending final resolution of the litigation.

Bayer Corporation

     In November 2002, the Company filed a demand for arbitration against Bayer Corporation, or Bayer, in the Judicial Arbitration & Mediation Services, Inc., or JAMS, office in San Diego, California related to the Company’s collaboration with Bayer for nucleic acid diagnostic tests for viral organisms. Under the terms of the collaboration agreement, Bayer acquired the exclusive right to distribute nucleic acid diagnostic tests designed and developed by Gen-Probe for the detection of HIV, hepatitis viruses and other specified viruses, subject to certain conditions. Gen-Probe’s demand for arbitration states that Bayer has failed to fulfill the conditions required to maintain exclusive distribution rights. The arbitration demand seeks confirmation that the agreement grants Gen-Probe, in the present circumstances, a co-exclusive right to directly distribute the viral diagnostic tests that are the subject of the agreement. Gen-Probe’s arbitration demand also seeks money damages due to Bayer’s failure to use commercially reasonable efforts to promote, market and sell viral diagnostic assays developed by Gen-Probe. In November 2003, Bayer filed a counterclaim for money damages based on alleged delays in the development of the TIGRIS system, alleged delays in the development of certain assays, and other claims. Bayer Healthcare LLC has also been added as a respondent and counterclaimant. The matter has been set for hearing beginning September 13, 2004. There can be no assurances as to the final outcome of the arbitration.

     On March 17, 2004, the Company filed a patent infringement action in the United States District Court for the Southern District of California against Bayer Corporation and Bayer Healthcare LLC, alleging that Bayer’s bDNA nucleic acid tests for HIV and HCV infringe Gen-Probe’s U.S. patent no. 5,955,261, entitled “Method for Detecting the Presence of Group-Specific Viral mRNA in a Sample.” Bayer’s bDNA tests are not covered by the collaboration agreement between the companies. Bayer has denied the allegations of infringement and alleged that the patent is invalid or unenforceable. No trial date has been set. There can be no assurances as to the final outcome of the litigation.

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

     The following information should be read in conjunction with our June 30, 2004 consolidated financial statements and related notes thereto and with our consolidated financial statements and notes thereto for the year ended December 31, 2003 and the related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2003. We also urge you to review and consider our disclosures describing various risks that may affect our business, which are set forth under the heading “Risk Factors” in this report and in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

     In September 2002, our common stock began trading on the Nasdaq National Market immediately after our former parent company, Chugai Pharmaceutical Co., Ltd. distributed all of its shares of our common stock to its shareholders. Since our spin-off into an independent, publicly traded company, we have achieved strong growth in both revenues and earnings due principally to the success of our blood screening products which are used to detect the presence of human immunodeficiency virus (type 1), or HIV-1, and hepatitis C virus, or HCV. Under our collaboration agreement with Chiron Corporation, or Chiron, we are responsible for the research, development, regulatory process and manufacturing of our blood screening products, while Chiron is responsible for marketing, sales, distribution and service.

     During the three and six months ended June 30, 2004, we achieved strong financial results. Net income for the six month period ended June 30, 2004 was $31.5 million ($0.62 per diluted share), compared to $16.8 million ($0.35 per diluted share) in the same period of the prior year, an increase of 77% per diluted share. Total revenues for the six month period ended June 30, 2004 were $137.7 million, compared to $96.9 million in the same period of the prior year, an increase of 42%. Product sales for the period ended June 30, 2004 were $107.6 million, compared to $89.9 million in the same period of the prior year, an increase of 20%. During the six month period ended June 30, 2004, net income and total revenues included a contract milestone with Chiron and a license fee earned in connection with our cross-licensing agreement with Tosoh Corporation, or Tosoh. These amounts added approximately $0.17 to diluted earnings per share and $13.5 million to revenues.

Recent Events

     The launch of the Tigris system was slower than expected early in the year, but picked up speed in the second quarter. Between assay revenues and instrument sales, we remain on track to achieve $5 million or more in TIGRIS-related revenue this year.

     Clinical trials of the Procleix Ultrio blood screening assay on both the semi-automated and TIGRIS systems have been completed on schedule. Gen-Probe remains on track to file a Biologics License Application (BLA) for the assay in the third quarter of 2004.

     The pivotal clinical trial of the Procleix WNV assay began on schedule in July 2004, and we remain on track to file a BLA for the assay in the first quarter of 2005. So far this mosquito season, the assay has intercepted 42 confirmed West Nile virus, or WNV, infected blood donations in nine states through ongoing screening under an Investigational New Drug, or IND. In addition, Gen-Probe expects to begin IND testing of the Procleix WNV assay on the fully automated TIGRIS system in August.

     We successfully completed the process of transferring DiagnoCure’s first-generation assay for prostate cancer detection onto our APTIMA technology platform, and development work is proceeding well.

     We have completed clinical trials to evaluate APTIMA Combo 2 to test for Chlamydia trachomatis and Neisseria gonorrhoeae from both Cytyc Corporation’s and TriPath Imaging Inc.’s liquid Pap transport media. The Pap test remains the most widely used screening test in the United States for the early detection of cervical cancer. Approximately 50 million Pap tests are performed annually in the United States, 80% of which are liquid-based. Testing for Chlamydia trachomatis and Neisseria gonorrhoeae from the liquid Pap medium would offer patients, physicians and laboratories convenient testing for several diseases from one sample, and further differentiate the superior performance of APTIMA Combo 2 in the widest range of specimen types. We intend to file for United States regulatory clearance later this year.

     In December 2003, we signed a cross-licensing agreement with Tosoh, effective January 1, 2004, for certain NAT technologies in clinical diagnostics and other related fields. Under the agreement, we earned a $7.0 million license fee during the three months ended March 31, 2004.

     In January 2004, we began United States clinical trials of the Procleix Ultrio assay on the fully automated, high-throughput TIGRIS instrument system, triggering a $6.5 million contract milestone payment from Chiron that we recognized during the three months ended March 31, 2004. During January 2004, the Procleix Ultrio assay, running on our semi-automated instrument system, received its

Community European, or CE, mark, which permitted Chiron to launch the product in the European Economic Area.

Revenues

     We derive revenues from three primary sources: product sales, collaborative research revenue and royalty and license revenue. The majority of our revenues come from product sales, which consist primarily of sales of our NAT assays tested on the proprietary instruments that serve as the analytical platform for our assays. We recognize as collaborative research revenue payments we receive from Chiron for the products we provided under our collaboration agreements with Chiron prior to their regulatory approval and the payments we receive from Chiron, Bayer Corporation, or Bayer, and other collaboration partners, including the National Institutes of Health, or NIH, for research and development activities. Our royalty and license revenues reflect fees paid to us by third parties for the use of our proprietary technology. For the six months ended June 30, 2004, product sales, collaborative research revenues, and royalty and license revenues equaled 78%, 10% and 12%, respectively, of our total revenues of $137.7 million. For the same period in the prior year, product sales, collaborative research revenues, and royalty and license revenues, equaled 93%, 6% and 1%, respectively, of our total revenues of $96.9 million.

Product sales

     Our primary source of revenue is the sale of clinical diagnostic products in the United States, which include our APTIMA Combo 2, PACE 2, AccuProbe and Amplified Mycobacterium Tuberculosis Direct Test product lines. During the six months ended June 30, 2004, we shipped approximately 10.8 million tests for the diagnosis of a wide variety of infectious microorganisms, including those causing sexually transmitted diseases, or STDs, tuberculosis, strep throat, pneumonia and fungal infections. The principal customers for our clinical diagnostics products include large reference laboratories, public health laboratories and hospitals located in North America, Europe and Japan.

     Since 1999, we have supplied NAT assays for use in screening blood donations intended for transfusion. Our first blood screening assay detects HIV-1 and HCV in donated human blood. Our blood screening assays and instruments are marketed through our collaboration with Chiron under the Procleix and Ultrio trademarks. We recognize product sales from the manufacture and shipment of tests for screening donated blood, through our collaboration with Chiron, to blood bank facilities located in the countries where our products have obtained governmental approvals at a contractual transfer price. Blood screening product sales are then adjusted monthly corresponding to Chiron’s payment to us of amounts reflecting our ultimate share of net revenue from sales by Chiron to the end user, less the transfer price revenues previously recorded. Net sales are ultimately equal to the sales of the assays by Chiron to third-parties, less freight, duty and certain other adjustments specified in our agreement with Chiron, multiplied by our share of the net revenue, which was 43.0% with respect to sales of assays that include a test for HCV beginning the second quarter of 2002 upon implementation of commercial pricing, through April 6, 2003, after which our share of net revenues from sales of assays that include a test for HCV was adjusted to 47.5%. Effective January 1, 2004, our share of net revenues from commercial sales of assays that include a test for HCV was permanently changed to 45.75% under our agreement with Chiron. With respect to commercial sales of blood screening assays under our collaboration with Chiron that do not include a test for HCV, such as possible future commercial tests for WNV, we will continue to receive reimbursement for our manufacturing costs plus 50% of net revenues. Our costs related to these products primarily include manufacturing costs.

Collaborative research revenue

     We have developed a NAT assay to detect HIV-1 and HCV in donated human blood and have also developed a semi-automated instrument system to conduct the test. These assays and instruments are marketed through our collaboration with Chiron under the Procleix name. In February 2002, the Food and Drug Administration, or FDA, approved the Procleix HIV-1/HCV assays.

     In March 2003, we signed a definitive agreement with Chiron for the development and commercialization of the Procleix Ultrio assay. For the six month periods ended June 30, 2004 and 2003, we recognized $1.3 million and $2.8 million, respectively in reimbursements for expenses incurred related to the development of this assay. In January 2004, we commenced clinical trials of the Procleix Ultrio assay in the United States on our TIGRIS instrument. We have also developed a NAT assay to detect WNV, which is currently being used in clinical trials under an IND application. We expect to receive further reimbursement for certain costs incurred during the development of the Procleix Ultrio and WNV assays from Chiron and separately from the National Heart, Lung, and Blood Institute, a part of the NIH.

     We have recorded revenues related to use of our blood screening products in the United States and other countries in which the products have not received regulatory approval as collaborative research revenue, because price restrictions applied to these products prior to FDA license approval in the United States and similar approvals in foreign countries. For the six months ended June 30, 2004, we recognized $9.2 million in collaborative research revenue through our collaboration with Chiron from deliveries of WNV tests on a “cost recovery” basis. We expect to continue recognizing these sales as collaborative research revenue until FDA approval has been received, although there is no guarantee we ultimately will receive FDA approval.

     Since 1996, we have been awarded contracts aggregating approximately $28.2 million by the NIH to develop NAT assays for screening donated blood for HIV-1, HCV, hepatitis B virus, or HBV, and WNV. To date, all payments due to us under these reimbursement contracts have been received and have been recorded as collaborative research revenues as reimbursable costs were incurred. As of June 30, 2004, the Company had approximately $0.2 million in reimbursements remaining under this contract, which will be recognized during the third quarter of 2004 as expenses are incurred.

     We recognize collaborative research revenue over the term of our strategic alliance agreement with Chiron as reimbursable costs are incurred. The costs associated with the reported collaborative research revenue are reflected in our statements of income under the captions “Research and development,” “Marketing and sales” and “General and administrative,” based on the nature of the costs. We do not separately track the costs applicable to the blood screening development collaboration with Chiron and, therefore, are not able to quantify the direct costs associated with the collaborative research revenue.

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

     In December 2003, we entered into an agreement with Tosoh to cross-license intellectual property covering certain NAT technologies. The licenses, which were effective January 1, 2004, cover products in clinical diagnostics and other related fields. Under the agreement, Tosoh received non-exclusive rights to our proprietary Transcription-Mediated Amplification, or TMA, and rRNA technologies in exchange for two payments totaling $7.0 million, which was recognized as revenue in the first quarter of 2004. Additionally, Tosoh will pay us royalties on worldwide sales of any future products that employ our technologies licensed by Tosoh. We will gain access, in exchange for the payment of royalties, to Tosoh’s patented Transcription Reverse-Transcription Concerted, or TRC, amplification and Intercalation Activating Fluorescence, or INAF, detection technologies for use with our real time TMA technology.

     Under the strategic alliance agreement we entered into with Chiron in June 1998, we have responsibility for research, development and manufacturing of the blood screening products covered by the agreement, while Chiron has responsibility for marketing, distribution and service of the blood screening products worldwide. During the first quarter of 2004, the Company recognized as royalty and license revenue, a $6.5 million milestone payment, as the Company began clinical trial tests of the Procleix Ultrio assay on the TIGRIS instrument in the United States. Additional payments of up to $10.0 million are due to us in the future under the agreement if we achieve certain other specified milestones relating to the development of the TIGRIS instrument. There is no guarantee we will receive any additional milestone payments under this agreement.

     Royalty and license revenue may fluctuate in the future based on the nature of the related agreements and the timing of receipt of license fees and achievement of research and development milestones. Results in any one period are not necessarily indicative of results to be achieved in the future. In addition, our ability to generate additional royalty and license revenues will depend, in part, on our ability to market and capitalize on our technologies. We may not be able to continue to do so in the future and future royalty and license revenue may decline.

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

     In addition, we manufacture significant quantities of raw materials, development lots, and clinical trial lots of product prior to receiving FDA approval for commercial sale. During the six month periods ended June 30, 2004 and 2003, our manufacturing facilities produced development lots for WNV and Procleix Ultrio assays. The majority of the costs associated with these development lots are classified as research and development expense. The portion of a development lot that is manufactured to support In-Vitro Diagnostic, or IVD, sales abroad is capitalized and classified as cost of sales upon shipment.

     Our blood screening manufacturing facility has operated below its capacity and will continue to operate below its capacity for the foreseeable future. A portion of this available capacity has been utilized for research and development activities, as new product offerings are identified for commercialization. As a result certain operating costs of our blood screening facility, together with other manufacturing costs for the production of pre-commercial development lot assays that are delivered under the terms of an IND application, are classified as research and development expense prior to FDA approval.

     Effective January 1, 2004, our revenue sharing percentage with Chiron was decreased, from 47.5% to 45.75%. This change, combined with higher instrument costs, including the amortization of our capitalized software development costs (which we began to amortize in the second quarter of 2004) and related service costs attributed to the planned general commercial launch of our TIGRIS instrument, may result in lower future gross margin percentage levels. In addition, our non-military customers currently utilize pooled blood screening samples for testing. We anticipate that requirements for smaller pool sizes or ultimately individual donor testing, if and when implemented, could result in lower gross margin rates, as additional tests would be required to deliver the sample results, unless a corresponding increase in sales pricing is implemented. We are not able to accurately predict the extent to which our gross margin may be affected as a result of smaller pool sizes or individual donor testing because we do not know the ultimate selling price that Chiron, our distributor, would charge to the end user if smaller pool sizes or individual donor testing is implemented.

Research and development

     We invest significantly in research and development as part of our ongoing efforts to accelerate the development of new products and technologies, particularly our TIGRIS instrument and our Procleix Ultrio and WNV assays for screening donated blood. Our research and development expenses consist of expenses associated with the development of proprietary products and instrument platforms, as well as expenses related to the co-development of new products and technologies in collaboration with our strategic partners. Research and development costs in total are expected to increase in the future due to new product development, clinical trial costs and clinical manufacturing costs; however, we expect our research and development expenses as a percentage of total revenues to decline in future years. The timing of clinical trials and development manufacturing costs is variable and is affected by product development activities and the regulatory process.

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

     We believe there have been no significant changes to our critical accounting policies and estimates as disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2003, except for the item(s) discussed below.

Capitalized software costs

     We capitalize costs incurred in the development of computer software related to products under development after establishment of technological feasibility. These capitalized costs are recorded at the lower of unamortized cost or net realizable value and are amortized over the estimated life of the related product.. At June 30, 2004, capitalized software development costs related to our TIGRIS instrument totaled $24.7 million, net. We completed beta evaluations of this instrument for clinical diagnostic applications and undertook initial beta trials for blood screening applications in the third quarter of 2002 and we completed a clinical trial for a diagnostic application in June 2003. In December 2003, we received approval from the FDA for testing certain STDs on the TIGRIS instrument. We initiated clinical trials of our Procleix Ultrio assay on the TIGRIS instrument for a blood screening application in January 2004. If we are not able to successfully deliver this instrument to the marketplace and attain customer acceptance, the asset could be impaired and an adjustment to the carrying value of this asset would be considered by management at that time.

     In accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed,” we began amortizing the capitalized software costs on a straight-line basis over 120 months during the second quarter of 2004, coinciding with the general release of TIGRIS instruments to our customers.

Results of Operations

     The following table sets forth operating data as a percentage of total revenues on a comparable basis for the three and six month periods ended June 30, 2004 and 2003. The information for each of these periods is unaudited and has been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. In the opinion of management, all necessary adjustments, consisting only of normal recurring accruals, have been included to fairly present the unaudited quarterly results when read in conjunction with our audited financial statements and related notes. Past operating results are not necessarily indicative of future results.

     The following table sets forth unaudited operating data as a percentage of total revenues:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Total revenues	100%	100%	100%	100%
Product sales	86%	91%	78%	93%
Collaborative research revenue	11%	8%	10%	6%
Royalty and license revenue	3%	1%	12%	1%
Operating expenses:
Cost of product sales	22%	22%	19%	25%
Research and development	26%	32%	25%	29%
Marketing and sales	11%	12%	10%	11%
General and administrative	12%	11%	11%	10%

Total operating expenses	71%	77%	65%	75%

Income from operations	29%	23%	35%	25%
Total other income (expense)	0%	1%	1%	1%
Income before income taxes	29%	24%	36%	26%
Income tax expense	10%	8%	13%	9%

Net income	19%	16%	23%	17%

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003
(Percentages have been rounded to the nearest whole percentage)

Product sales

     Product sales increased $6.3 million, or 14%, to $52.6 million during the three months ended June 30, 2004, from $46.3 million in the same period of the prior year. The increase was primarily the result of a $3.6 million increase in worldwide commercial sales of our Procleix blood screening products, a $1.1 million increase in STD product sales, primarily APTIMA, and a $1.6 million increase in sales of other diagnostic products. Procleix blood screening product sales represented $22.1 million, or 42% of product sales, for the three months ended June 30, 2004, compared to $18.5 million, or 40% of product sales, for the three months ended June 30, 2003.

     We expect competitive pressures related to our STD and blood screening products to continue into the foreseeable future, primarily as a result of the introduction of competing products into the market and continuing pricing pressure, particularly with our STD products.

Collaborative research revenue

     Collaborative research revenue increased $3.2 million, or 84%, to $7.0 million during the three months ended June 30, 2004, from $3.8 million in the same period of the prior year. The increase was primarily the result of a $4.7 million increase in firm support commitment payments in connection with the WNV tests provided to United States customers through our collaboration with Chiron. This increase was partially offset by a $0.6 million decrease in revenue for reimbursement from Chiron of our development costs incurred on the Procleix Ultrio assay and a $0.6 million decrease in revenue from the NIH to develop a NAT assay for the detection of WNV.

Royalty and license revenue

     Royalty and license revenue increased $1.1 million to $1.6 million in the three months ended June 30, 2004, from $0.5 in the same period of the prior year. The increase was attributed to a $1.1 million increase in net license income from Bayer for the licensing of rights to certain patented technology.

Cost of product sales

     Cost of product sales increased $2.1 million to $13.2 million, or 25% of product sales in the three months ended June 30, 2004, from $11.1 million, or 24% of product sales, in the same period of the prior year. The $2.1 million increase in cost of sales was principally attributed to the volume increase in product sales and the amortization of capitalized software development costs related to our TIGRIS instrument during the period. Cost of product sales may fluctuate significantly in future periods based on changes in production volumes for both commercially approved products and products under development or in clinical trials. Cost of product sales are also affected by manufacturing efficiencies, allowances for scrap or obsolete materials, additional costs related to initial production quantities of new products after achieving FDA approval, and contractual adjustments, such as instrumentation costs, instrument service costs and royalties.

     Our gross profit margin on product sales decreased to 75% in the three months ended June 30, 2004, from 76% in the same period of the prior year due, in part, to the amortization of capitalized software development costs of $0.4 million, which began in the second quarter of 2004.

Research and development

     Our research and development expenses include salaries and other personnel-related expenses, temporary personnel expenses, outside services, laboratory and manufacturing supplies, pre-commercial development lots and clinical evaluation trials. Research and development expenses decreased $0.5 million to $15.9 million, or 26% of total revenues, in the three months ended June 30, 2004, from $16.4 million, or 32% of total revenues, in the same period of the prior year. The decrease was primarily the result of a $4.5 million decrease in inventory used due to lower development lot production, which was partially offset by a $2.5 million increase in expenses resulting from higher staffing levels to support product development projects and a $1.1 million increase in expenses related to clinical trials for blood bank.

Marketing and sales

     Our marketing and sales expenses include personnel costs, promotional expenses, and outside services. Marketing and sales expenses increased $0.7 million to $6.6 million, or 11% of total revenues, in the three months ended June 30, 2004, from $5.9 million, or 12% of total revenues, in the same period of the prior year. The increased spending principally included expenses to support increases in sales of our clinical diagnostic products, including a $0.2 million increase for printing and promotional costs related to the marketing of TIGRIS.

General and administrative

     Our general and administrative expenses include personnel costs for finance, legal, public relations, human resources and business development, as well as professional fees, such as expenses for legal, patents and auditing services. General and administrative expenses increased $2.1 million to $7.5 million, or 12% of total revenues, in the three months ended June 30, 2004, from $5.4 million, or 11% of total revenues, in the same period of the prior year. The increased spending included a $1.1 million increase in expenses resulting from higher staffing levels, including expenses from our majority owned subsidiary, Molecular Light Technology Limited (acquired in August 2003), and a $0.6 million increase in patent and legal related expenses, primarily related to the ongoing Bayer arbitration.

Total other income (expense)

     Other income (expense) generally consists of investment and interest income offset by interest expense on borrowing, minority interest, and other items. The net other income of $21,000 in the three months ended June 30, 2004 represented a $435,000 decrease from the net other income of $456,000 in the same period of the prior year. The decrease was primarily due to realized market losses in our investment portfolio of government bonds, coinciding with our recent shift in investment emphasis from U.S. Treasury bonds to tax free municipal bonds, bond interest rates increased approximately 100 basis points during the second quarter of 2004, resulting in market losses for lower yield bonds as they were sold. If these available for sale securities had been held to maturity, most of these realized market losses would have been recorded through stockholders’ equity as other comprehensive income or loss. The Company expects to achieve a long term benefit with the tax free securities.

Income tax expense

     Income tax expense increased to $6.4 million, or 35% of pretax income, in the three months ended June 30, 2004, from $4.2 million, or 34% of pretax income, in the same period of the prior year. The increased effective tax rate in 2004 is attributed to higher profits taxed at the combined Federal and state statutory tax rate of approximately 41%, partially offset by the benefit of Federal and state research and investment credits.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003
(Percentages have been rounded to the nearest whole percentage)

Product sales

     Product sales increased $17.7 million, or 20%, to $107.6 million during the six months ended June 30, 2004, from $89.9 million in the same period of the prior year. The increase was primarily the result of a $10.1 million increase in worldwide commercial sales of our Procleix blood screening products, a $5.5 million increase in STD product sales, primarily APTIMA, and a $2.1 million increase in sales of our other diagnostic products. Procleix blood screening product sales represented $45.1 million, or 42% of product sales, for the six months ended June 30, 2004, compared to $35.0 million, or 39% of product sales, for the six months ended June 30, 2003.

Collaborative research revenue

     Collaborative research revenue increased $8.0 million, or 140%, to $13.7 million during the six months ended June 30, 2004, from $5.7 million in the same period of the prior year. The increase was primarily the result of a $9.2 million increase in firm support commitment payments in connection with the WNV tests provided to United States customers through our collaboration with Chiron. Further, we recognized $0.5 million additional revenues from the NIH to develop a NAT assay for the detection of WNV. These increases were partially offset by a $1.5 million decrease in revenue for reimbursement from Chiron of our development costs incurred on the Procleix Ultrio assay. We recognized $1.3 million in revenue during the first quarter of 2003 for work performed during 2002 and 2001 in connection our collaboration with Chiron.

Royalty and license revenue

     Royalty and license revenue increased $15.1 million to $16.3 million in the six months ended June 30, 2004, from $1.2 million in the same period of the prior year. The increase was attributed to $7.0 million in license fees earned from Tosoh as part of our non-exclusive licensing agreement relating to NAT technologies effective in January 2004, and $6.5 million in milestone revenue from Chiron as the Company began clinical trial testing in the United States of the Procleix Ultrio assay on the fully automated TIGRIS instrument. Additionally, we recognized $1.5 million in net license income from Bayer during the six months ended June 30, 2004 for the licensing of rights to certain patented technology.

Cost of product sales

     Cost of product sales increased $3.0 million to $27.0 million, or 25% of product sales, in the six months ended June 30, 2004, from $24.0 million, or 27% of product sales, in the same period of the prior year. The $3.0 million increase in cost of sales was principally attributed to the volume increase in product sales and the amortization of capitalized software development costs.

     Our gross profit margin on product sales increased to 75% in the six months ended June 30, 2004, from 73% in the same period of the prior year. The gross profit margin benefited from certain manufacturing costs absorbed by research and development for the production of pre-commercial development lots, partially offset by amortization of the TIGRIS instrument capitalized software which began in the second quarter of 2004.

Research and development

     Our research and development expenses include salaries and other personnel-related expenses, temporary personnel expenses, outside services, laboratory and manufacturing supplies, pre-commercial development lots and clinical evaluation trials. Research and development expenses increased $6.6 million to $34.3 million, or 25% of total revenues, in the six months ended June 30, 2004, from $27.7 million, or 29% of total revenues, in the same period of the prior year. The increased spending was primarily the result of a $5.1 million increase in expenses resulting from higher staffing levels to support product development projects, a $2.0 million increase in expenses related to clinical trials for blood screening products and a $0.8 million increase in research and development expenses from our subsidiary, Molecular Light Technology Limited (acquired in August 2003), partially offset by a $1.6 million decrease in the unit costs of clinical lots produced for our WNV project.

Marketing and sales

     Our marketing and sales expenses include personnel costs, promotional expenses, and outside services. Marketing and sales expenses increased $2.8 million to $13.4 million, or 10% of total revenues, in the six months ended June 30, 2004, from $10.5 million, or 11% of total revenues, in the same period of the prior year. The increased spending principally included a $2.1 million increase in salaries, benefits, commissions and other personnel related costs in our marketing and sales force to support increases in sales for our clinical diagnostic products, together with a $0.4 million increase for advertising and promotional costs related to the marketing of our TIGRIS instrument.

General and administrative

     Our general and administrative expenses include personnel costs for finance, legal, public relations, human resources and business development, as well as professional fees, such as expenses for legal, patents and auditing services. General and administrative expenses increased $4.8 million to $14.8 million, or 11% of total revenues, in the six months ended June 30, 2004, from $10.0 million, or 10% of total revenues, in the same period of the prior year. The increased spending included a $2.3 million increase in expenses resulting from higher staffing levels, including expenses from our majority owned subsidiary, Molecular Light Technology Limited (acquired in August 2003), and a $1.7 million increase in patent and legal related expenses, primarily related to the ongoing Bayer arbitration.

Total other income (expense)

     Other income (expense) generally consists of investment and interest income offset by interest expense on borrowing, minority interest, and other items. The net other income of $698,000 in the six months ended June 30, 2004 represented a $208,000 decrease from the net other income of $906,000 in the same period of the prior year. The decrease was primarily due to a $179,000 increase in minority interest expense from our subsidiary, Molecular Light Technology Limited, and a $115,000 decrease in realized foreign exchange rate losses from our sales to Canadian customers.

Income tax expense

     Income tax expense increased to $17.5 million, or 36% of pretax income, in the six months ended June 30, 2004, from $8.8 million, or 34% of pretax income, in the same period of the prior year. The increased effective tax rate in 2004 is attributed to higher profits taxed at the combined Federal and state statutory tax rate of approximately 41%, partially offset by the benefit of Federal and state research and investment credits.

Liquidity and capital resources

     Historically, we have financed our operations through cash from operations, cash received from collaborative research agreements, royalty and license fees, the private placement of debt and cash from capital contributions. At June 30, 2004, we had $192.8 million of cash and cash equivalents and short-term investments.

     For the six months ended June 30, 2004, net cash provided by operating activities was $33.4 million, compared to $18.6 million in the same period of the prior year. The increase in net cash during the six months ended June 30, 2004 was principally the result of net income of $31.5 million, depreciation and amortization of $8.4 million and an $8.1 million increase in income taxes payable, partially offset by a $6.5 million increase in accounts receivable and a $12.5 million increase in inventory.

     Our investing activities, which used cash of $54.0 million for the six months ended June 30, 2004, consisted of purchases, net of proceeds of $44.2 million for short-term investments and $8.8 million for capital expenditures. Our expenditures for capital additions vary based on the stage of development projects and may increase in the future related to the timing of development of new product opportunities and to support expansion of our facilities in connection with those opportunities. The average age of our property, plant and equipment is approximately five years, which gives us flexibility in planning capital expenditures.

     Net cash provided by financing activities for the six months ended June 30, 2004, was the result of $12.3 million in proceeds from stock option exercises and purchases made through our Employee Stock Purchase Plan, or ESPP. Cash from financing activities will be affected by receipts from sales of stock under our ESPP and from the exercise of stock options. We expect fluctuations to occur throughout the year, as the amount and frequency of stock-related transactions are dependent upon the market performance of our common stock, together with other factors.

     We have an unsecured bank line of credit agreement with Wells Fargo Bank, N.A., which expires in July 2005, under which we may borrow up to $10.0 million, subject to a “borrowing base formula,” at the bank’s prime rate, or at LIBOR plus 1.0%. We have not taken advances against the line of credit since its inception. The line of credit agreement requires us to comply with various financial and restrictive covenants. Financial covenants include requirements as to tangible net worth, liabilities as a percentage of tangible net worth, the ratio of current assets to current liabilities, required minimum levels of earnings before interest, taxes, depreciation and amortization, the ratio of funded debt to earnings before interest, taxes, depreciation and amortization, and maximum levels of pre-tax and after tax losses. At December 31, 2003 and June 30, 2004, we were in compliance with all covenants and had no outstanding borrowings under this line of credit.

     In July 2004, we commenced the construction of an additional building at our Genetic Center Drive location. This new building will consist of an approximately 291,000 square foot outside shell, with approximately 160,000 square feet built out with interior improvements. The additional space that will not initially be built out will allow for future expansion. The first phase of this project is estimated to take two years for completion and is currently estimated to cost approximately $45.0 million. These costs will be capitalized as incurred and depreciation will commence upon our completion and use, which is planned for early 2006.

     We plan to implement a new Enterprise Resource Planning, or ERP, software system, which currently is estimated to represent an approximately $6.5 to $8.0 million expenditure. The majority of these costs will be capitalized and amortization will commence upon our placement of the new ERP system into service, which is currently planned for January 2005.

     Further, we expect to incur approximately $10.0 million to purchase TIGRIS instruments that will be added to our installed base during 2004.

Contractual obligations and commercial commitments

     In connection with the joint development of the Procleix HIV-1/HCV assay, and as a condition for Chiron’s agreement to pay for most of the clinical trial costs related to approval of that assay, we agreed to pay the costs related to the clinical trial for the next joint development project with Chiron. Our obligation is limited to the cost incurred for the previous joint clinical trial, which was approximately $4.1 million. As of June 30, 2004, we had incurred approximately $3.7 million of clinical trial expenses as a result of this obligation to Chiron and we anticipate that our obligation to pay these costs will satisfied during the second half of 2004.

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

     Our primary short-term needs for capital, which are subject to change, are for continued research and development of new products, costs related to commercialization of blood screening products and purchases of the TIGRIS instruments for placement with our customers. Certain research and development costs are funded under collaboration agreements with partners or agencies of the United States government. We anticipate additional funds from these sources as reimbursable costs are incurred, but these funds may not materialize and these relationships may not continue.

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

     We may from time to time consider the acquisition of businesses and/or technologies complementary to our business. We could require debt and/or equity financing if we were to engage in a material acquisition in the future. In August 2003, we filed a Form S-3 shelf registration statement with the SEC relating to the possible future sale of up to an aggregate of $150 million of debt and/or equity securities.

Risk Factors

     The following information sets forth facts that could cause our actual results to differ materially from those contained in forward-looking statements we have made in this Quarterly Report and those we may make from time to time.

Our quarterly revenue and operating results may vary significantly in future periods and our stock price may decline.

     Our operating results have fluctuated in the past and are likely to continue to do so in the future. Our revenues are unpredictable and may fluctuate due to changes in demand for our products, the timing of the execution of customer contracts and the initiation or termination of corporate collaboration agreements. Our product revenues, particularly in bloodscreening, may vary significantly from quarter to quarter based upon fluctuations in blood donations and reportable bloodscreening results. A significant portion of our costs also can vary substantially between quarterly or annual reporting periods. For example, the total amount of research and development costs in a period often depends on the amount of research and development costs we incur in connection with manufacturing developmental lots and clinical trial lots. We incurred substantial costs of manufacturing these lots in 2003 and the first half of 2004 and will continue to incur expense through the remainder of 2004 and beyond as we seek FDA approval of our Procleix Ultrio assay and the WNV assay. Moreover, a variety of factors may affect our ability to make accurate forecasts regarding our operating results. For example, our blood screening products and some of our clinical diagnostic products, such as APTIMA Combo 2, have a relatively limited sales history, which limits our ability to project future sales accurately. Our share of revenue from commercial sales of assays that test for HCV under our blood screening collaboration with Chiron decreased to 45.75% of net revenues as of January 1, 2004, as a result of the recent amendment to our collaboration agreement with Chiron. In addition, we base our internal projections of our international sales on projections prepared by our distributors of these products. Because of all of these factors, our operating results in one or more future quarters may fail to meet or exceed financial guidance we may provide from time to time and the expectations of securities analysts or investors, which could cause our stock price to decline.

We are dependent on Chiron and other third parties for the distribution of some of our products. If any of our distributors terminates its relationship with us or fails to adequately perform, our product sales will suffer.

     We rely on Chiron to distribute our blood screening products and Bayer to distribute some of our viral clinical diagnostic products. Commercial product sales by Chiron accounted for 33% of our total revenues for the six months ended June 30, 2004 and 37% of our total revenues for 2003. Our agreements with Chiron and Bayer will terminate in 2010 unless extended. Both the Chiron and Bayer agreements can be extended by the development of new products under the agreements, in which case they will expire upon the later of the end of the original term or five years after the first commercial sale of the last new product developed during the original term.

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

     If any of our distribution or marketing agreements is terminated, particularly our agreement with Chiron, and we are unable to enter into an alternative agreement or if we elect to distribute our products directly, we would have to invest in additional sales and marketing resources, including additional field sales personnel, which would significantly increase future selling, sales and marketing and general and administrative expenses. We may not be able to enter into new distribution or marketing agreements on satisfactory terms, or at all. If we fail to enter into acceptable distribution or marketing agreements or fail to market successfully our products, our product sales would decrease.

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

     We believe the fully-automated TIGRIS instrument offers significant economic and technical advantages to customers. However, the TIGRIS instrument will be more expensive for customers to purchase or lease than our existing semi-automated instrument systems. The comparatively higher cost of this new instrument makes it difficult to accurately predict market demand. Because the commercial launch of the TIGRIS instrument is currently underway for use with our APTIMA Combo 2 assay, we do not have a history of TIGRIS instrument sales or leases on which to accurately base predictions of market demand.

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

     While our current products incorporate end-point detection methods, we believe that our competitors are developing “real time” or kinetic nucleic acid assays and are developing semi-automated instrument systems to perform real time assays. Our competitors may be further in the development process with respect to such assays and instrumentation then we are.

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

     Historically, a limited number of customers has accounted for a significant portion of our total revenues, and we do not have any long-term commitments with these customers other than our collaboration agreement with Chiron. Our blood screening collaboration with Chiron accounted for 46% of our total revenues for the six months ended June 30, 2004 and 42% of our total revenues for 2003. Our blood screening collaboration with Chiron is largely dependent on two large customers in the United States, The American Red Cross and America’s Blood Centers, although we did not receive any revenues directly from those entities. Chiron was our only customer that accounted for greater than 10% of our total revenues for the six months ended June 30, 2004. In addition, Quest Diagnostics Incorporated, Laboratory Corporation of America Holdings and various state and city public health agencies accounted for an aggregate of 18% of our total revenues for the six months ended June 30, 2004 and 21% of our total revenues for 2003. Although state and city public health agencies are legally independent of each other, they tend to act similarly with respect to their product purchasing decisions. We anticipate that our operating results will continue to depend to a significant extent upon revenues from a small number of customers. The loss of any of our key customers, or a significant reduction in sales to those customers, could significantly reduce our revenues.

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

The adoption of the Financial Accounting Standards Board SFAS No. 142, “Goodwill and Other Intangible Assets” as of January 1, 2002 could adversely affect our future results of operations and financial position.

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which we adopted effective on January 1, 2002. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statement. As of June 30, 2004, we had goodwill and intangible assets valued at approximately $49.5 million, including $24.7 million of capitalized software relating to the TIGRIS instrument, which we began amortizing during the second quarter of 2004, and $6.2 million of capitalized patents and purchased intangibles that have been included in “Other assets” on the face of our balance sheet. At December 31, 2003, we performed our annual impairment tests of goodwill and indefinite lived intangible assets to determine if an impairment charge should be recognized under SFAS No. 142 and determined that there had been no impairments at that time. In the future, we will continue to test for impairment at least annually. These tests may result in a determination that the assets have been impaired. If at any time we determine that an impairment has occurred, we will be required to reflect the impaired value as a charge, resulting in a reduction in earnings in the quarter such impairment is identified and a corresponding reduction in our net asset value. A material reduction in earnings resulting from such a charge could cause us to fail to be profitable in the period in which the charge is taken or otherwise to fail to meet the expectations of investors and securities analysts, which could cause the price of our stock to decline.

Our future success will depend in part upon our ability to enhance existing products and to develop and introduce new products.

     The market for our products is characterized by rapidly changing technology, evolving industry standards and new product introductions, which may make our existing products obsolete. Our future success will depend in part upon our ability to enhance our existing products and to develop and introduce new products, such as our NAT assay to detect WNV. For example, we believe that we will need to continue to provide new products that can detect a greater number of organisms from a single sample. We also believe that we must develop new assays that can be performed on automated instrument platforms, such as the TIGRIS instrument.

     The development of new or enhanced products is a complex and uncertain process requiring the accurate anticipation of technological and market trends, as well as precise technological execution. In addition, the successful development of new products will depend on the development of new technologies. We will be required to undertake time-consuming and costly development activities and to seek regulatory approval for any new products. We may experience difficulties that could delay or prevent the successful development, introduction and marketing of these new products. Regulatory clearance or approval of any new products may not be granted by the FDA or foreign regulatory authorities on a timely basis, or at all, and the new products may not be successfully commercialized.

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

     We distribute instrument systems to be used by our customers in performing our diagnostic assays. These instrument systems have a limited life and may become obsolete over time. For example, our MultiProbe instruments that we have placed with our customers are no longer supported by the manufacturer, and new MultiProbe instruments, while available, are not suitable for our customers. In the future, we intend to develop an instrument to replace the MultiProbe for our lower volume customers. We continue to support our current MultiProbe instruments through our own inventories of parts and used instruments. If we are unable to develop or acquire new instrument systems to replace our existing systems as they become obsolete, we may lose assay product sale revenues and our business may suffer.

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

     In the past, we have had four voluntary recalls. The first product recall occurred in September 1999, when we responded to customer complaints about an increase in the number of our Mycobacterium Tuberculosis Direct, or MTD, assays demonstrating inhibition by test specimens. The formulation problem was identified and corrected. The second recall occurred in February 2000 when we recalled our MTD product due to decreased stability of a reagent in certain kit lots. The problem was identified and rectified. The third recall occurred in July 2002 following the discovery of an error in the Chiron Procleix System software used with the Procleix HIV-1/HCV blood screening assay and instruments. A review of prior test results determined that the defect did not cause any inaccurate results. The problem was rectified in a subsequent software update, which was submitted to and approved by the FDA. The fourth voluntary recall occurred in June 2004 for our MTD product. This customer notification by us was due to decreased stability of a reagent in certain kit lots. The problem was identified and rectified through updated raw material specifications. Our products may be subject to additional recalls in the future and we may not be able to identify and correct the problems leading to recalls in all circumstances.

Our sales to international markets are subject to additional risks.

     Sales of our products outside the United States accounted for 14% of our total revenues for the six months ended June 30, 2004 and 13% of our total revenues for all of 2003. Sales by Chiron outside of the United States accounted for 44% of our international revenues for the six months ended June 30, 2004 and 58% of our international revenues for all of 2003. Chiron has responsibility for the international distribution of our blood screening products, which includes sales in France, Australia, Singapore, New Zealand, Italy and other countries. Our sales in France and Japan that were not made through Chiron accounted for 12% and 7%, respectively, of our international sales for the six months ended June 30, 2004 and 16% and 10%, respectively, for all of 2003.

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

     We believe that the international markets for our products are important, and therefore we seek patent protection for our products in foreign countries where we feel such protection is needed. Because of the differences in foreign patent and other laws concerning proprietary rights, our products may not receive the same degree of protection in foreign countries as they would in the United States.

If third-party payors do not reimburse our customers for the use of our products or reduce reimbursement levels, our ability to sell our products profitably will be harmed.

     We sell our products primarily to large reference laboratories, public health laboratories and hospitals. Large reference laboratories and hospitals receive reimbursement for the health care services they provide to their patients from third-party payors, such as Medicare, Medicaid and other domestic and international government programs, standard state funding, private insurance plans and managed care programs. Most of these third-party payors may deny reimbursement if they determine that a medical product was not used in accordance with cost-effective treatment methods, as determined by the third-party payor, or was used for an unapproved indication. Third-party payors also may refuse to reimburse for experimental procedures and devices.

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

     Provisions of our amended and restated certificate of incorporation and amended and restated bylaws may discourage, delay or prevent a merger or other change of control that stockholders may consider favorable or may impede the ability of the holders of our common stock to change our management. The provisions of our amended and restated certificate of incorporation and amended and restated bylaws, among other things:

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

     On May 28, 2004, our stockholders approved an amendment to our Amended and Restated Certificate of Incorporation to increase our authorized number of shares of common stock from 100,000,000 shares to 200,000,000 shares. The additional shares of common stock may be used for various purposes without further stockholder approval. These purposes may include: effecting additional stock dividends; raising capital; providing equity incentives to employees, officers or directors; establishing strategic relationships with other companies; expanding the company’s business or product lines through the acquisition of other businesses or products; and other purposes. Although the increase in the authorized common stock was prompted by business and financial consideration and not by the threat of any hostile takeover attempt (nor is the Board currently aware of any such attempts directed as us), nevertheless, the availability of these shares could facilitate future efforts by us to deter or prevent changes in control, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices.

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

     A change in accounting standards or practices or a change in existing taxation rules or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and taxation rules and varying interpretations of accounting pronouncements and taxation practice have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, any changes requiring that we record compensation expense in the statement of operations for employee stock options using the fair value method or changes in existing taxation rules related to stock options could have a significant negative effect on our reported results. Several agencies and entities are considering, and the Financial Accounting Standards Board has announced, proposals to change generally accepted accounting principles in the United States that, if implemented, would require us to record charges to earnings for employee stock option grants. This pending requirement would negatively impact our earnings. For example, recording a charge for employee stock options under SFAS No. 123, “Accounting for Stock-Based Compensation,” would have reduced our net income by $2.4 million and $0.2 million for the three months ended June 30, 2004 and 2003, and $4.3 million and $0.4 million for the six months ended June 30, 2004 and 2003, respectively.

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

     We are exposed to foreign exchange risk for expenditures in certain foreign countries, but the total receivables and payables denominated in foreign currencies at June 30, 2004 were not material. We believe that our business operations are not exposed to market risk relating to commodity price risk.

Item 4. Controls and Procedures

     As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the quarter ended June 30, 2004.

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

Item 4. Submission of Matters to a Vote of Security Holders

     On May 28, 2004, our Annual Meeting of Stockholders was held in San Diego, California for the following purposes:

(1)	To elect three (3) directors to hold office until the 2007 Annual Meeting of Stockholders.

For Mae C. Jemison, M.D., the number of votes were as follows:
For: 39,666,939
Withheld: 1,369,492

For Brian A. McNamee, M.B.B.S., the number of votes were as follows:
For: 39,683,312
Withheld: 1,353,119

For Armin M. Kessler, the number of votes were as follows:
For: 39,679,987
Withheld: 1,356,444

(2)	To approve an amendment to our Amended and Restated Certificate of Incorporation to increase the authorized number of shares of common stock from 100,000,000 to 200,000,000 shares. The number of votes were as follows:

For: 34,650,773
Against: 6,352,917
Abstaining: 17,813
Broker Non-votes: 14,928

(3)	To ratify the selection by the Audit Committee of our Board of Directors of Ernst &Young LLP as our independent auditors for the fiscal year ending December 31, 2004. The number of votes were as follows:

For: 40,354,192
Against: 646,485
Abstaining: 20,826
Broker Non-Votes: 14,928

Item 6. Exhibits and Report on Form 8-K

(a)	Exhibits

Exhibit
Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of Gen-Probe Incorporated.

3.2(1)	Amended and Restated Bylaws of Gen-Probe Incorporated.

3.3†	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Gen-Probe Incorporated.

3.4†	Certificate of Designations of the Series A Junior Participating Preferred Stock of Gen-Probe Incorporated.

4.1(1)	Specimen common stock certificate.

4.2(2)	Rights Agreement, dated as of September 16, 2002, between Gen-Probe Incorporated and Mellon Investor Services LLC, which includes the form of Certificate of Designations of the Series A Junior Participating Preferred Stock of Gen-Probe Incorporated as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C.

4.4(3)	First Amendment to Rights Agreement, dated October 9, 2002, between Gen-Probe Incorporated and Mellon Investor Services LLC.

4.5(4)	Second Amendment to Rights Agreement, dated November 20, 2003.

10.71†	Employee Stock Purchase Plan.

10.72†	2003 Amendment to the Renewed Distribution Agreement and the Distributorship Arrangements Agreement dated May 2, 1997, entered into May 2, 2003 by and between Gen-Probe Incorporated and bioMerieux, S.A.*

10.73†	Supply Agreement entered into January 1, 2002 by and between Gen-Probe Incorporated and MGM Instruments, Inc.*

10.74†	Supply Agreement Amendment Number One entered into June 4, 2004 by and between Gen-Probe Incorporated and MGM Instruments, Inc.*

31.1†	Certification dated August 9, 2004, of Principal Executive Officer required pursuant to 18 USC. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification dated August 9, 2004, of Principal Financial Officer required pursuant to 18 USC. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification dated August 9, 2004, of Principal Executive Officer required pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification dated August 9, 2004, of Principal Financial Officer required pursuant to 18 USC. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith.

(1)	Incorporated by reference to Gen-Probe’s Amendment No. 2 to Registration Statement on Form 10 filed with the SEC on August 14, 2002.

(2)	Incorporated by reference to Gen-Probe’s Report on Form 8-K filed with the SEC on September 17, 2002.

(3)	Incorporated by reference to Gen-Probe’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2002.

(4)	Incorporated by reference to Gen-Probe’s Report on Form 8-K filed with the SEC on November 21, 2003.

*	Gen-Probe has requested confidential treatment with respect to certain portions of this exhibit. The confidential portions of this exhibit are marked by an asterisk and have been omitted and filed separately with the SEC pursuant to Gen-Probe’s request for confidential treatment.

(b)	Reports on Form 8-K

On May 3, 2004, we filed a report on Form 8-K dated May 3, 2004 relating to the results of our fiscal quarter ended March 31, 2004. Under the Form 8-K, we furnished (not filed) pursuant to Item 12 under Item 7 the press release entitled “Gen-Probe Reports Strong Financial Results for First Quarter 2004, Raises Full-Year Guidance” relating to the results of our fiscal quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 9, 2004	By:	/s/ Henry L. Nordhoff
Henry L. Nordhoff
Chairman, President and Chief Executive Officer (Principal Executive Officer)

DATE: August 9, 2004	By:	/s/ Herm Rosenman
Herm Rosenman
Vice President - Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)