Form 10-Q
period 2004-09-30
GEN PROBE INC
filed 2004-11-09
CIK 820237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 0-21872

GEN-PROBE INCORPORATED

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0044608 (I.R.S. Employer Identification Number)

10210 Genetic Center Drive San Diego, CA (Address of Principal Executive Offices)	92121 (Zip Code)

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

     As of October 31, 2004, there were 49,823,569 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

GEN-PROBE INCORPORATED

FORM 10-Q

Page
PART I
Item 1. Financial Statements	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3. Quantitative and Qualitative Disclosures about Market Risk	39
Item 4. Controls and Procedures	40
PART II	41
Item 1. Legal Proceedings	41
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	41
Item 6. Exhibits	41
SIGNATURES	44
EXHIBIT 10.75
EXHIBIT 10.76
EXHIBIT 10.77
EXHIBIT 10.78
EXHIBIT 10.79
EXHIBIT 10.80
EXHIBIT 10.81
EXHIBIT 10.81(a)
EXHIBIT 10.82
EXHIBIT 10.82(a)
EXHIBIT 10.83
EXHIBIT 10.84
EXHIBIT 10.85
EXHIBIT 10.86
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

Item 1. Financial Statements

GEN-PROBE INCORPORATED

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30,	December 31,
	2004	2003
	(unaudited)
Current assets:
Cash and cash equivalents	$19,346	$35,973
Short-term investments	160,737	120,333
Trade accounts receivable, net of allowance for doubtful accounts of $713 and $717 at September 30, 2004 and December 31, 2003, respectively	18,690	15,158
Accounts receivable — other	10,836	2,555
Inventories	29,390	13,676
Deferred income taxes	8,789	10,979
Prepaid expenses and other current assets	15,840	10,203

Total current assets	263,628	208,877
Property, plant and equipment, net	70,147	65,478
Capitalized software, net	24,094	24,872
Goodwill	18,621	18,621
Intangible and other assets	23,238	6,893

Total assets	$399,728	$324,741

Current liabilities:
Accounts payable	13,950	9,250
Accrued salaries and employee benefits	12,646	11,670
Other accrued expenses	6,403	6,085
Income taxes payable	2,760	6,191
Deferred revenue	9,649	6,681

Total current liabilities	45,408	39,877
Deferred income taxes	7,425	6,850
Deferred revenue	5,167	5,667
Deferred rent	313	323
Minority interest	1,702	1,649
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.0001 par value per share; 20,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.0001 par value per share; 200,000,000 shares authorized, 49,778,731 and 48,721,560 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	5	5
Additional paid-in capital	239,751	212,586
Deferred compensation	(1,194)	(538)
Accumulated other comprehensive income	573	343
Retained earnings	100,578	57,979

Total stockholders’ equity	339,713	270,375

Total liabilities and stockholders’ equity	$399,728	$324,741

See accompanying notes to consolidated financial statements.

GEN-PROBE INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues:
Product sales	$56,447	$47,927	$164,077	$137,846
Collaborative research revenue	5,532	3,737	19,270	9,474
Royalty and license revenue	1,508	617	17,851	1,811

Total revenues	63,487	52,281	201,198	149,131
Operating expenses:
Cost of product sales	15,272	10,828	42,300	34,802
Research and development	15,646	16,921	49,961	44,576
Marketing and sales	6,568	5,943	19,958	16,490
General and administrative	9,058	5,740	23,817	15,757

Total operating expenses	46,544	39,432	136,036	111,625

Income from operations	16,943	12,849	65,162	37,506
Other income (expense):
Minority interest	(103)	—	(282)	—
Interest income	855	564	1,881	1,447
Interest expense	(20)	(14)	(33)	(57)
Other income (expense), net	37	55	(99)	121

Total other income (expense)	769	605	1,467	1,511

Income before income taxes	17,712	13,454	66,629	39,017
Income tax expense	6,602	4,604	24,030	13,364

Net income	$11,110	$8,850	$42,599	$25,653

Net income per share(1):
Basic	$0.22	$0.18	$0.86	$0.54

Diluted	$0.22	$0.18	$0.83	$0.53

Weighted average shares outstanding(1):
Basic	49,654	47,987	49,284	47,745

Diluted	51,516	49,974	51,302	48,697

(1)	All share and per share amounts reflect the 2-for-1 stock split implemented as a 100% stock dividend in September 2003.

See accompanying notes to consolidated financial statements.

GEN-PROBE INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended
	September 30,
	2004	2003
Operating activities
Net income	$42,599	$25,653
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,988	11,780
Stock compensation charges	1,051	—
Loss on disposal of property and equipment	58	75
Deferred rent	(10)	(1)
Stock option income tax benefits	9,639	—
Deferred revenue	2,468	481
Deferred income taxes	2,755	148
Minority interest	(27)	—
Changes in assets and liabilities:
Accounts receivable	(5,775)	(2,151)
Inventories	(15,710)	132
Prepaid expenses and other current assets	(5,637)	(5,411)
Accounts payable	4,694	(448)
Accrued salaries and employee benefits	976	959
Other accrued expenses	(291)	(1,261)
Income taxes payable	(3,393)	2,290
Net cash provided by operating activities	46,385	32,246
Investing activities
Proceeds from sales and maturities of short-term investments	148,444	30,456
Purchases of short-term investments	(188,644)	(64,033)
Purchases of property, plant and equipment	(15,572)	(8,363)
Cash paid for acquisition of Molecular Light Technology shares, net of cash acquired	(376)	(5,941)
Cash paid for Vysis license fee	(22,500)	—
Capitalization of software development costs	(270)	(1,553)
Capitalization of patent costs	(410)	(466)
Other assets	(182)	(115)
Net cash used in investing activities	(79,510)	(50,015)
Financing activities
Proceeds from issuance of common stock	15,819	12,348
Net cash provided by financing activities	15,819	12,348
Effect of exchange rate changes on cash	679	—
Net increase (decrease) in cash and cash equivalents	(16,627)	(5,421)
Cash and cash equivalents at the beginning of the period	35,973	43,118
Cash and cash equivalents at the end of the period	19,346	37,697
Supplemental disclosure of cash flow information:
Cash paid (received) for:
Interest	$33	$44
Income taxes	$15,692	$10,983

See accompanying notes to consolidated financial statements.

Notes to the Consolidated Financial Statements (unaudited)

Note 1 — Basis of presentation

     The accompanying interim consolidated financial statements of Gen-Probe Incorporated (“Gen-Probe” or the “Company”) at September 30, 2004, and for the three and nine month periods ended September 30, 2004 and 2003, are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management’s opinion, the unaudited financial statements include all adjustments, consisting only of normal recurring accruals, necessary to state fairly the financial information therein, in accordance with generally accepted accounting principles. Interim results are not necessarily indicative of the results which may be reported for any other interim period or for the year ending December 31, 2004.

     These unaudited consolidated financial statements and footnotes thereto should be read in conjunction with the audited financial statements and footnotes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Note 2 — Reporting periods

     The Company operates and reports on fiscal periods ending on the Friday closest to the end of the month except for year-end, which closes December 31. For ease of presentation, the quarterly reporting periods are deemed to end on March 31, June 30 and September 30. The three months ended March 31, 2004 and nine months ended September 30, 2004 included three more business days compared to the same periods in the prior year.

Note 3 — Summary of significant accounting policies

Recent Accounting Pronouncement

     During March 2004, the Financial Accounting Standards Board (“FASB”) issued an exposure draft of a new standard entitled “Share Based Payment,” which would amend Statement of Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation,” and SFAS No. 95, “Statement of Cash Flows”. Among other items, the new standard would require the expensing, in the financial statements, of stock options issued by the Company. The new standard, as proposed, would be effective for periods beginning after June 15, 2005.

     Throughout most of 2004, the FASB has continued to deliberate on different aspects of a new standard, and currently expects to issue a final standard in the fourth quarter 2004. Although the Company has not yet completed an analysis to quantify the exact impact the new standard will have on its future financial performance, the disclosures in Note 4 provide detail as to the Company’s financial performance as if the Company had applied the fair value based method and recognition provisions of SFAS No. 123 to stock-based employee compensation to the current reporting periods.

Principles of consolidation

     The consolidated financial statements of the Company include the accounts of the Company and its subsidiaries, Gen-Probe Sales and Services, Inc., Gen-Probe Canada, Inc., Gen-Probe UK Limited and Molecular Light Technology Limited and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

     In August 2004, the Company paid $376,000 plus accrued interest, in cash, to acquire an additional 3.42% of the outstanding shares of Molecular Light Technology Limited (“MLT”), a privately held company located in Cardiff, Wales, giving the Company a total ownership of 86% as of September 30, 2004.

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

Foreign currency translation

     The functional currency of the Company’s majority owned subsidiary, MLT and its subsidiaries, is the British pound. Accordingly, all balance sheet accounts of this subsidiary are translated into United States dollars using the exchange rate in effect at the balance sheet date, and revenues and expenses are translated using the average exchange rates in effect during the period. The gains and losses from foreign currency translation of this subsidiary’s financial statements are recorded directly as a separate component of stockholders’ equity under the caption “Accumulated other comprehensive income.”

Reclassifications

     Certain prior year amounts have been reclassified to conform with the current year presentation.

Note 4 — Stock-based compensation

     The Company has recorded an option-related third quarter non-cash compensation charge of $0.7 million related to the departure of a former executive.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Risk free interest rate	3.15%	2.86%	3.17%	2.76%
Dividend yield	0%	0%	0%	0%
Volatility factor	62%	47%	63%	48%
Expected life (in years)	4	4	4	4
Resulting average fair value	$18.28	$11.39	$18.82	$10.48

     The fair value of each purchase right issued under the Company’s Employee Stock Purchase Plan (“ESPP”) for the three and nine month periods ended September 30, 2004 and 2003 was estimated on the date of grant using the Black-Scholes pricing model. The following weighted average assumptions were used:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Risk free interest rate	1.0%	1.0%	1.0%	1.0%
Dividend yield	0%	0%	0%	0%
Volatility factor	66%	54%	59%	54%
Expected life (in years)	.50	.20	.50	.20
Resulting average fair value	$6.33	$1.80	$5.46	$1.80

     Had compensation expense for stock-based compensation plans been determined based on the fair value method prescribed under SFAS No. 123, the Company’s net income and net income per share would have been as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income:
As reported	$11,110	$8,850	$42,599	$25,653
Stock-based employee compensation expense included in reported net income, net of related tax effects	491	—	547	—
Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,870)	(946)	(7,151)	(1,414)
Pro forma net income	$8,731	$7,904	$35,995	$24,239
Net income per share:
As reported
Basic	$0.22	$0.18	$0.86	$0.54
Diluted	$0.22	$0.18	$0.83	$0.53
Pro forma
Basic	$0.18	$0.16	$0.73	$0.51
Diluted	$0.17	$0.16	$0.70	$0.50

     The pro forma effects on net income for the three and nine month periods ended September 30, 2004 and 2003 are not likely to be representative of the effects on reported net income in future years. In management’s opinion, existing stock option valuation models do not provide a reliable single measure of the fair value of employee stock options that have vesting provisions and are not transferable. In addition, option valuation models require the input of highly subjective assumptions, and changes in such subjective assumptions can materially affect the fair value estimate of employee stock options.

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

     The following table sets forth the computation of net income per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income	$11,110	$8,850	$42,599	$25,653

Weighted average shares outstanding — Basic	49,654	47,987	49,284	47,745
Effect of dilutive common stock options outstanding	1,862	1,987	2,018	952

Weighted average shares outstanding — Diluted	51,516	49,974	51,302	48,697
Net income per share:
Basic	$0.22	$0.18	$0.86	$0.54

Diluted	$0.22	$0.18	$0.83	$0.53

     Dilutive securities include options to purchase common stock subject to vesting and unvested restricted stock. Potentially dilutive securities totaling 262,755 and 1,481,758 for the three months ended September 30, 2004 and 2003, and 262,755 and 1,677,626 shares for the nine months ended September 30, 2004 and 2003, respectively, were excluded from the calculation of diluted earnings per share because of their anti-dilutive effect.

Note 6 — Comprehensive income

     Comprehensive income is comprised of net income and other comprehensive income (loss), which includes certain changes in stockholders’ equity such as foreign currency translation of our majority owned subsidiary’s financial statements and unrealized gains and losses on our available for sale securities.

     Components of comprehensive income, net of income taxes, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income	$11,110	$8,850	$42,599	$25,653

Foreign currency translation adjustment	(231)	—	273	—
Change in unrealized gain (loss) on investments	330	(36)	(43)	170

Comprehensive income	$11,209	$8,814	$42,829	$25,823

Note 7 — Intangible assets by asset class and related accumulated amortization

     The Company’s intangible assets and related accumulated amortization consisted of the following (in thousands):

	September 30, 2004			December 31, 2003
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Intangible assets subject to amortization:
Capitalized software	$25,142	$1,048	$24,094	$24,872	$—	$24,872
Patents	15,174	13,806	1,368	14,764	13,073	1,691
Purchased intangibles	33,636	31,910	1,726	33,636	31,658	1,978
License fees	20,026	160	19,866	3,000	36	2,964

Total	$93,978	$46,924	$47,054	$76,272	$44,767	$31,505

Intangible assets not subject to amortization:
Goodwill	$26,298	$7,677	$18,621	$26,298	$7,677	$18,621

     In September 2004, the Company entered into a Settlement Agreement and an Amendment to its Nonexclusive License Agreement with Vysis under which the Company has withdrawn its patent litigation against Vysis Inc. (“Vysis”) and agreed to pay Vysis an aggregate of $22.5 million. This aggregate amount includes $20.5 million for a fully paid up license to eliminate all future royalty obligations of the Company to Vysis under the Collins patent covered by the license, and $2.0 million for a fully paid-up, royalty-free license in additional fields covered by the Collins patent. Chiron Corporation (“Chiron”), the Company’s blood screening partner, has reimbursed the Company $5.5 million of this amount (in October 2004), commensurate with its obligation to reimburse the Company a portion of the royalties paid by the Company to Vysis on blood screening products, resulting in a $17.0 million net intangible asset, which will be amortized to cost of goods sold on a straight-line basis over 135 months.

Note 8 — Inventories

     Net inventories are comprised of the following (in thousands):

	September 30,	December 31,
	2004	2003
Raw materials	$6,604	$5,874
Work in progress	10,829	3,118
Finished goods	11,957	4,684
	$29,390	$13,676

Note 9 — Income taxes

     The Company accounts for income taxes during interim periods in accordance with SFAS No. 109, “Accounting for Income Taxes,” Accounting Principles Board, (“APB”) No. 28, “Interim Financial Reporting,” and FIN 18, “Accounting for Income Taxes in Interim Periods,” an interpretation of APB Opinion No. 28. For interim reporting purposes, these rules require that a company determine the best estimate of its annual effective tax rate and then apply that rate in providing for income taxes on a year-to-date basis.

     On October 4, 2004, President Bush signed into Law the Working Families Tax Relief Act of 2004 which extended the expiration date of the United States research tax credit retroactively from after June 30, 2004 through December 31, 2005. Under paragraph 20 of APB 28, any immediate impact as a result of a change in tax law – in this case, reinstatement of the credit – should be recognized in the interim period in which the law change is enacted. Accordingly, because the credit was reinstated after September 30, 2004, any “catch-up” adjustment will be recognized when the annual estimated tax rate is remeasured during the Company’s fourth quarter. Because the Company has not been permitted to claim a benefit for twelve months of its research and development credit in its full-year estimated tax rate for purposes of calculating its third quarter tax provision, the Company’s effective tax rate of approximately 37% during the three months ended September 30, 2004 would have been approximately 36% if the credit had been reinstated earlier.

     Tax benefits of $9.6 million in the nine month period ended September 30, 2004 related to employee stock options and stock purchase plans were credited to stockholders’ equity. The Company did not record any tax benefits in the same period of the prior year.

Note 10 — Stockholders’ equity

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

Common stock

     During the three and nine months ended September 30, 2004, 140,434 and 950,081 options, respectively, to purchase shares of the Company’s common stock were exercised by Gen-Probe employees at a weighted average exercise price of $15.62 and $13.61, respectively. The Company also issued 856 and 3,660 shares of common stock at fair market value during the three and nine months ended September 30, 2004, to members of the Board of Directors as partial consideration for services rendered, resulting in an expense totaling $34,129 and $140,663, respectively, which was equal to the fair market value on the date of grants. Further, employees purchased 46,713 and 103,430 shares of the Company’s common stock at an average purchase price of $29.03 and $27.87 per share, respectively, during the three and nine months ended September 30, 2004, pursuant to the Company’s ESPP.

Note 11 – Litigation

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

Enzo Biochem, Inc.

     In June 1999, the Company was sued by Enzo Biochem, Inc. in the United States District Court for the Southern District of New York. Enzo alleged that the Company and its former affiliates, as well as Becton Dickinson and bioMérieux, have willfully infringed United States patent no. 4,900,659, or the “‘659 patent,” through the manufacture and sale of products for the diagnosis of gonorrhea. The Company’s former affiliates and bioMérieux have been dismissed from the case by Enzo. The Company and Becton Dickinson remain as defendants. Enzo asserted a damage claim based on a contention that Enzo was entitled to a reasonable royalty on all sales of Gen-Probe products for the detection of Neisseria gonorrhoeae bacteria from June 1993 through trial. Revenues from tests for the detection of Neisseria gonorrhoeae have constituted a significant portion of Gen-Probe’s revenues during the relevant period. The Company believes that the claims of the ‘659 patent are invalid, unenforceable and may not be properly interpreted to cover its products. On July 27, 2004, the Court granted summary judgment in favor of the defendants and against Enzo, holding that the ‘659 patent is invalid based on the on-sale doctrine. Enzo has appealed the summary judgment to the United States Court of Appeals for the Federal Circuit. On September 30, 2004, the defendants filed a joint motion to dismiss Enzo’s appeal for lack of subject matter jurisdiction on the ground that counterclaims relating to enforceability of the ‘659 patent based on inequitable conduct had not been adjudicated and a final judgment had not been entered by the Court. Enzo has opposed the motion to dismiss, which remains pending. The Company intends to vigorously defend the lawsuit. However, there can be no assurance that the case will be resolved in the Company’s favor.

Vysis, Inc.

     In December 1999, the Company initiated litigation in the United States District Court for the Southern District of California against Vysis, Inc., now a wholly-owned subsidiary of Abbott Laboratories, seeking a declaratory judgment that the Company’s products were not covered by a Vysis patent, sometimes referred to as the Collins patent, that is the subject of a license granted by Vysis in favor of the Company and that the patent is invalid and unenforceable. In August 2002, following a jury trial, the District Court entered judgment in the Company’s favor, finding the Vysis patent invalid and finding that the patent does not cover Gen-Probe’s products. On September 3, 2002, Vysis filed a notice of appeal with the District Court. Further, on October 22, 2002, while Vysis’ appeal was pending, the United States Patent & Trademark Office reissued the Vysis patent with amended claims. On October 22, 2002, the Company filed a second lawsuit in District Court to challenge the validity and scope of the reissued patent. On March 5, 2004, the Court of Appeals vacated the District Court’s August 2002 judgment in favor of the Company and directed the District Court to dismiss the case on the ground of lack of subject matter jurisdiction. The Company’s petition for rehearing and rehearing en banc (with the participation of all the judges) was denied by the Federal Circuit. In accordance with the denial, on July 14, 2004, the District Court dismissed the action with prejudice. On August 20, 2004, the Company filed a petition for review by the United States Supreme Court of the lower court’s decision. In September 2004, the Company entered into a Settlement Agreement and an Amendment to Nonexclusive License Agreement with Vysis under which the Company has withdrawn its patent litigation against Vysis and agreed to pay Vysis an aggregate of $22.5 million. This amount includes $20.5 million for a fully paid up license to eliminate all future royalty obligations of the Company to Vysis under the Collins patent covered by the license, and $2.0 million for a fully paid-up, royalty-free license in additional fields under the Collins patent. Chiron, the Company’s blood screening partner, has reimbursed the Company $5.5 million of this amount, commensurate with its obligation to reimburse the Company a portion of the royalties paid by the Company to Vysis on blood screening products. The Company’s petition for review by the United States Supreme Court was dismissed at the Company’s request on October 14, 2004.

Bayer Corporation

     In November 2002, the Company filed a demand for arbitration against Bayer Corporation, or Bayer, in the Judicial Arbitration & Mediation Services, Inc., or JAMS, office in San Diego, California related to the Company’s collaboration with Bayer for nucleic acid diagnostic tests for viral organisms. Under the terms of the collaboration agreement, Bayer acquired the exclusive right to distribute nucleic acid diagnostic tests designed and developed by Gen-Probe for the detection of HIV, hepatitis viruses and other specified viruses, subject to certain conditions. Gen-Probe’s demand for arbitration states that Bayer has failed to fulfill the conditions required to maintain exclusive distribution rights. The arbitration demand seeks confirmation that the agreement grants Gen-Probe, in the present circumstances, a co-exclusive right to directly distribute the viral diagnostic tests that are the subject of the agreement. In November 2003, Bayer filed a counterclaim for money damages based on alleged delays in the development of the TIGRIS system, alleged delays in the development of certain assays, and other claims. Bayer Healthcare LLC has also been added as a respondent and counterclaimant. The hearing on the matter began on September 13, 2004 and closing arguments were concluded on November 3, 2004. In accordance with the underlying agreement, the arbitrator has 30 days to render an opinion following the conclusion of certain pending motions. There can be no assurances as to the final outcome of the arbitration.

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

     The following information should be read in conjunction with our September 30, 2004 consolidated financial statements and related notes thereto and with our consolidated financial statements and notes thereto for the year ended December 31, 2003 and the related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2003. We also urge you to review and consider our disclosures describing various risks that may affect our business, which are set forth under the heading “Risk Factors” in this report and in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

     In September 2002, our common stock began trading on the Nasdaq National Market. As a publicly traded company, we have achieved strong growth in both revenues and earnings due principally to the success of our blood screening products which are used to detect the presence of human immunodeficiency virus (type 1), or HIV-1, and hepatitis C virus, or HCV. Under our collaboration agreement with Chiron Corporation, or Chiron, we are responsible for the research, development, regulatory process and manufacturing of our blood screening products, while Chiron is responsible for marketing, sales, distribution and service.

     During the three and nine months ended September 30, 2004, we achieved strong financial results. Net income for the nine month period ended September 30, 2004 was $42.6 million ($0.83 per diluted share), compared to $25.7 million ($0.53 per diluted share) in the same period of the prior year, an increase of 66%. Total revenues for the nine month period ended September 30, 2004 were $201.2 million, compared to $149.1 million in the same period of the prior year, an increase of 35%. Product sales for the nine month period ended September 30, 2004 were $164.1 million, compared to $137.8 million in the same period of the prior year, an increase of 19%. During the nine months ended September 30, 2004, net income and total revenues included a contract milestone with Chiron and a license fee earned in connection with our cross-licensing agreement with Tosoh Corporation, or Tosoh. These amounts added approximately $0.17 to diluted earnings per share and $13.5 million to revenues.

Recent Events

     In September 2004, we entered into a Settlement Agreement and an Amendment to our Nonexclusive License Agreement with Vysis under which the Company has withdrawn its patent litigation against Vysis and agreed to pay Vysis an aggregate of $22.5 million. This amount includes $20.5 million for a fully paid up license to eliminate all future royalty obligations of the Company to Vysis under the Collins patent covered by the license, and $2.0 million for a fully paid-up, royalty-free license in additional fields under the Collins patent. The license now covers current and future products in the field of infectious diseases as well as potential products in all other fields, such as our investigational PCA3 prostate cancer test. Chiron has reimbursed us $5.5 million of the $20.5 million allocated to the cost of the fully paid-up license for the current field, commensurate with its obligation to reimburse the Company a portion of the royalties paid by the Company to Vysis on blood screening products. During the fourth quarter 2004, we will begin to amortize our share of the payment to cost of goods sold over the patent’s remaining economic life of 135 months.

     In September 2004, we signed non-exclusive licensing agreements with bioMérieux and its affiliates that provide bioMérieux options to access our ribosomal RNA technologies for certain uses, and that give us access to bioMérieux’s intellectual property for detecting genetic mutations that predispose people to blood clotting disorders. Under the terms of the agreements, bioMérieux paid us $0.25 million for limited non-exclusive research licenses and options to develop products for certain targets using our patented ribosomal RNA technologies. These options may be exercised by bioMérieux for an aggregate $4.5 million payment to us in January 2005. BioMérieux may also acquire rights to develop products for other targets by paying us up to an additional $3.0 million by the end of 2006. The amount of revenue that we record in 2005 and 2006 will depend on the number of targets, if any, selected by bioMérieux. Under the licenses, we will also receive royalties on the sale of any products developed using our intellectual property.

     BioMérieux also has terminated its license agreements with us relating to the development of assays for bioMérieux’s VIDAS instrument. Further, we have obtained from bioMérieux a non-exclusive, worldwide license to use bioMérieux’s intellectual property to develop tests that detect mutations in the genes that code for factor V and prothrombin, proteins that control the blood clotting process. We will also pay bioMérieux royalties on the sale of any products developed using bioMérieux’s intellectual property. In connection with the VIDAS termination and the license of factor V and prothrombin rights, the Company has recorded net revenue of $0.1 million.

     We submitted a Biologics License Application, or BLA, for the Procleix Ultrio (HIV-1/HCV/HBV) assay to the U.S. Food and Drug Administration, or FDA, during the third quarter 2004. We intend to seek approval to run the test on both the semi-automated Procleix system and on the fully automated TIGRIS system. We also submitted a regulatory application to European officials to run the Procleix Ultrio assay on the fully automated TIGRIS instrument. The assay is already approved in Europe to run on our semi-automated instrument platform.

     The pivotal clinical trial of the WNV assay is substantially complete, and we expect to file a BLA for the assay in the first quarter 2005. So far this mosquito season, the assay has intercepted approximately 250 WNV-infected blood donations through ongoing national screening under an Investigational New Drug, or IND. In addition, the high-throughput TIGRIS instrument was used by several blood centers to screen both individual donor and pooled blood donations for WNV.

     In December 2003, we signed a cross-licensing agreement with Tosoh, effective January 1, 2004, for certain NAT technologies in clinical diagnostics and other related fields. Under the agreement, we earned a $7.0 million license fee during the three months ended March 31, 2004.

     In January 2004, we began United States clinical trials of the Procleix Ultrio assay on the fully automated, high-throughput TIGRIS instrument system, triggering a $6.5 million contract milestone payment from Chiron that we recorded during the three months ended March 31, 2004. During January 2004, the Procleix Ultrio assay, running on our semi-automated instrument system, received its Community European, or CE, mark, which permitted Chiron to launch the product in the European Economic Area.

Revenues

     We derive revenues from three primary sources: product sales, collaborative research revenue, and royalty and license revenue. The majority of our revenues come from product sales, which consist primarily of sales of our NAT assays tested on the proprietary instruments that serve as the analytical platform for our assays. We recognize as collaborative research revenue payments we receive from Chiron for the products we provided under our collaboration agreements with Chiron prior to their regulatory approval and the payments we receive from Chiron, Bayer Corporation, or Bayer, and other collaboration partners, including the National Institutes of Health, or NIH, for research and development activities. Our royalty and license revenues reflect fees paid to us by third-parties for the use of our proprietary technology. For the nine months ended September 30, 2004, product sales, collaborative research revenues, and royalty and license revenues equaled 81%, 10% and 9%, respectively, of our total revenues of $201.2 million. For the same period in the prior year, product sales, collaborative research revenues, and royalty and license revenues, equaled 92%, 7% and 1%, respectively, of our total revenues of $149.1 million.

Product sales

     Our primary source of revenue is the sale of clinical diagnostic products in the United States, which include our APTIMA Combo 2, PACE 2, AccuProbe and Amplified Mycobacterium Tuberculosis Direct Test product lines. During the nine months ended September 30, 2004, we shipped approximately 16.2 million tests for the diagnosis of a wide variety of infectious microorganisms, including those causing sexually transmitted diseases, or STDs, tuberculosis, strep throat, pneumonia and fungal infections. The principal customers for our clinical diagnostics products include large reference laboratories, public health laboratories and hospitals located in North America, Europe and Japan.

     Since 1999, we have supplied NAT assays for use in screening blood donations intended for transfusion. Our first blood screening assay detects HIV-1 and HCV in donated human blood. Our blood screening assays and instruments are marketed through our collaboration with Chiron under the Procleix and Ultrio trademarks. We recognize product sales from the manufacture and shipment of tests for screening donated blood, through our collaboration with Chiron, to blood bank facilities located in the countries where our products have obtained governmental approvals at a contractual transfer price. Blood screening product sales are then adjusted monthly corresponding to Chiron’s payment to us of amounts reflecting our ultimate share of net revenue from sales by Chiron to the end user, less the transfer price revenues previously recorded. Net sales are ultimately equal to the sales of the assays by Chiron to third-parties, less freight, duty and certain other adjustments specified in our agreement with Chiron, multiplied by our share of the net revenue, which was 43.0% with respect to sales of assays that include a test for HCV beginning the second quarter 2002, upon implementation of commercial pricing through April 6, 2003, after which our share of net revenues from sales of assays that include a test for HCV was adjusted to 47.5%. Effective January 1, 2004, our share of net revenues from commercial sales of assays that include a test for HCV was permanently changed to 45.75% under our agreement with Chiron. With respect to commercial sales of blood screening assays under our collaboration with Chiron that do not include a test for HCV, such as possible future commercial tests for WNV, we will continue to receive reimbursement for our manufacturing costs plus 50% of net revenues. Our costs related to these products primarily include manufacturing costs.

Collaborative research revenue

     We have developed a NAT assay to detect HIV-1 and HCV in donated human blood and have also developed a semi-automated instrument system to conduct the test. These assays and instruments are marketed through our collaboration with Chiron under the Procleix name. In February 2002, the FDA approved the Procleix HIV-1/HCV assays.

     In March 2003, we signed a definitive agreement with Chiron for the development and commercialization of the Procleix Ultrio assay. For the nine month periods ended September 30, 2004 and 2003, we recognized $1.8 million and $3.7 million, respectively, in reimbursements for expenses incurred related to the development of this assay. In January 2004, we commenced clinical trials of the Procleix Ultrio assay in the United States on our TIGRIS instrument. In September 2004, we filed a BLA with the FDA for this assay. We have also developed a NAT assay to detect WNV, which is currently being used in clinical trials under an IND application. We expect to receive further reimbursement for certain costs incurred during the development of the Procleix Ultrio and WNV assays from Chiron and separately from the National Heart, Lung, and Blood Institute, a part of the NIH.

     We have recorded revenues related to use of our blood screening products in the United States and other countries in which the products have not received regulatory approval as collaborative research revenue, because price restrictions applied to these products prior to FDA license approval in the United States and similar approvals in foreign countries. For the nine months ended September 30, 2004, we recognized $13.7 million in collaborative research revenue through our collaboration with Chiron from deliveries of WNV tests on a “cost recovery” basis. We expect to continue recognizing these sales as collaborative research revenue until FDA approval has been received, although there is no guarantee we ultimately will receive FDA approval.

     Since 1996, we have been awarded contracts aggregating approximately $28.2 million by the NIH to develop NAT assays for screening donated blood for HIV-1, HCV, hepatitis B virus, or HBV, and WNV. To date, all payments due to us under these reimbursement contracts have been received and have been recorded as collaborative research revenues as reimbursable costs were incurred. As of September 30, 2004, the Company had billed all monies remaining under this contract.

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

     In addition, we manufacture significant quantities of raw materials, development lots, and clinical trial lots of product prior to receiving FDA approval for commercial sale. During the nine month periods ended September 30, 2004 and 2003, our manufacturing facilities produced development lots for WNV and Procleix Ultrio assays. The majority of the costs associated with these development lots are classified as research and development expense. The portion of a development lot that is manufactured to support In-Vitro Diagnostic, or IVD, sales abroad is charged to inventory and classified as cost of sales upon shipment.

     Our blood screening manufacturing facility has operated below its capacity and will continue to operate below its capacity for the foreseeable future. A portion of this available capacity has been utilized for research and development activities, as new product offerings are identified for commercialization. As a result, certain operating costs of our blood screening facility, together with other manufacturing costs for the production of pre-commercial development lot assays that are delivered under the terms of an IND application, are classified as research and development expense prior to FDA approval.

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

Capitalized software costs

     We capitalize costs incurred in the development of computer software related to products under development after establishment of technological feasibility. These capitalized costs are recorded at the lower of unamortized cost or net realizable value and are amortized over the estimated life of the related product. At September 30, 2004, capitalized software development costs related to our TIGRIS instrument totaled $24.1 million, net. We completed beta evaluations of this instrument for clinical diagnostic applications and undertook initial beta trials for blood screening applications in the third quarter of 2002 and we completed a clinical trial for a diagnostic application in June 2003. In December 2003, we received approval from the FDA for testing certain STDs on the TIGRIS instrument. We initiated clinical trials of our Procleix Ultrio assay on the TIGRIS instrument for a blood screening application in January 2004 and filed a BLA with the FDA for this assay in September 2004. If we are not able to successfully deliver this instrument to the marketplace and attain customer acceptance, the asset could be impaired and an adjustment to the carrying value of this asset would be considered by management at that time.

     In accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed,” we began amortizing the capitalized software costs on a straight-line basis over 120 months during the second quarter 2004, coinciding with the general release of TIGRIS instruments to our customers.

Results of Operations

     The following table sets forth operating data as a percentage of total revenues on a comparable basis for the three and nine month periods ended September 30, 2004 and 2003. The information for each of these periods is unaudited and has been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. In the opinion of management, all necessary adjustments, consisting only of normal recurring accruals, have been included to fairly present the unaudited quarterly results when read in conjunction with our audited financial statements and related notes. Past operating results are not necessarily indicative of future results.

     The following table sets forth unaudited operating data as a percentage of total revenues:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Total revenues	100%	100%	100%	100%
Product sales	89%	92%	81%	92%
Collaborative research revenue	9%	7%	10%	7%
Royalty and license revenue	2%	1%	9%	1%
Operating expenses:
Cost of product sales	24%	21%	21%	23%
Research and development	25%	32%	25%	30%
Marketing and sales	10%	11%	10%	11%
General and administrative	14%	11%	12%	11%
Total operating expenses	73%	75%	68%	75%
Income from operations	27%	25%	32%	25%
Total other income (expense)	1%	1%	1%	1%
Income before income taxes	28%	26%	33%	26%
Income tax expense	10%	9%	12%	9%
Net income	18%	17%	21%	17%

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003
(Percentages have been rounded to the nearest whole percentage)

Product sales

     Product sales increased $8.5 million, or 18%, to $56.4 million during the three months ended September 30, 2004, from $47.9 million in the same period of the prior year. The increase was primarily the result of a $4.4 million increase in worldwide commercial sales of our Procleix blood screening products, a $3.8 million increase in STD product sales, primarily APTIMA, and a $0.3 million increase in sales of other diagnostic products. Procleix blood screening product sales represented $24.2 million, or 43% of product sales, for the three months ended September 30, 2004, compared to $19.8 million, or 41% of product sales, for the three months ended September 30, 2003.

     We expect competitive pressures related to our STD and blood screening products to continue into the foreseeable future, primarily as a result of the introduction of competing products into the market and continuing pricing pressure, particularly with our STD products.

Collaborative research revenue

     Collaborative research revenue increased $1.8 million, or 48%, to $5.5 million during the three months ended September 30, 2004, from $3.7 million in the same period of the prior year. The increase was primarily the result of a $3.0 million increase in firm support commitment payments in connection with the WNV tests provided to United States customers through our collaboration with Chiron, partially offset by a $1.1 million decrease in revenue from the NIH to develop a NAT assay for the detection of WNV, as our funds were expended during July 2004.

Royalty and license revenue

     Royalty and license revenue increased $0.9 million to $1.5 million in the three months ended September 30, 2004, from $0.6 in the same period of the prior year. The increase was attributed to a $1.0 million increase in net license income from Bayer for the licensing of rights to certain patented technology.

Cost of product sales

     Cost of product sales increased $4.5 million to $15.3 million, or 27% of product sales in the three months ended September 30, 2004, from $10.8 million, or 23% of product sales, in the same period of the prior year. The $4.5 million increase in cost of sales was principally attributed to the volume increase in product sales, higher allowances for scrap expense and amortization of capitalized software development costs related to our TIGRIS instrument. Cost of product sales may fluctuate significantly in future periods based on changes in production volumes for both commercially approved products and products under development or in clinical trials. Cost of product sales are also affected by manufacturing efficiencies, allowances for scrap or obsolete materials, additional costs related to initial production quantities of new products after achieving FDA approval, and contractual adjustments, such as instrumentation costs, instrument service costs and royalties.

     Our gross profit margin on product sales decreased to 73% in the three months ended September 30, 2004, from 77% in the same period of the prior year due, in part, to increased sales of lower margin products (including TIGRIS instruments) of $0.8 million and the amortization of capitalized software development costs of $0.6 million, which began in the second quarter of 2004.

Research and development

     Our research and development expenses include salaries and other personnel-related expenses, temporary personnel expenses, outside services, laboratory and manufacturing supplies, pre-commercial development lots and clinical evaluation trials. Research and development expenses decreased $1.3 million to $15.6 million, or 25% of total revenues, in the three months ended September 30, 2004, from $16.9 million, or 32% of total revenues, in the same period of the prior year. The decrease was primarily the result of a $4.6 million decrease in development lot production, which was partially offset by a $2.1 million increase in expenses resulting from higher staffing levels to support product development projects, a $0.5 million increase in outside development research, and a $0.8 million increase in expenses related to clinical trials for blood bank.

Marketing and sales

     Our marketing and sales expenses include personnel costs, promotional expenses, and outside services. Marketing and sales expenses increased $0.7 million to $6.6 million, or 10% of total revenues, in the three months ended September 30, 2004, from $5.9 million, or 11% of total revenues, in the same period of the prior year. The increased spending principally included a $0.8 million increase in salaries, benefits and other personnel costs in our marketing and sales force to support increases in sales of our clinical diagnostic products, partially offset by a $0.2 million decrease in marketing research and evaluations.

General and administrative

     Our general and administrative expenses include personnel costs for finance, legal, public relations, human resources and business development, as well as professional fees, such as expenses for legal, patents and auditing services. General and administrative expenses increased $3.4 million to $9.1 million, or 14% of total revenues, in the three months ended September 30, 2004, from $5.7 million, or 11% of total revenues, in the same period of the prior year. The increased spending included a $1.3 million increase in expenses resulting from higher staffing levels, including expenses from our majority owned subsidiary, Molecular Light Technology Limited (acquired in August 2003), a $1.1 million increase in patent and legal related expenses, primarily related to the ongoing Bayer arbitration and a $0.7 million non-cash compensation charge related to the departure of a former executive.

Total other income (expense)

     Other income (expense) generally consists of investment and interest income offset by interest expense on borrowing, minority interest, and other items. The net other income of $769,000 in the three months ended September 30, 2004 represented a $164,000 increase from the net other income of $605,000 in the same period of the prior year. The increase was due to a $291,000 increase in interest income from our short-term investments, partially offset by an increase in minority interest of $103,000.

Income tax expense

     Income tax expense increased to $6.6 million, or 37% of pretax income, in the three months ended September 30, 2004, from $4.6 million, or 34% of pretax income, in the same period of the prior year. The increased effective tax rate in 2004 is attributed to higher profits taxed at the combined Federal and state statutory tax rate of approximately 41% and the expiration of federal research and development credits on June 30, 2004. Although the credits were reinstated in October 2004, we are not permitted to reflect the benefit until the fourth quarter of 2004. Our effective tax rate of approximately 37% during the three months ended September 30, 2004 would have been approximately 36% if the credit had been reinstated earlier.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003
(Percentages have been rounded to the nearest whole percentage)

Product sales

     Product sales increased $26.3 million, or 19%, to $164.1 million during the nine months ended September 30, 2004, from $137.8 million in the same period of the prior year. The increase was primarily the result of a $14.9 million increase in worldwide commercial sales of our Procleix blood screening products, a $9.3 million increase in STD product sales, primarily APTIMA, and a $2.1 million increase in sales of our other diagnostic products. Procleix blood screening product sales represented $69.8 million, or 43% of product sales, for the nine months ended September 30, 2004, compared to $54.9 million, or 40% of product sales, for the nine months ended September 30, 2003.

Collaborative research revenue

     Collaborative research revenue increased $9.8 million, or 103%, to $19.3 million during the nine months ended September 30, 2004, from $9.5 million in the same period of the prior year. The increase was primarily the result of a $12.2 million increase in firm support commitment payments in connection with the WNV tests provided to United States customers through our collaboration with Chiron. This increase was partially offset by a $1.8 million decrease in revenue for reimbursement from Chiron of our development costs incurred on the Procleix Ultrio assay and a $0.5 million decrease in revenue from the NIH as our funding was completed during July 2004.

Royalty and license revenue

     Royalty and license revenue increased $16.1 million to $17.9 million in the nine months ended September 30, 2004, from $1.8 million in the same period of the prior year. The increase was attributed to $7.0 million in license fees earned from Tosoh as part of our non-exclusive licensing agreement relating to NAT technologies effective in January 2004, and $6.5 million in milestone revenue from Chiron as we began clinical trial testing in the United States of the Procleix Ultrio assay on the fully automated TIGRIS instrument. Additionally, we recognized $2.5 million in net license income from Bayer during the nine months ended September 30, 2004 for the licensing of rights to certain patented technology.

Cost of product sales

     Cost of product sales increased $7.5 million to $42.3 million, or 26% of product sales, in the nine months ended September 30, 2004, from $34.8 million, or 25% of product sales, in the same period of the prior year. The $7.5 million increase in cost of sales was principally attributed to the volume increase in product sales, higher allowances for scrap expense and the amortization of capitalized software development costs.

     Our gross profit margin on product sales decreased to 74% in the nine months ended September 30, 2004, from 75% in the same period of the prior year. The decrease was primarily the result of higher allowances for scrap expense of $2.7 million, a sales mix change toward lower margin products (including TIGRIS instruments) of $1.5 million and the amortization of capitalized software development costs of $1.0 million, partially offset by lower unit costs on sales volume increases. Additionally, our margin has benefited from certain manufacturing costs absorbed by research and development for the production of pre-commercial development lots.

Research and development

     Our research and development expenses include salaries and other personnel-related expenses, temporary personnel expenses, outside services, laboratory and manufacturing supplies, pre-commercial development lots and clinical evaluation trials. Research and development expenses increased $5.4 million to $50.0 million, or 25% of total revenues, in the nine months ended September 30, 2004, from $44.6 million, or 30% of total revenues, in the same period of the prior year. The increased spending was primarily the result of a $7.0 million increase in expenses resulting from higher staffing levels to support product development projects, a $2.7 million increase in expenses related to clinical trials for blood screening products, and a $1.2 million increase in research and development expenses from our subsidiary, Molecular Light Technology Limited (acquired in August 2003). These increases were partially offset by a $5.5 million decrease in inventory used due to lower development lot production and lower per unit costs.

Marketing and sales

     Our marketing and sales expenses include personnel costs, promotional expenses, and outside services. Marketing and sales expenses increased $3.5 million to $20.0 million, or 10% of total revenues, in the nine months ended September 30, 2004, from $16.5 million, or 11% of total revenues, in the same period of the prior year. The increased spending principally included a $2.8 million increase in salaries, benefits, commissions and other personnel related costs in our marketing and sales force to support increases in sales for our clinical diagnostic products, together with a $0.4 million increase for advertising and promotional costs related to the marketing of our TIGRIS instrument.

General and administrative

     Our general and administrative expenses include personnel costs for finance, legal, public relations, human resources and business development, as well as professional fees, such as expenses for legal, patents and auditing services. General and administrative expenses increased $8.0 million to $23.8 million, or 12% of total revenues, in the nine months ended September 30, 2004, from $15.8 million, or 11% of total revenues, in the same period of the prior year. The increased spending included a $4.3 million increase in salaries, benefits and other expenses resulting from higher staffing levels, including expenses from our majority owned subsidiary, Molecular Light Technology Limited (acquired in August 2003), a $2.7 million increase in patent and legal related expenses, primarily related to the ongoing Bayer arbitration and a $0.7 million non-cash compensation charge related to the departure of a former executive.

Total other income (expense)

     Other income (expense) generally consists of investment and interest income offset by interest expense on borrowing, minority interest, and other items. The net other income of $1,467,000 in the nine months ended September 30, 2004 represented a $44,000 decrease from the net other income of $1,511,000 in the same period of the prior year. The decrease was primarily due to a $282,000 increase in minority interest from our subsidiary, Molecular Light Technology Limited, and a $208,000 increase in realized foreign exchange rate losses from our sales to Canadian customers. These decreases were partially offset by a $434,000 increase in interest income from our short-term investments.

Income tax expense

     Income tax expense increased to $24.0 million, or 36% of pretax income, in the nine months ended September 30, 2004, from $13.4 million, or 34% of pretax income, in the same period of the prior year. The increased effective tax rate in 2004 is principally attributed to higher profits taxed at the combined Federal and state statutory tax rate of approximately 41%, and to a lesser extent the third quarter 2004 expiration of Federal research and development credits.

Liquidity and capital resources

     Historically, we have financed our operations through cash from operations, cash received from collaborative research agreements, royalty and license fees, the private placement of debt and cash from capital contributions. At September 30, 2004, we had $180.1 million of cash and cash equivalents and short-term investments.

     For the nine months ended September 30, 2004, net cash provided by operating activities was $46.4 million, compared to $32.2 million in the same period of the prior year. The increase in net cash during the nine months ended September 30, 2004 was principally the result of net income of $42.6 million, depreciation and amortization of $13.0 million, and a $4.7 million increase in accounts payable, partially offset by a $5.8 million increase in accounts receivable and a $15.7 million increase in inventory.

     Our investing activities used cash of $79.5 million for the nine months ended September 30, 2004, compared to $50.0 million in the same period of the prior year. During the nine months ended September 30, 2004, we paid an aggregate of $22.5 million to Vysis, Inc. as a pre-paid license fee to eliminate our future royalty obligations to Vysis, of which Chiron reimbursed us $5.5 million in October 2004.

     In addition, our investing activities consisted of purchases, net of proceeds of $40.2 million for short-term investments, and $15.6 million for capital expenditures. Our expenditures for capital additions vary based on the stage and number of ongoing development projects and may increase in the future related to the timing of development of new product opportunities and to support expansion of our facilities in connection with those opportunities. The average age of our property, plant and equipment is approximately five years, which gives us flexibility in planning capital expenditures.

     Net cash provided by financing activities for the nine months ended September 30, 2004, was the result of $15.8 million in proceeds from stock option exercises and purchases made through our Employee Stock Purchase Plan, or ESPP. Cash from financing activities will be affected by receipts from sales of stock under our ESPP and from the exercise of stock options. We expect fluctuations to occur throughout the year, as the amount and frequency of stock-related transactions are dependent upon the market performance of our common stock, together with other factors.

     We have an unsecured bank line of credit agreement with Wells Fargo Bank, N.A., which expires in July 2005, under which we may borrow up to $10.0 million, subject to a “borrowing base formula,” at the bank’s prime rate, or at LIBOR plus 1.0%. We have not taken advances against the line of credit since its inception. The line of credit agreement requires us to comply with various financial and restrictive covenants. Financial covenants include requirements as to tangible net worth, liabilities as a percentage of tangible net worth, the ratio of current assets to current liabilities, required minimum levels of earnings before interest, taxes, depreciation and amortization, the ratio of funded debt to earnings before interest, taxes, depreciation and amortization, and maximum levels of pre-tax and after tax losses. At December 31, 2003 and September 30, 2004, we were in compliance with all covenants and had no outstanding borrowings under this line of credit.

     In July 2004, we commenced the construction of an additional building at our Genetic Center Drive location. This new building will consist of an approximately 291,000 square foot outside shell, with approximately 160,000 square feet built out with interior improvements. The additional space that will not initially be built out will allow for future expansion. The first phase of this project is currently estimated to cost approximately $45.0 million. These costs will be capitalized as incurred and depreciation will commence upon our completion and use, which is planned for early 2006.

     We plan to implement a new Enterprise Resource Planning, or ERP, software system, which currently is estimated to represent an approximately $6.5 to $8.0 million expenditure. The majority of these costs will be capitalized and amortization will commence upon our placement of the new ERP system into service, which is currently planned for the end of 2004.

Contractual obligations and commercial commitments

     In connection with the joint development of the Procleix HIV-1/HCV assay, and as a condition for Chiron’s agreement to pay for most of the clinical trial costs related to approval of that assay, we agreed to pay the costs related to the clinical trial for the next joint development project with Chiron. Our obligation is limited to the cost incurred for the previous joint clinical trial, which was approximately $4.1 million. During the nine months ended September 30, 2004, we satisfied this obligation and will begin to bill Chiron for their share of qualifying clinical trial expenses throughout the remainder of the eSAS Ultrio and WNV projects in accordance with our agreement.

     In November 2003, we entered into a license and collaboration agreement with DiagnoCure under which we agreed to develop in collaboration with DiagnoCure, and we agreed to market, a test to detect a new gene marker for prostate cancer. Under the terms of the agreement, we agreed to pay DiagnoCure an upfront fee of $3.0 million, and future fees and contract development payments of up to $7.5 million over the three year term that commenced in November 2003. As of September 30, 2004, approximately $6.9 million remains to be paid to DiagnoCure pursuant to this obligation during the remainder of this three year term.

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

     Our operating results have fluctuated in the past and are likely to continue to do so in the future. Our revenues are unpredictable and may fluctuate due to changes in demand for our products, the timing of the execution of customer contracts and the initiation or termination of corporate collaboration agreements. Our product revenues, particularly in bloodscreening, may vary significantly from quarter to quarter based upon fluctuations in blood donations and reportable bloodscreening results. A significant portion of our costs also can vary substantially between quarterly or annual reporting periods. For example, the total amount of research and development costs in a period often depends on the amount of research and development costs we incur in connection with manufacturing developmental lots and clinical trial lots. We incurred substantial costs of manufacturing these lots in 2003 and during the first three quarters of 2004 and will continue to incur expense through the remainder of 2004 and beyond as we seek FDA approval of our Procleix Ultrio assay and the WNV assay. Moreover, a variety of factors may affect our ability to make accurate forecasts regarding our operating results. For example, our blood screening products and some of our clinical diagnostic products, such as APTIMA Combo 2, have a relatively limited sales history, which limits our ability to project future sales accurately. Our share of revenue from commercial sales of assays that test for HCV under our blood screening collaboration with Chiron decreased to 45.75% of net revenues as of January 1, 2004, as a result of the amendment to our collaboration agreement with Chiron at the beginning of this year. In addition, we base our internal projections of our international sales on projections prepared by our distributors of these products. Because of all of these factors, our operating results in one or more future quarters may fail to meet or exceed financial guidance we may provide from time to time and the expectations of securities analysts or investors, which could cause our stock price to decline.

We are dependent on Chiron and other third parties for the distribution of some of our products. If conflicts arise with our distributors or other parties with whom we have a commercial relationship or any of our distributors or these other parties terminates its relationship with us or fails to adequately perform, our product sales will suffer and any such conflicts may lead to legal actions or other outcomes that may have a material adverse effect on our business.

     We rely on Chiron to distribute our blood screening products and Bayer to distribute some of our viral clinical diagnostic products. Commercial product sales by Chiron accounted for 35% of our total revenues for the nine months ended September 30, 2004 and 37% of our total revenues for 2003. Our agreements with Chiron and Bayer will terminate in 2010 unless extended. Both the Chiron and Bayer agreements can be extended by the development of new products under the agreements, in which case they will expire upon the later of the end of the original term or five years after the first commercial sale of the last new product developed during the original term.

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

     In November 2002, we initiated an arbitration proceeding against Bayer in connection with our clinical diagnostic collaboration. Under the terms of the collaboration agreement, Bayer acquired the exclusive right to distribute nucleic acid diagnostic tests designed and developed by us for the detection of HIV, hepatitis virus and other specified viruses, subject to specific conditions. Our demand for arbitration stated that Bayer has failed to fulfill the conditions required to maintain exclusive distribution rights. Accordingly, we are seeking confirmation that the agreement grants us, in the present circumstances, a co-exclusive right to directly distribute the viral diagnostic tests that are the subject of the agreement. In November 2003, Bayer filed a counterclaim for money damages based on alleged delays in the development of the TIGRIS instrument and certain assays, and other claims. The hearing on the matter began on September 13, 2004 and closing arguments were concluded on November 3, 2004. In accordance with the underlying agreement, the arbitrator has 30 days to render an opinion following the conclusion of certain pending motions. There can be no assurances as to the final outcome of the arbitration.

     We rely upon bioMérieux for distribution of some of our products in most of Europe, Rebio Gen, Inc. for distribution of some of our products in Japan and various independent distributors for distribution of our products in other regions. Our distribution agreement with bioMérieux terminates on May 1, 2006, although it may terminate earlier under certain circumstances. The distribution rights revert back to Gen-Probe upon termination. Our distribution agreement with Rebio Gen terminates on December 31, 2005.

     From time to time these and other conflicts or disputes may arise with our distributors or other parties with whom we have a commercial relationship. These conflicts or disputes may lead to legal actions, adverse judgments or other outcomes that may have a material adverse effect on our business, financial condition or results of operations.

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

     In the markets for clinical diagnostic products, a number of competitors, including F. Hoffmann-La Roche Ltd. and its subsidiary, Roche Molecular Diagnostics, Inc., Abbott Laboratories, Becton Dickinson and Company and bioMérieux S.A., compete with us for product sales, primarily on the basis of technology, quality, reputation, accuracy, ease of use, price, reliability, the timing of new product introductions and product line offerings. In markets outside of the United States, other factors, including local distribution systems, complex regulatory environments and differing medical philosophies and product preferences, influence competition as well. Some of our competitors have, and in the future these and other competitors may have, significantly greater financial, marketing, sales, manufacturing, distribution and technological resources than us. Moreover, these companies may have substantially greater expertise in conducting clinical trials and research and development, greater ability to obtain necessary intellectual property licenses and greater brand recognition than we do. In addition, we have licensed some of our proprietary technology relating to certain clinical diagnostic and food pathogen applications for use on a specific instrument to bioMérieux, and have granted bioMérieux an option to access our ribosomal RNA technologies for certain other instruments, and we may license other technologies to potential competitors in the future. As a result, we may in the future compete with bioMérieux and these other licensees for sales of products incorporating our technology. Our competitors may be in a stronger position to respond quickly to new or emerging technologies, may be able to undertake more extensive marketing campaigns, may adopt more aggressive pricing policies and may be more successful in attracting potential customers, employees and strategic partners than we are.

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

     Historically, a limited number of customers has accounted for a significant portion of our total revenues, and we do not have any long-term commitments with these customers other than our collaboration agreement with Chiron. Our blood screening collaboration with Chiron accounted for 46% of our total revenues for the nine months ended September 30, 2004 and 42% of our total revenues for 2003. Our blood screening collaboration with Chiron is largely dependent on two large customers in the United States, The American Red Cross and America’s Blood Centers, although we did not receive any revenues directly from those entities. Chiron was our only customer that accounted for greater than 10% of our total revenues for the nine months ended September 30, 2004. In addition, Quest Diagnostics Incorporated, Laboratory Corporation of America Holdings and various state and city public health agencies accounted for an aggregate of 20% of our total revenues for the nine months ended September 30,

2004 and 21% of our total revenues for 2003. Although state and city public health agencies are legally independent of each other, they tend to act similarly with respect to their product purchasing decisions. We anticipate that our operating results will continue to depend to a significant extent upon revenues from a small number of customers. The loss of any of our key customers, or a significant reduction in sales to those customers, could significantly reduce our revenues.

The intellectual property rights on which we rely to protect the technologies underlying our products may be inadequate to prevent third parties from using our technologies or developing competing products.

     Our success will depend in part on our ability to obtain patent protection for, or maintain the secrecy of, our proprietary products, processes and other technologies for development of blood screening and clinical diagnostic products and instruments. Although we have 199 United States patents and 188 foreign patents, these patents, or any patents that we may own or license in the future, may not afford meaningful protection for our technology and products. The pursuit and assertion of a patent right, particularly in areas like nucleic acid diagnostics and biotechnology and the diagnostic products industry, involve complex determinations and, therefore, are characterized by substantial uncertainty. In addition, the laws governing patentability and the scope of patent coverage continue to evolve, particularly in biotechnology and the diagnostic products industry. As a result, patents might not issue from certain of our patent applications or from applications licensed to us. In addition, all of our existing patents will expire by May 1, 2021, and the patents we may obtain in the future also will expire over time.

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

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which we adopted effective on January 1, 2002. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statement. As of September 30, 2004, we had goodwill and intangible assets valued at approximately $65.6 million, including $24.1 million of capitalized software relating to the TIGRIS instrument, which we began amortizing during the second quarter of 2004, and $22.9 million of capitalized patents, license fees and purchased intangibles that have been included in “Intangible and other assets” on the face of our balance sheet. At December 31, 2003, we performed our annual impairment tests of goodwill and indefinite lived intangible assets to determine if an impairment charge should be recognized under SFAS No. 142 and determined that there had been no impairments at that time. In the future, we will continue to test for impairment at least annually. These tests may result in a determination that the assets have been impaired. If at any time we determine that an impairment has occurred, we will be required to reflect the impaired value as a charge, resulting in a reduction in earnings in the quarter such impairment is identified and a corresponding reduction in our net asset value. A material reduction in earnings resulting from such a charge could cause us to fail to be profitable in the period in which the charge is taken or otherwise to fail to meet the expectations of investors and securities analysts, which could cause the price of our stock to decline.

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

     Sales of our products outside the United States accounted for 14% of our total revenues for the nine months ended September 30, 2004 and 13% of our total revenues for all of 2003. Sales by Chiron outside of the United States accounted for 53% of our international revenues for the nine months ended September 30, 2004 and 58% of our international revenues for all of 2003. Chiron has responsibility for the international distribution of our blood screening products, which includes sales in France, Australia, Singapore, New Zealand, Italy and other countries. Our sales in France and Japan that were not made through Chiron accounted for 11% and 7%, respectively, of our international sales for the nine months ended September 30, 2004 and 16% and 10%, respectively, for all of 2003.

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

     The clinical diagnostic and blood screening products we design, develop, manufacture and market are subject to rigorous regulation by the FDA and numerous other federal, state and foreign governmental authorities. The process of obtaining regulatory approvals, particularly from the FDA and some foreign governmental authorities, to market our products can be costly and time consuming, and approvals might not be granted for future products on a timely basis, if at all. For example, we were prohibited from commercially marketing our blood screening products in the United States until we obtained approval of our Biologics License Application, or BLA, from the FDA’s Center for Biologic Evaluation and Research. Although we submitted a BLA to the FDA for the Procleix Ultrio blood screening assay in September 2004, there is no guarantee that the FDA will approve such application. We generally are prohibited from marketing our clinical diagnostic products in the United States unless we obtain either 510(k) clearance or premarket approval from the FDA. Delays in receipt of, or failure to obtain, clearances or approvals for future products could result in delayed, or no, realization of product revenues from new products or in substantial additional costs which could decrease our profitability.

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

     In August 2003, we acquired a majority of the outstanding shares of Molecular Light Technology Limited and its subsidiaries and in the future we may acquire additional businesses or technologies, or enter into strategic transactions. Managing these acquisitions and any future acquisitions will entail numerous operational and financial risks, including:

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

     A change in accounting standards or practices or a change in existing taxation rules or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and taxation rules and varying interpretations of accounting pronouncements and taxation practice have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, any changes requiring that we record compensation expense in the statement of operations for employee stock options using the fair value method or changes in existing taxation rules related to stock options could have a significant negative effect on our reported results. Several agencies and entities are considering, and the Financial Accounting Standards Board has announced, proposals to change generally accepted accounting principles in the United States that, if implemented, would require us to record charges to earnings for employee stock option grants. This pending requirement would negatively impact our earnings. For example, recording a charge for employee stock options under SFAS No. 123, “Accounting for Stock-Based Compensation,” would have reduced our net income by $2.9 million and $0.9 million for the three months ended September 30, 2004 and 2003, and $7.2 million and $1.4 million for the nine months ended September 30, 2004 and 2003, respectively.

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

Investor confidence and share value may be adversely impacted if our independent auditors are unable to provide us with the attestation of the adequacy of our internal controls over financial reporting as of December 31, 2004, as required by Section 404 of the Sarbanes-Oxley Act of 2002.

     As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on our internal controls over financial reporting in our annual reports on Form 10-K that contains an assessment by management of the effectiveness of our internal controls over financial reporting. In addition, our independent auditors must attest to and report on management’s assessment of the effectiveness of our internal controls over financial reporting. This requirement will first apply to our Annual Report on Form 10-K for the fiscal year ending December 31, 2004. How companies should be implementing these new requirements including internal control reforms, if any, to comply with Section 404’s requirements, and how independent auditors will apply these new requirements and test companies’ internal controls, are subject to uncertainty. Although we are diligently and vigorously reviewing our internal controls over financial reporting to comply with the new Section 404 requirements, if our independent auditors are not satisfied with our internal controls over financial reporting or the level at which these controls are documented, designed, operated or reviewed, or if the independent auditors interpret the requirements, rules or regulations differently than we do, then they may decline to attest to management’s assessment or may issue a report that is qualified. This could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements or sanction or investigation by regulatory authorities, which ultimately could negatively impact the market price of our shares.

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

     We are exposed to foreign exchange risk for expenditures in certain foreign countries, but the total receivables and payables denominated in foreign currencies at September 30, 2004 were not material. We believe that our business operations are not exposed to market risk relating to commodity price risk.

Item 4. Controls and Procedures

     As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the quarter ended September 30, 2004.

      An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any change in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are also completing our detailed assessment of our internal controls over financial reporting in order to comply with Section 404 of the Sarbanes-Oxley Act of 2002. That evaluation has included certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. The changes made to our internal control over financial reporting during the three months ended September 30, 2004 have not materially affected, nor are they reasonably likely to materially affect, our internal control over financial reporting.

      We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our current and periodic reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     A description of our material pending legal proceedings is disclosed in Note 10 – Litigation of the Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of this report and is incorporated by reference herein. See “Notes to Condensed Consolidated Financial Statement – Note 11 – Litigation.” We are also engaged in other legal actions arising in the ordinary course of our business and believe that the ultimate outcome of these actions will not have a material adverse effect on our business, financial condition or results of operations. However, due to the uncertainties inherent in litigation, no assurance can be given as to the outcome of these proceedings. If any of these matters were resolved in a manner unfavorable to us, our business, financial condition and results of operations would be harmed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     On September 10, 2004, our Board of Directors converted prior grants of an aggregate of 40,000 shares of restricted common stock previously issued to Mr. Henry L. Nordhoff, our president and chief executive officer, in August 2003 and June 2004 under The 2003 Incentive Award Plan of Gen-Probe Incorporated, into 40,000 shares of deferred issuance restricted stock awards. The previously issued 40,000 shares of restricted common stock were cancelled in exchange for the 40,000 shares of deferred issuance restricted stock awards, which are subject to the same vesting terms as the prior restricted stock awards. Subject to Mr. Nordhoff’s continued service to Gen-Probe as an employee, director or consultant, 20,000 shares subject to the award vest as follows: 10,000 shares will vest on August 15, 2005, 5,000 shares will vest on August 15, 2006 and 5,000 shares will vest on August 15, 2007; the remaining 20,000 shares will vest as follows: 5,000 shares will vest on June 1, 2005, then 1/48th of the remaining shares vest monthly thereafter over the following three years. Subject to vesting in accordance with their terms, the vested deferred issuance restricted stock awards will be issued to Mr. Nordhoff on the earlier of: (a) 20,000 on August 15, 2007 and 20,000 on June 1, 2008; or (b)  upon the termination of his employment with us.

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Maximum Number (or
Approximate Dollar
			Total Number of	Value) of Shares
			Shares (or Units)	(or Units) that May
	Total Number of		Purchased as Part of	Yet Be Purchased
	Shares (or Units)	Average Price Paid	Publicly Announced	Under the Plans or
Period	Purchased	per Share (or Unit)	Plans or Programs	Programs
September 10, 2004	40,000	*	-0-	-0-

*	Consideration was exchange for cancellation of prior grant of an aggregate of 40,000 shares of restricted common stock.

Item 6. Exhibits

Exhibits

Exhibit
Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of Gen-Probe Incorporated.

3.2(1)	Amended and Restated Bylaws of Gen-Probe Incorporated.

3.3(5)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Gen-Probe Incorporated.

3.4(5)	Certificate of Designations of the Series A Junior Participating Preferred Stock of Gen-Probe Incorporated.

4.1(1)	Specimen common stock certificate.

4.2(2)	Rights Agreement, dated as of September 16, 2002, between Gen-Probe Incorporated and Mellon Investor Services LLC, which includes the form of Certificate of Designations of the Series A Junior Participating Preferred Stock of Gen-Probe Incorporated as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C.

4.4(3)	First Amendment to Rights Agreement, dated October 9, 2002, between Gen-Probe Incorporated and Mellon Investor Services LLC.

4.5(4)	Second Amendment to Rights Agreement, dated November 20, 2003.

10.75 †	The 2000 Equity Participation Plan Forms of Agreements and Grant Notices.

10.76†	The 2002 New Hire Stock Option Plan Form of Agreement and Grant Notice.

10.77†	The 2003 Incentive Award Plan Form of Agreement and Grant Notice.

10.78†	The 2003 Incentive Award Plan Form of Restricted Stock Award Agreement and Grant Notice.

10.79†	Settlement Agreement entered into September 17, 2004 by and between Gen-Probe Incorporated and Vysis, Inc. *

10.80†	Amendment to Nonexclusive License Agreement under Vysis’ Collins Patents entered into September 17, 2004 by and between Gen-Probe Incorporated and Vysis, Inc. *

10.81†	Ribosomal Nucleic Acid License and Option Agreement (for Easy Q Instrument) dated September 30, 2004 by and between Gen-Probe Incorporated and bioMérieux B.V. *

10.81(a)†	Guarantee Agreement dated September 30, 2004 by bioMérieux SA, on behalf of its subsidiary bioMérieux, Inc., in favor of Gen-Probe Incorporated.

10.82†	Ribosomal Nucleic Acid License and Option Agreement (for GeneXpert Instrument) dated September 30, 2004 by and between Gen-Probe Incorporated and bioMérieux, Inc. *

10.82(a)†	Guarantee Agreement dated September 30, 2004, by bioMérieux SA, on behalf of its subsidiary bioMérieux b.v., in favor of Gen-Probe Incorporated.

10.83 †	Side Letter dated October 1, 2004 by and between Gen-Probe Incorporated, bioMérieux B.V., and bioMérieux, Inc. *

10.84 †	License Agreement entered into September 30, 2004 by and between Gen-Probe Incorporated and bioMérieux B.V. *

10.85 †	Vidas Termination Agreement entered into September 30, 2004 by and between Gen-Probe Incorporated and bioMérieux, Inc.*

Exhibit
Number	Description
10.86†	Deferred Issuance Restricted Stock Conversion Agreement, Deferred Issuance Award Agreement and Election Agreement between Gen-Probe Incorporated and Henry L. Nordhoff, dated October 8, 2004.

31.1†	Certification dated November 9, 2004, of Principal Executive Officer required pursuant to 18 USC. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification dated November 9, 2004, of Principal Financial Officer required pursuant to 18 USC. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification dated November 9, 2004, of Principal Executive Officer required pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification dated November 9, 2004, of Principal Financial Officer required pursuant to 18 USC. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith.

(1)	Incorporated by reference to Gen-Probe’s Amendment No. 2 to Registration Statement on Form 10 filed with the SEC on August 14, 2002.

(2)	Incorporated by reference to Gen-Probe’s Report on Form 8-K filed with the SEC on September 17, 2002.

(3)	Incorporated by reference to Gen-Probe’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2002.

(4)	Incorporated by reference to Gen-Probe’s Report on Form 8-K filed with the SEC on November 21, 2003.

(5)	Incorporated by reference to Gen-Probe’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2004.

*	Gen-Probe has requested confidential treatment with respect to certain portions of this exhibit. The confidential portions of this exhibit are marked by an asterisk and have been omitted and filed separately with the SEC pursuant to Gen-Probe’s request for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: November 9, 2004	By:	/s/ Henry L. Nordhoff

Henry L. Nordhoff
Chairman, President and Chief Executive
Officer (Principal Executive Officer)

DATE: November 9, 2004	By:	/s/ Herm Rosenman

Herm Rosenman
Vice President - Finance and Chief
Financial Officer (Principal Financial
Officer and Principal Accounting Officer)