Form 10-Q
period 2005-06-30
GEN PROBE INC
filed 2005-08-04
CIK 820237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number 001-31279
GEN-PROBE INCORPORATED
(Exact Name of Registrant as Specified in Its Charter)

Delaware	33-0044608
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

10210 Genetic Center Drive
San Diego, CA	92121
(Address of Principal Executive Offices)	(Zip Code)
(858) 410-8000
(Registrant’s Telephone Number, Including Area Code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     As of July 31, 2005, there were 50,696,334 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

GEN-PROBE INCORPORATED

FORM 10-Q

Page
PART I
Item 1. Financial Statements	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3. Quantitative and Qualitative Disclosures about Market Risk	35
Item 4. Controls and Procedures	35
PART II
Item 1. Legal Proceedings	36
Item 4. Submission of Matters to a Vote of Security Holders
Item 6. Exhibits
SIGNATURES
EXHIBIT 10.84
EXHIBIT 10.85
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

GEN-PROBE INCORPORATED
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30,	December 31,
	2005	2004
	(unaudited)
Current assets:
Cash and cash equivalents	$32,502	$25,498
Short-term investments	170,354	168,328
Trade accounts receivable, net of allowance for doubtful accounts of $730 at June 30, 2005 and $664 at December 31, 2004, respectively	29,627	21,990
Accounts receivable — other	1,177	3,136
Inventories	31,851	27,308
Deferred income taxes	7,951	7,725
Prepaid expenses	15,408	11,910
Other current assets	2,267	2,054

Total current assets	291,137	267,949
Property, plant and equipment, net	88,736	76,651
Capitalized software	22,209	23,466
Goodwill	18,621	18,621
License and manufacturing access fees	44,360	24,395

Total assets	$465,063	$411,082

Current liabilities:
Accounts payable	13,292	6,729
Accrued salaries and employee benefits	10,741	11,912
Other accrued expenses	4,341	4,451
Income tax payable	5,261	1,188
Deferred revenue	12,481	9,467

Total current liabilities	46,116	33,747
Deferred income taxes	9,187	9,187
Deferred revenue	4,667	5,000
Deferred rent	280	309
Minority interest	—	1,810
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.0001 par value per share; 20,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.0001 par value per share; 200,000,000 shares authorized, 50,665,626 and 50,035,490 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	5	5
Additional paid-in capital	267,113	248,767
Deferred compensation	(1,777)	(1,104)
Accumulated other comprehensive income	1	807
Retained earnings	139,471	112,554

Total stockholders’ equity	404,813	361,029

Total liabilities and stockholders’ equity	$465,063	$411,082

See accompanying notes to consolidated financial statements.

GEN-PROBE INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenues:
Product sales	$65,131	$52,600	$124,710	$107,630
Collaborative research revenue	6,678	7,007	13,022	13,738
Royalty and license revenue	1,085	1,618	3,990	16,343

Total revenues	72,894	61,225	141,722	137,711
Operating expenses:
Cost of product sales	20,350	13,164	35,848	27,028
Research and development	17,408	15,896	36,091	34,315
Marketing and sales	7,384	6,578	14,810	13,390
General and administrative	7,780	7,476	14,971	14,759

Total operating expenses	52,922	43,114	101,720	89,492

Income from operations	19,972	18,111	40,002	48,219
Total other income, net	1,001	21	2,082	698

Income before income taxes	20,973	18,132	42,084	48,917
Income tax expense	7,517	6,371	15,167	17,428

Net income	$13,456	$11,761	$26,917	$31,489

Net income per share:
Basic	$0.27	$0.24	$0.53	$0.64

Diluted	$0.26	$0.23	$0.51	$0.62

Weighted average shares outstanding:
Basic	50,550	49,302	50,414	49,103

Diluted	52,315	51,402	52,339	51,200

See accompanying notes to consolidated financial statements.

GEN-PROBE INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2005	2004
Operating activities
Net income	$26,917	$31,489
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,038	8,361
Stock compensation charges	266	199
Loss on disposal of property and equipment	59	27
Stock option income tax benefits	6,451	2,220
Changes in assets and liabilities:
Accounts receivable	(5,760)	(6,460)
Inventories	(4,549)	(10,114)
Prepaid expenses	(3,498)	(5,740)
Other current assets	(213)	612
Accounts payable	6,574	1,565
Accrued salaries and employee benefits	(1,171)	(1,091)
Other accrued expenses	(72)	(1,412)
Income tax payable	4,093	8,066
Deferred revenue	2,681	3,760
Deferred income taxes	(275)	1,662
Deferred rent	(29)	(10)
Minority interest	—	249

Net cash provided by operating activities	42,512	33,383

Investing activities
Proceeds from sales and maturities of short-term investments	51,532	108,958
Purchases of short-term investments	(53,647)	(153,173)
Cash paid for acquisition of minority interest in Molecular Light Technology	(1,539)	—
Purchases of property, plant and equipment	(20,162)	(8,824)
Capitalization of intangible assets, including manufacturing and license fees	(21,822)	(554)
Other assets	(583)	(394)

Net cash used in investing activities	(46,221)	(53,987)

Financing activities
Proceeds from issuance of common stock	10,956	12,269

Net cash provided by financing activities	10,956	12,269

Effect of exchange rate changes on cash and cash equivalents	(243)	314

Net increase (decrease) in cash and cash equivalents	7,004	(8,021)
Cash and cash equivalents at the beginning of the period	25,498	35,973

Cash and cash equivalents at the end of the period	$32,502	$27,952

Supplemental disclosure of cash flow information:
Cash paid for:
Income taxes	$4,253	$6,587

Interest	$148	$9

See accompanying notes to consolidated financial statements.

Notes to the Consolidated Financial Statements (unaudited)
Note 1 — Basis of presentation
     The accompanying interim consolidated financial statements of Gen-Probe Incorporated (“Gen-Probe” or the “Company”) at June 30, 2005, and for the three and six month periods ended June 30, 2005 and 2004, are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In management’s opinion, the unaudited financial statements include all adjustments, consisting only of normal recurring accruals, necessary to state fairly the financial information therein, in accordance with U.S. GAAP. Interim results are not necessarily indicative of the results which may be reported for any other interim period or for the year ending December 31, 2005.
     These unaudited consolidated financial statements and footnotes thereto should be read in conjunction with the audited financial statements and footnotes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
Note 2 — Reporting periods
     The Company historically operated and reported on fiscal periods ending on the Friday closest to the end of the month except for year-end, which has closed on December 31. For ease of presentation, the 2004 quarterly periods were deemed to end on March 31, June 30, September 30 and December 31. Beginning in 2005, coinciding with the Company’s implementation of a new enterprise resource planning system, the Company’s fiscal quarters now end on March 31, June 30, September 30 and December 31. The three months ended June 30, 2005 included the same number of business days compared to the same period in the prior year, while the six months ended June 30, 2005 included one less business day compared to the same period in the prior year.
Note 3 — Summary of significant accounting policies
Recent accounting pronouncement
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued revised Statement No. 123 (“SFAS No. 123(R)”) “Share-Based Payment,” which requires companies to expense the estimated fair value of all share-based payments to employees, including grants of employee stock options. Pro forma disclosure is no longer an alternative. In March 2005, the Securities and Exchange Commission (“SEC”) released SEC Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment.” SAB No. 107 provides the SEC staff’s position regarding the valuation of share-based payment arrangements for public companies. In April 2005, the SEC adopted a rule that will effectively require the Company to implement SFAS No. 123(R) beginning on January 1, 2006.
     As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using the intrinsic value method of Opinion No. 25 issued by the Accounting Principles Board and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)’s fair value method will have a significant impact on the Company’s statements of income, although it will have no impact on the Company’s overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note 4 to the consolidated financial statements. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current standards. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized for excess tax deductions were $6,451,000 and $2,220,000 for the six month periods ended June 30, 2005 and 2004, respectively.
     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — an amendment of ARB 43, Chapter 4”. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, it requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after July 15, 2005. The Company does not believe the adoption of this standard will have a material impact on its financial position or results of operations.
     In December 2004, the FASB issued FASB Staff Position No. FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, for the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (“SFAS No. 109-1”). SFAS No. 109-1 clarifies that the deduction will be treated as a “special deduction” as described in Statement of

Financial Accounting Standards No. 109, “Accounting for Income Taxes.” As such, the special deduction has no effect on deferred tax assets and liabilities existing at the date of enactment. The impact of the deduction will be reported in the period in which the deduction is claimed. The Company is currently assessing the impact of SFAS No. 109-1 on its consolidated financial statements.
Contingencies
     Contingent gains/losses are not recorded in the Company’s financial statements since this accounting treatment could result in the recognition of gains/losses that might never be realized. The Company is currently involved in arbitration proceedings with Bayer Corporation, or Bayer, concerning the parties’ collaboration for the development and sale of nucleic acid diagnostic tests for viral organisms. The Company received an arbitration award in tentative form in April 2005 and in interim form in June 2005. The arbitrator found, among other things, that Bayer is required to reimburse the Company $2.0 million for the Company’s legal fees and expenses related to the arbitration proceedings. The arbitrator’s decision in this matter is subject to a right of appeal to an arbitration panel. Upon receipt of the final arbitration award and receipt of cash, if any, to reimburse the Company’s legal fees and expenses, the Company expects to record the proceeds as a credit to expense either (i) within the General and Administrative (“G&A”) financial statement line item where the legal fees and expenses were previously recorded or (ii) as a separate arbitration award operating expense line item.
Principles of consolidation
     The consolidated financial statements of the Company include the accounts of the Company and its subsidiaries, Gen-Probe Sales & Service, Inc., Gen-Probe Canada, Inc., Gen-Probe UK Limited (“GPUK”) and Molecular Light Technology Limited (“MLT”) and its subsidiaries. MLT and its subsidiaries are consolidated into the Company’s financial statements one month in arrears. All intercompany transactions and balances have been eliminated in consolidation.
     In May 2005, the Company paid $1,539,000 plus accrued interest, in cash, to acquire the remaining outstanding shares of MLT, giving the Company a total ownership of 100% as of June 30, 2005. As such, the minority interest on the balance sheet has been eliminated as of June 30, 2005 and all future earnings (losses) of this subsidiary will be 100% consolidated into the Company’s consolidated financial statements.
Use of estimates
     The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. These estimates include assessing the collectibility of accounts receivable, valuation of inventories and long-lived assets. Actual results could differ from those estimates.
Foreign currencies
     The functional currency of the Company’s wholly-owned subsidiaries, GPUK and MLT (and its subsidiaries), is the British pound. Accordingly, all balance sheet accounts of these subsidiaries are translated into United States dollars using the exchange rate in effect at the balance sheet date, and revenues and expenses are translated using the average exchange rates in effect during the period. The gains and losses from foreign currency translation of the financial statements of these subsidiaries are recorded directly as a separate component of stockholders’ equity under the caption “Accumulated other comprehensive income.”
Reclassifications
     Certain prior year amounts have been reclassified to conform with the current year presentation.
Note 4 — Stock-based compensation
     In each of May 2005 and June 2004, the Company granted to its chief executive officer 20,000 shares of Deferred Issuance Restricted Stock Awards under The 2003 Incentive Award Plan of Gen-Probe Incorporated (the “2003 Plan”), resulting in deferred compensation of $871,000 and $839,000, respectively, associated with these grants. The deferred compensation has been determined in accordance with SFAS No. 123 as the fair value of the consideration received and is being amortized to expense on a straight-line basis over the vesting periods (48 months) of the Deferred Issuance Restricted Stock Awards.
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
     As required under SFAS No. 123, “Accounting for Stock-Based Compensation,” the pro forma effects of stock-based compensation on net income and earnings per share have been estimated at the date of grant using the minimum value option pricing model from the stock option plan inception date in 2000 through September 15, 2002 and the Black-Scholes option-pricing model for all option grants made subsequent to that date. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no restrictions and are fully transferable and negotiable in a free trading market. The Black-Scholes model does not consider the employment, transfer or vesting restrictions that are inherent in the Company’s employee stock options. Use of an option valuation model, as required by SFAS No. 123, includes highly subjective assumptions based on long-term predictions, including the expected stock price volatility and average life of each stock option grant. For the three and six month periods ended June 30, 2005 and 2004, the following weighted average assumptions were used:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Risk-free interest rate	3.79%	3.60%	3.72%	3.19%
Volatility	54%	64%	56%	66%
Expected life (years)	5.2	4.0	4.8	4.0
Dividend yield	0%	0%	0%	0%
Resulting average fair value	$22.44	$20.68	$22.85	$18.64
     The fair value of each purchase right issued under the Company’s Employee Stock Purchase Plan (“ESPP”) for the three and six month periods ended June 30, 2005 and 2004 was estimated on the date of grant using the Black-Scholes pricing model. The following weighted average assumptions were used:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Risk-free interest rate	2.60%	1.0%	2.60%	1.0%
Volatility	59%	66%	59%	59%
Expected life (years)	0.5	0.5	0.5	0.5
Dividend yield	0%	0%	0%	0%
Resulting average fair value	$7.63	$6.33	$7.63	$5.46
     Had compensation expense for stock options granted been determined based on the fair value of the options at the date of grant, consistent with SFAS No. 123 accounting, the Company’s net income and net income per share would have been as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income:
As reported	$13,456	$11,761	$26,917	$31,489
Stock-based employee compensation expense included in reported net income, net of related tax effects	65	33	119	55
Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,274)	(2,397)	(7,869)	(4,289)

Pro forma net income	$9,247	$9,397	$19,167	$27,255

Net income per share:
As reported
Basic	$0.27	$0.24	$0.53	$0.64
Diluted	$0.26	$0.23	$0.51	$0.62
Pro forma
Basic	$0.18	$0.19	$0.38	$0.56
Diluted	$0.18	$0.18	$0.37	$0.53
     The pro forma effects on net income for the three and six month periods ended June 30, 2005 and 2004 are not likely to be representative of the effects on reported net income in future years.
Note 5 — Net income per share
     The Company computes net income per share in accordance with SFAS No. 128, “Earnings Per Share,” and SAB No. 98. Under the provisions of SFAS No. 128, basic net income per share is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period.
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
     The following table sets forth the computation of net income per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income	$13,456	$11,761	$26,917	$31,489

Weighted average shares outstanding — Basic	50,550	49,302	50,414	49,103
Effect of dilutive common stock options outstanding	1,765	2,100	1,925	2,097

Weighted average shares outstanding — Diluted	52,315	51,402	52,339	51,200
Net income per share:
Basic	$0.27	$0.24	$0.53	$0.64

Diluted	$0.26	$0.23	$0.51	$0.62

     Dilutive securities include common stock options subject to vesting. Potentially dilutive securities totaling 227,635 and 225,636 for the three month periods ended June 30, 2005 and 2004, respectively, and 177,568 and 185,553 shares for the six month periods ended June 30, 2005 and 2004, respectively, were excluded from the calculation of diluted earnings per share because of their anti-dilutive effect.

Note 6 — Comprehensive income
     Comprehensive income is comprised of net income and other comprehensive income (loss), which includes certain changes in stockholders’ equity such as foreign currency translation of the financial statements of our subsidiaries, and unrealized gains and losses on our available for sale securities.
     Components of comprehensive income, net of income taxes, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income	$13,456	$11,761	$26,917	$31,489

Foreign currency translation adjustment	(508)	(412)	(318)	504
Change in unrealized gain (loss) on investments	337	(196)	(488)	(373)

Comprehensive income	$13,285	$11,153	$26,111	$31,620

Note 7 — Intangible assets by asset class and related accumulated amortization
     The Company’s intangible assets and related accumulated amortization consisted of the following (in thousands):

	June 30, 2005			December 31, 2004
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Intangible assets subject to amortization:
Capitalized software	$25,142	$2,933	$22,209	$25,142	$1,676	$23,466
Patents	15,527	14,427	1,100	15,305	14,062	1,243
Purchased intangible assets	33,636	32,162	1,474	33,636	31,994	1,642
License and manufacturing access fees	43,626	2,068	41,558	22,026	752	21,274

Total	$117,931	$51,590	$66,341	$96,109	$48,484	$47,625

Goodwill	$26,298	$7,677	$18,621	$26,298	$7,677	$18,621

     In February 2005, the Company entered into a Supply and Purchase Agreement with F. Hoffman-La Roche Ltd. and its affiliate Roche Molecular Systems, Inc. (“Roche”). Under this agreement, Roche agreed to manufacture and supply to Gen-Probe DNA probes for human papillomavirus (“HPV”). The Company plans to use these probes in molecular diagnostic assays. Pursuant to the agreement, the Company paid Roche manufacturing access fees of $20.0 million in May 2005 and will pay $10.0 million within 10 days of the occurrence of certain future commercial events. The Company also agreed to pay Roche transfer fees for the HPV products. The initial $20.0 million manufacturing access fee has been recorded as an intangible asset which, upon commercialization of the Company’s HPV products, is expected to be amortized to cost of product sales over the economic life of the products.
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
Note 8 — Inventories
     Net inventories are comprised of the following (in thousands):

	June 30,	December 31,
	2005	2004
Raw materials and supplies	$4,796	$5,345
Work in process	15,159	10,429
Finished goods	11,896	11,534

	$31,851	$27,308

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
     The Company currently estimates its annual effective income tax rate to be approximately 36% for 2005, compared to the actual 35.5% effective income tax rate in 2004. The Company expects that it will have sufficient taxable income after stock option related deductions to utilize the majority of its deferred tax assets.
     Tax benefits of $6,451,000 and $2,220,000 in the six month periods ended June 30, 2005 and 2004, respectively, related to employee stock options and stock purchase plans, were credited to stockholders’ equity.
Note 10 — Stockholders’ equity
     During the three and six month periods ended June 30, 2005, options to purchase 175,931 and 581,826 shares of the Company’s common stock were exercised by Gen-Probe employees at a weighted average exercise price of $15.94 and $16.34, respectively. The Company also issued 765 and 1,511 shares of common stock at fair market value during the three and six month periods ended June 30, 2005, respectively, to members of the Board of Directors as partial consideration for services rendered. The Company recognized expense for these shares issued to the members of the Board of Directors during the three and six month periods ended June 30, 2005, of $34,088 and $68,054, respectively, which was equal to the fair market value on the dates of issuance. Employees purchased 46,799 shares of the Company’s common stock at $30.94 per share during the six months ended June 30, 2005 pursuant to the Company’s ESPP.
     Changes in stockholders’ equity for the six months ended June 30, 2005 were as follows (in thousands):

Balance at December 31, 2004	$361,029
Net income	26,917
Other comprehensive income	(806)
Net proceeds from the issuance of common stock	9,509
Purchase of common shares through ESPP	1,447
Issuance of common stock to board members	68
Amortization of deferred compensation	198
Tax benefit from the exercise of stock options	6,451

Balance at June 30, 2005	$404,813

Note 11 — Deferred compensation plan
     On May 18, 2005, the Company’s Board of Directors approved the adoption of a Deferred Compensation Plan (the “Plan”), which became effective as of June 30, 2005. The Plan allows certain highly compensated management, key employees and directors of the Company to defer up to 80% of annual base salary or director fees and up to 100% of annual bonus compensation. Deferred amounts are credited with gains and losses based on the performance of deemed investment options selected by a committee appointed by the Board of Directors to administer the Plan. The Plan also allows for discretionary contributions to be made by the Company. Participants may receive distributions upon (i) election during an appropriate election period, (ii) the occurrence of unforeseeable financial emergencies, (iii) termination of employment, (iv) death, (v) disability, or (vi) a change in control of the Company, as defined in the Plan. Key employees must wait six months following termination of employment to receive distributions. The Plan is subject to Section 409A of the Internal Revenue Code of 1986, as amended (the “Code”).
     The Company may terminate the Plan at any time with respect to participants providing services to the Company. Upon termination of the Plan, participants will be paid out in accordance with their prior distribution elections and otherwise in accordance with the Plan. Upon and for twelve (12) months following a change of control, the Company has the right to terminate the Plan and, notwithstanding any elections made by participants, to pay out all benefits in a lump sum, subject to the provisions of the Code.
Note 12 – Litigation
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
Enzo Biochem, Inc.
     In June 1999, the Company was sued by Enzo Biochem, Inc. in the United States District Court for the Southern District of New York. Enzo alleged that the Company and other defendants have wilfully infringed United States patent no. 4,900,659, or the “ ‘659 patent,” through the manufacture and sale of products for the diagnosis of gonorrhoea. Enzo has asserted a damage claim based on a contention that Enzo is entitled to a reasonable royalty on all sales of Gen-Probe products for the detection of Neisseria gonorrhoeae bacteria from June 1993 through trial. Revenues from tests for the detection of Neisseria gonorrhoeae have constituted a significant portion of Gen-Probe’s revenues during the relevant period. The Company believes that the claims of the ‘659 patent are invalid, unenforceable and may not be properly interpreted to cover its products. On July 27, 2004, the District Court granted summary judgment in favor of the Company and other defendants, and against Enzo, holding that the ‘659 patent is invalid based on the on-sale doctrine. Enzo has appealed the summary judgment to the United States Court of Appeals for the Federal Circuit. Oral argument of the appeal took place on June 7, 2005. On July 13, 2005, the Court of Appeals dismissed Enzo’s appeal, but agreed to reinstate the appeal if Enzo accomplishes certain procedural steps in the District Court within thirty days following the dismissal. The Company intends to vigorously defend the lawsuit. However, there can be no assurance that the case will be resolved in the Company’s favor.
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
     On April 5, 2005, the arbitrator issued a Tentative Opinion and Award, and requested comments to be submitted from the parties related to implementation of the decision. After considering and incorporating some of the parties’ suggestions, on June 24, 2005, the arbitrator issued an Interim Opinion and Award. The Interim Opinion and Award adopted all substantive rulings of the Tentative Opinion and Award. The arbitrator determined that the Company is entitled to a co-exclusive right to distribute qualitative Transcription-Mediated Amplification (“TMA”) assays to detect the hepatitis C virus and HIV-1. Bayer previously held the exclusive rights to market these products. The arbitrator also determined that the collaboration agreement should be prospectively terminated, as the Company requested. As a result of a termination of the agreement, the Company will have the right to develop and market future viral assays that had been previously reserved for Bayer. Bayer will retain co-exclusive rights to distribute two products that it currently markets. Bayer also will be required to reimburse the Company $2.0 million for the Company’s legal fees and expenses related to the arbitration proceedings. As discussed in Note 3 – Summary of significant accounting policies (Contingencies), the Company will not record any award for reimbursement of legal fees and expenses until the arbitration has been finalized and the cash has been received.
     The arbitrator rejected Bayer’s multimillion-dollar counterclaim for damages. In the June 2005 Interim Opinion and Award, the arbitrator also concluded that a brief additional hearing must be held to determine, as a result of the Company exercising its co-exclusive rights to distribute certain TMA assays, whether a royalty payment would be required, and, if so, the amount and beneficiary of such royalties. The additional hearing has been scheduled for September 2005.
     The arbitrator’s decision in this matter is subject to a right to appeal to an arbitration appeal panel within JAMS. There can be no assurances as to the final outcome of the arbitration.
     A separate patent infringement action that the Company filed in March 2004 against Bayer remains pending in the United States District Court for the Southern District of California. This action alleges that Bayer’s bDNA nucleic acid tests for HIV and HCV infringe Gen-Probe’s U.S. patent no. 5,955,261, entitled “Method for Detecting the Presence of Group-Specific Viral mRNA in a Sample,” the “‘261 patent.” Bayer’s bDNA tests are not covered by the collaboration agreement between the companies. Bayer has denied the allegations of infringement and alleged that the ‘261 patent is invalid or unenforceable. On June 17, 2005, the Company filed a motion to amend its complaint to allege that Bayer’s HIV and HCV bDNA tests also infringe Gen-Probe’s U.S. patent no.

5,424,413, entitled “Branched Nucleic Acid Probes” and Gen-Probe’s U.S. patent no. 5,451,503, entitled “Method for Use of Branched Nucleic Acid Probes.” The motion to amend has not yet been decided by the Court and Bayer has not responded to the amended allegations. No trial date has been set. There can be no assurances as to the final outcome of the litigation.
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
     The following information should be read in conjunction with our June 30, 2005 consolidated financial statements and related notes thereto included elsewhere in this quarterly report and with our consolidated financial statements and notes thereto for the year ended December 31, 2004 and the related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2004. We also urge you to review and consider our disclosures describing various risks that may affect our business, which are set forth under the heading “Risk Factors” in this report and in our Annual Report on Form 10-K for the year ended December 31, 2004.
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
     In September 2002, our common stock began trading on the Nasdaq National Market. As a publicly traded company, we have achieved strong growth in both revenues and earnings due principally to the success of our blood screening products which are used to detect the presence of human immunodeficiency virus (type 1), or HIV-1, and hepatitis C virus, or HCV, and hepatitis B virus, or HBV. Under our collaboration agreement with Chiron Corporation, or Chiron, we are responsible for the research, development, regulatory process and manufacturing of our blood screening products, while Chiron is responsible for marketing, sales, distribution and service of those products.
Recent Events
Financial Results
     Product sales for the second quarter of 2005 were $65.1 million, compared to $52.6 million in the same period of the prior year, an increase of 24%. Net income for the second quarter of 2005, was $13.5 million ($0.26 per diluted share), compared to $11.8 million ($0.23 per diluted share) in the same period of the prior year, an increase of 14%. Total revenues for the second quarter of 2005, were $72.9 million, compared to $61.2 million in the same period of the prior year, an increase of 19%.
     Product sales for the first six months of 2005, were $124.7 million, compared to $107.6 million in the same period of the prior year, an increase of 16%. Net income for the first six months of 2005, was $26.9 million ($0.51 per diluted share), compared to $31.5 million ($0.62 per diluted share) in the same period of the prior year, a decrease of 15%. Total revenues for the first six months of 2005, were $141.7 million, compared to $137.7 million in the same period of the prior year, an increase of 3%. The prior year period’s net income and total revenues included a contract milestone of $6.5 million from Bayer (on behalf of Chiron) and a license fee of $7.0 million earned in connection with our cross-licensing agreement with Tosoh Corporation, or Tosoh. These amounts added approximately $0.17 to diluted earnings per share and $13.5 million to revenues during the first six months of last year.
Corporate Collaborations
     In July 2005, we entered into a collaboration agreement with GE Infrastructure Water and Process Technologies, or GEI, a unit of General Electric Company. Pursuant to the agreement, Gen-Probe and GEI will work together on an exclusive basis to develop, manufacture and commercialize nucleic acid testing technologies that are designed to detect the unique genetic sequences of microorganisms in selected water applications.

     In June 2005, we entered into a Research Agreement with SmithKline Beecham Corporation, doing business as GlaxoSmithKline, and SmithKline Beecham (Cork) Ltd., together referred to as GSK. Under the terms of the agreement, we agreed to provide our investigational PCA3 assay to test up to 6,800 clinical samples obtained from patients enrolled in GSK’s REDUCE™ (REduction by DUtasteride of prostate Cancer Events) clinical trial, which is designed to determine the efficacy and safety of GSK’s drug dutasteride (AVODART®) in reducing the risk of prostate cancer in men at increased risk of this disease. Collection of urine samples from selected study sites will commence pending approvals by regulatory authorities and appropriate study sites’ ethics committees. We agreed to reimburse GSK for expenses that GSK incurs for sample collection and related processes during the four-year prospective clinical trial. We also agreed to provide the PCA3 assay without charge and to pay third party clinical laboratory expenses for using the assay to test the samples.
Licensing
     In January 2005, bioMérieux and its affiliates exercised an option to develop diagnostic products for certain undisclosed disease targets using our patented ribosomal RNA technologies, pursuant to the terms of a September 2004 agreement. In exchange for these rights, bioMérieux and its affiliates paid us a $4.5 million license fee. We have recorded $1.9 million of the cumulative payments, $4.5 million for a license fee and $0.25 million for an option fee, as license revenue in the first quarter of 2005, based on the total number of targets that may eventually be selected. The amount and timing of additional revenue that we record will depend on the number of additional targets, if any, selected by bioMérieux, which also has options to develop diagnostic products for other disease targets by paying us up to an additional $3.0 million by the end of 2006. Further, we will receive royalties on the sale of any products developed by bioMérieux using our intellectual property.
     In January 2005, we also entered into a license agreement with Corixa Corporation, or Corixa, and received the right to develop molecular diagnostic tests for 46 potential genetic markers in the areas of prostate, ovarian, cervical, kidney, lung and colon cancers. Pursuant to the terms of the agreement, we paid Corixa an initial access license fee of $1.6 million and agreed to pay an additional $3.2 million in two equal access fees of $1.6 million on January 31, 2006 and January 31, 2007, unless we terminate the agreement prior to those dates. We recorded the initial $1.6 million license fee as an intangible asset which is being amortized on a straight-line basis to research and development expense over the underlying life of the patents. We also agreed to pay Corixa milestone payments totalling an additional $2.0 million on a product-by-product basis based on the occurrence of certain regulatory and/or commercial events. Further, we agreed to pay Corixa additional milestone payments and royalties on net sales of any products developed by us using Corixa’s technology.
Supply Agreement
     In February 2005, we entered into a Supply and Purchase Agreement with F. Hoffmann-La Roche Ltd. and its affiliate Roche Molecular Systems, Inc., or Roche. Under this agreement, Roche agreed to manufacture and supply to Gen-Probe DNA probes for human papillomavirus, or HPV. We plan to use these probes in molecular diagnostic assays. Pursuant to the agreement, we paid Roche manufacturing access fees of $20.0 million in May 2005 and we will pay $10.0 million within 10 days of the occurrence of certain future commercial events. We also agreed to pay Roche transfer fees for the HPV products. The initial $20.0 million manufacturing fee has been recorded as an intangible asset which, upon commercialization of the Company’s HPV products, is expected to be amortized to cost of product sales over the economic life of the products.
Product Development
     We submitted a Biologics License Application, or BLA, for the West Nile virus, or WNV, assay to the U.S. Food and Drug Administration, or FDA, during the first quarter of 2005. Approximately 1200 infected units of blood have been intercepted by blood centers using our WNV assay under an Investigational New Drug, or IND, application since testing was initiated in June 2003. In addition, our high-throughput TIGRIS instrument was used by several blood centers to screen both individual donor and pooled blood donations for WNV.
Arbitration Award
     In April 2005, we received a Tentative Opinion and Award in our arbitration with Bayer HealthCare, LLC concerning the parties’ collaboration for the development and sale of nucleic acid diagnostic tests for viral organisms. On June 24, 2005, the arbitrator issued an Interim Opinion and Award that adopted all substantive rulings of the Tentative Opinion and Award. The arbitrator determined that we are entitled to a co-exclusive right to distribute qualitative TMA assays to detect HCV and HIV-1. Bayer previously held the exclusive rights to market these products. The arbitrator also determined that the collaboration agreement should be prospectively terminated, as we requested. As a result of a termination of the agreement, we will have the right to develop and market future viral assays that had been previously reserved for Bayer. Bayer will retain co-exclusive rights to distribute two products that it currently markets. Further, the arbitrator determined that Bayer will be required to reimburse us $2.0 million for our legal fees and expenses related to the arbitration proceedings. In the June 2005 Interim Opinion and Award, the arbitrator also concluded that a brief additional hearing must be held to determine, as a result of our exercise of our co-exclusive rights to distribute certain TMA assays, whether a royalty payment would be required, and, if so, the amount and beneficiary of such royalties. The additional hearing has been scheduled for September 2005. The arbitrator’s decision in this matter is subject to a right to appeal to an arbitration appeal panel within JAMS. There can be no assurances as to the final outcome of the arbitration.
Revenues
     We derive revenues from three primary sources: product sales, collaborative research revenue and royalty and license revenue. The majority of our revenues come from product sales, which consist primarily of sales of our NAT assays tested on our proprietary instruments that serve as the analytical platform for our assays. We recognize as collaborative research revenue payments we receive from Chiron for collaborative research and development activities and for the products we provide to Chiron prior to regulatory approval. Our royalty and license revenues reflect fees paid to us by third parties for the use of our proprietary technology. For the six months ended June 30, 2005, product sales, collaborative research revenues and royalty and license revenues equaled 88%, 9% and 3%, respectively, of our total revenues of $141.7 million. For the same period in the prior year, product sales, collaborative research revenues, and royalty and license revenues equaled 78%, 10%, and 12%, respectively, of our total revenues of $137.7 million.
Product sales
     Our primary source of revenue is the sale of clinical diagnostic and blood screening products in the United States. Our clinical diagnostic products include our APTIMA Combo 2, PACE 2, AccuProbe and Amplified Mycobacterium Tuberculosis Direct Test product lines. During the six months ended June 30 2005, we shipped approximately 10.9 million tests for the diagnosis of a wide variety of infectious microorganisms, including those causing sexually transmitted diseases, or STDs, tuberculosis, strep throat, pneumonia and fungal infections. The principal customers for our clinical diagnostics products include large reference laboratories, public health laboratories and hospitals located in North America, Europe and Japan.
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
Collaborative research revenue
     We have recorded revenues related to use of our blood screening products in the United States and other countries in which the products have not received regulatory approval as collaborative research revenue, because of price restrictions applied to these products prior to FDA license approval in the United States and similar approvals in foreign countries. For the six month period ended June 30, 2005, we recognized $9.0 million as collaborative research revenue, compared to $9.2 million for the same period in the prior year, through our collaboration with Chiron from deliveries of WNV tests on a “cost recovery” basis. Our NAT assay to detect WNV is currently being used in clinical trials under an IND. For the six months ended June 30, 2005, we recognized $1.3 million in reimbursements for expenses incurred for WNV. There were no reimbursements for WNV during the same period in the prior year. We expect to continue recognizing these sales as collaborative research revenue until FDA approval has been received, although there is no guarantee we ultimately will receive FDA approval.
     In March 2003, we signed a definitive agreement with Chiron for the development and commercialization of the Procleix Ultrio assay. For the six month periods ended June 30, 2005 and 2004, we recognized $1.5 million and $1.3 million, respectively in reimbursements for expenses incurred related to the development of this assay. We expect to receive further reimbursement from Chiron for certain costs incurred during the development of the Procleix Ultrio and WNV assays. In January 2004, we commenced clinical trials of the Procleix Ultrio assay in the United States on our TIGRIS instrument. In September 2004, we filed a BLA with the FDA for this assay.
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
     Under the strategic alliance agreement we entered into with Chiron in June 1998, we have responsibility for research, development and manufacturing of the blood screening products covered by the agreement, while Chiron has responsibility for marketing, distribution and service of the blood screening products worldwide. During the first quarter of 2004, we recognized as royalty and license revenue, a $6.5 million milestone payment from Chiron as we commenced clinical trials of the Procleix Ultrio assay on our TIGRIS instrument in the United States. An additional payment of $10.0 million is due to us in the future under the agreement if we obtain FDA approval of our Procleix Ultrio assay for use on the TIGRIS instrument. There is no guarantee we will achieve this milestone and receive any additional milestone payments under this agreement.
Cost of product sales
     Cost of product sales includes direct material, direct labor, and manufacturing overhead associated with the production of inventory on a standard cost basis. Other components of cost of product sales include royalties, warranty costs, instrument amortization and allowances for scrap.
     In addition, we manufacture significant quantities of raw materials, development lots, and clinical trial lots of product prior to receiving FDA approval for commercial sale. During the six month periods ended June 30, 2005 and 2004, our manufacturing facilities produced development lots for WNV and Procleix Ultrio assays. The majority of costs associated with these development lots are classified as research and development expense. The portion of a development lot that is manufactured for commercial sale outside the United States is capitalized to inventory and classified as cost of product sales upon shipment.
     Our blood screening manufacturing facility has and will continue to operate below its potential capacity for the foreseeable future. A portion of this available capacity is utilized for research and development activities as new product offerings are developed for commercialization. As a result, certain operating costs of our blood screening facility, together with other manufacturing costs for the production of pre-commercial development lot assays that are delivered under the terms of an IND, are classified as research and development expense prior to FDA approval.
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
     R&D expenses include the costs of raw materials, development lots and clinical trial lots of products that we manufacture. These costs are dependent on the status of projects under development and may vary substantially between quarterly or annual reporting periods. During 2005, we expect to incur additional costs associated with the manufacture of developmental lots and clinical trial lots for our blood screening products and with further development of our TIGRIS instrument. Collaborative research revenues associated with these types of incurred costs have at times been realized in a period later than when costs were incurred due to the need for clarification on the extent of reimbursable costs.

Critical accounting policies and estimates
     Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, the collectibility of accounts receivable, valuation of inventories, long-lived assets including patent costs and capitalized software, and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of our Board of Directors. Actual results may differ from these estimates.
     We believe there have been no significant changes during the six months ended June 30, 2005 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2004, except for the item discussed below.
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
Results of Operations
     The following table sets forth operating data as a percentage of total revenues:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Total revenues	100%	100%	100%	100%
Product sales	89%	86%	88%	78%
Collaborative research revenue	9%	11%	9%	10%
Royalty and license revenue	2%	3%	3%	12%
Operating expenses:
Cost of product sales	28%	22%	25%	19%
Research and development	24%	26%	26%	25%
Marketing and sales	10%	11%	10%	10%
General and administrative	11%	12%	11%	11%

Total operating expenses	73%	71%	72%	65%

Income from operations	27%	29%	28%	35%
Total other income, net	2%	0%	2%	1%
Income before income taxes	29%	29%	30%	36%
Income tax expense	10%	10%	11%	13%

Net income	19%	19%	19%	23%

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2005	2004	% Change	2005	2004	% Change
	(in millions, except per share data)
Statement of income:
Revenues:
Product sales	$65.1	$52.6	24%	$124.7	$107.6	16%
Collaborative research revenue	6.7	7.0	(5%)	13.0	13.7	(5%)
Royalty and license revenue	1.1	1.6	(33%)	4.0	16.4	(76%)

Total revenues	72.9	61.2	19%	141.7	137.7	3%
Operating expenses:
Cost of product sales	20.3	13.2	55%	35.8	27.0	33%
Research and development	17.4	15.9	10%	36.1	34.3	5%
Marketing and sales	7.4	6.6	12%	14.8	13.4	11%
General and administrative	7.8	7.5	4%	15.0	14.8	1%

Total operating expenses	52.9	43.2	23%	101.7	89.5	14%

Income from operations	20.0	18.0	10%	40.0	48.2	(17%)
Net income	$13.5	$11.8	14%	$26.9	$31.5	(15%)

Net income per share
Basic	$0.27	$0.24	12%	$0.53	$0.64	(17%)
Diluted	$0.26	$0.23	12%	$0.51	$0.62	(16%)
Weighted average shares outstanding
Basic	50.6	49.3		50.4	49.1
Diluted	52.3	51.4		52.3	51.2

Amounts and percentages in these tables and throughout our discussion and analysis of financial conditions and results of operations may reflect rounding adjustments. Percentages have been rounded to the nearest whole percentage.
Product sales
     Product sales increased 24% in the second quarter and 16% in the first six months of 2005 from the comparable periods in 2004. During the second quarter of 2005, product sales grew by $12.5 million, primarily due to $4.8 million in higher instrument sales, $3.5 million in higher blood screening sales, and $5.4 million in higher APTIMA Combo 2 assay sales, partially offset by a $0.4 million decrease in PACE product sales. Blood screening product revenue represented $31.1 million, or 48% of product sales, in the second quarter of 2005, compared to $22.4 million, or 43% of product sales, for the second quarter of 2004.
     During the first six months of 2005, the $17.1 million increase in product sales from the prior year was primarily attributed to $5.6 million in higher instrument sales, $4.9 million in higher blood screening revenues, and $10.5 million in higher APTIMA Combo 2 assay sales, partially offset by a $2.9 million decrease in PACE product sales. Blood screening product revenue represented $56.4 million, or 45% of product sales, in the first six months of 2005, compared to $45.6 million, or 42% of product sales, for the first six months of 2004. The increase in blood screening revenue in the first six months of 2005 was attributed to increased sales volume and an increase in instrument sales.
     We expect competitive pressures related to our STD and blood screening products to continue into the foreseeable future, primarily as a result of the introduction by others of competing products into both the STD and blood screening markets and continuing pricing pressure as it relates to the STD market.
Collaborative research revenue
     Collaborative research revenue decreased 5% in both the second quarter and the first six months of 2005 from the comparable periods in 2004. The $0.3 million decrease in collaborative research revenue during the second quarter was primarily the result of a $1.2 million decrease in revenue due to completion of National Institutes of Health, or NIH, funding of our WNV assay development work during 2004, partially offset by a $0.5 million increase in revenue for reimbursement from Chiron for WNV development costs and $0.3 million in revenue for shipments of discriminatory hepatitis B virus, or dHBV, to Chiron during the second quarter of 2005.
     The $0.7 million decrease in collaborative research revenue during the first six months of 2005 was primarily the result of a $2.7 million decrease in revenue due to completion of NIH funding of our WNV assay development work during 2004, partially offset by a $1.3 million increase in revenue for reimbursement from Chiron for WNV development costs. Further, we recognized $0.5 million in revenue for shipments of our dHBV assay to Chiron during the first six months of 2005.
     Collaborative research revenue tends to fluctuate based on the amount of research services performed, the status of projects under collaboration and the achievement of milestones. Due to the nature of our collaborative research revenues, results in any one period are not necessarily indicative of results to be achieved in the future. Our ability to generate additional collaborative research revenues depends, in part, on our ability to initiate and maintain relationships with potential and current collaborative partners. These relationships may not be established or maintained and current collaborative research revenue may decline. In the event of FDA approval of our Procleix Ultrio assay, we would expect Chiron to implement commercial pricing related to the use of this product, which would result in an increase in product sales partially offset by a decrease in collaborative research revenue.

     Royalty and license revenue
     Royalty and license revenue decreased 33% in the second quarter and 76% in the first six months of 2005 from the comparable periods in 2004. The $0.5 million decrease in royalty and license revenue during the second quarter was principally attributed to a $1.0 million decrease in net license income from Bayer for the licensing of rights to certain patented technology, together with a $0.3 million decrease in minimum annual royalties from bioMérieux, partially offset by a $0.8 million increase in our share of royalties from Chiron based upon Chiron’s agreement with Laboratory Corporation of America for use of Chiron’s HCV intellectual property for nucleic acid testing used in screening plasma donations in the United States.
     The $12.4 million decrease in royalty and license revenue during the first six months of 2005 was principally attributed to (i) $7.0 million in license fees earned from Tosoh in 2004 as part of our non-exclusive licensing agreement relating to NAT technologies effective in January 2004, (ii) a $6.5 million milestone payout from Chiron in 2004 as we began clinical trial testing of the Procleix Ultrio assay on our fully automated TIGRIS instrument in the United States, effective in the first quarter of 2004, and (iii) a $1.5 million decrease in net license income from Bayer for the licensing of rights to certain patented technology. These decreases were partially offset by $1.9 million in license fee revenue recognized from bioMérieux in January 2005, which was based on the total number of targets that may be selected pursuant to the terms of the September 2004 agreement between Gen-Probe and bioMerieux, and a $1.4 million increase in our share of royalties from Chiron based upon Chiron’s agreement with Laboratory Corporation of America for use of Chiron’s HCV intellectual property for nucleic acid testing used in screening plasma donations in the United States.
     Royalty and license revenue may fluctuate based on the nature of the related agreements and the timing of receipt of license fees. Results in any one period are not necessarily indicative of results to be achieved in the future. In addition, our ability to generate additional royalty and license revenue will depend, in part, on our ability to market and capitalize on our technologies. We may not be able to do so and future royalty and license revenue may decline.
Cost of product sales
     Cost of product sales increased 55% in the second quarter and 33% in the first six months of 2005 from the comparable periods in 2004. The increase in cost of sales is principally attributed to the volume increase in product sales, including increased sales of TIGRIS instruments, and the amortization of capitalized software development costs related to our TIGRIS instrument. Cost of product sales may fluctuate significantly in future periods based on changes in production volumes for both commercially approved products and products under development or in clinical trials. Cost of product sales are also affected by manufacturing efficiencies, allowances for scrap or expired materials, additional costs related to initial production quantities of new products after achieving FDA approval, and contractual adjustments, such as instrumentation costs, instrument service costs and royalties.
     Our gross profit margin on product sales decreased to 69% in the second quarter and to 71% in the first six months of 2005 from 75% in both of the comparable periods in 2004. The decrease in gross profit margin in 2005 was principally attributed to increased sales of lower margin products, including TIGRIS instruments, higher international sales of blood screening products and the amortization of capitalized software development costs, which began in the second quarter of 2004.
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
Research and development
     Our R&D expenses include salaries and other personnel-related expenses, temporary personnel, outside services, laboratory and manufacturing supplies, pre-commercial development lots and clinical evaluation trials. R&D expenses increased 10% in the second quarter and 5% in the first six months of 2005 from the comparable periods in 2004. The $1.5 million increase in R&D spending during the second quarter of 2005 was primarily due to a $1.4 million increase in expenses resulting from higher staffing levels to support product development projects, together with a $0.7 million increase in development lot production and $0.2 million in professional fees, partially offset by a $0.8 million decrease in expenses related to clinical trials for blood screening products.
     During the first six months of 2005, the $1.8 million increase in research and development spending was principally the result of a $3.9 million increase in expenses resulting from higher staffing levels and temporary labor to support development products, partially offset by a $2.1 million decrease in clinical trials for blood screening products.

Marketing and sales
     Our marketing and sales expenses include personnel costs, promotional expenses, and outside services. Marketing and sales expenses increased 12% in the second quarter and 11% in the first six months of 2005 from the comparable periods in 2004. The $0.8 million increase in spending during the second quarter of 2005 principally included a $0.5 million increase in salaries, benefits, commissions and other personnel related costs in our marketing, sales, and technical service organization, together with a $0.3 million increase in spending for market research and convention shows to help support APTIMA Combo 2 market expansion and TIGRIS instrument commercialization.
     During the first six months of 2005, the $1.4 million increase in spending was principally the result of a $1.4 million increase in salaries, benefits, commissions and other personnel related costs in our marketing, sales, and technical service organization, together with a $0.2 million increase in spending for market research and conventions shows to help support the TIGRIS system and to assess new market opportunities, partially offset by a $0.2 million decrease in professional fees due to non-recurring consultant fees.
General and administrative
     Our general and administrative, or G&A, expenses include personnel costs for finance, legal, business development, public relations and human resources, as well as professional fees, such as expenses for legal, patents and auditing services. The $0.3 million, or 4%, increase in spending during the second quarter of 2005 was primarily the result of an increase in salaries, benefits and other expenses resulting from higher staffing levels.
     G&A costs increased by $0.2 million, or 1%, in the first six months of 2005 due principally to a $0.6 million increase in salaries, temporary personnel and benefits resulting from higher staffing levels, together with a $0.2 million increase in recruiting fees, partially offset by a decrease in professional fees of $0.7 million, as costs associated with the Bayer arbitration have decreased.
Total other income, net
     Total other income, net generally consists of investment and interest income offset by interest expense on borrowing, minority interest, and other items. The $1.0 million net increase in total other income during the second quarter and the $1.4 million increase in the first six months of 2005 were both primarily due to an increase in interest income resulting from higher average balances of our short-term investments and our portfolio shift to tax-free municipal bonds from 2004.
Income tax expense
     Income tax expense increased to $7.5 million, or 35.8% of pretax income, in the three months ended June 30, 2005, from $6.4 million, or 35.1% of pretax income, in the same period of the prior year. During the first six months of 2005, income tax expense decreased to $15.2 million, or 36.0% of pretax income, from $17.4 million, or 35.6% of pretax income, in the same period of the prior year. The slight increase in our effective tax rate in 2005 was principally attributed to an increase in the amount of expected annual pre-tax income taxed at the highest marginal tax rate. Further, the level of 2005 R&D tax credits is expected to be proportionately lower than the increase in pre-tax income.
Liquidity and capital resources
(In thousands)

	June 30,	December 31,
	2005	2004
Cash, cash equivalents and short-term investments	$202,856	$193,826
Working capital	245,021	234,202

	Six Months Ended
	June 30,
	2005	2004
Cash provided by (used in):
Operating activities	$42,512	$33,383
Investing activities	(46,221)	(53,987)
Financing activities	10,956	12,269
Purchases of property, plant and equipment (included in investing activities above)	(20,162)	(8,824)
     Historically, we have financed our operations through cash from operations, cash received from collaborative research agreements, royalty and license fees, and cash from capital contributions. At June 30, 2005, we had $202.9 million of cash and cash equivalents and short-term investments.

     The $9.1 million increase in net cash provided by operating activities during the first six months of 2005 included a $5.0 million increase in accounts payable growth and a $5.6 million decline in growth of inventories from the same period of the prior year. The accounts payable change was attributed to acceleration of payments to our vendors in December 2004, immediately prior to our implementation of a new Enterprise Resource Planning (ERP) software system. The decline in growth of inventories was attributed to the 2004 commercialization of our TIGRIS instrument and the European launch of the Procleix Ultrio assay.
     The $7.8 million decrease in our investing activities during the first six months of 2005 included a $42.1 million decrease in purchases (net of proceeds) of short-term investments, partially offset by a $11.3 million increase in our capital expenditures, primarily related to the construction of our new building, and a $20.0 million manufacturing fee paid to Roche. Further, during the first six months of 2005, the Company paid $1.5 million plus accrued interest to acquire the remaining outstanding shares of MLT.
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
     The $1.3 million decrease in net cash provided by financing activities during the first six months of 2005 was attributed to a $1.2 million decrease in proceeds from the exercise of stock options and a $0.1 million decrease in employee purchases of our common stock made through our Employee Stock Purchase Plan, or ESPP. On a going-forward basis, cash from financing activities will continue to be affected by proceeds from the exercise of stock options and receipts from sales of stock under our ESPP. We expect fluctuations to occur throughout the year, as the amount and frequency of stock-related transactions are dependent upon the market performance of our common stock, along with other factors.
     We have an unsecured bank line of credit agreement with Wells Fargo Bank, N.A., which expires in July 2007, under which we may borrow up to $10.0 million, subject to a “borrowing base formula,” at the bank’s prime rate, or at LIBOR plus 1.0%. We have not taken advances against the line of credit since its inception. The line of credit agreement requires us to comply with various financial and restrictive covenants. At June 30, 2005, we were in compliance with all covenants.
     In July 2004, we commenced construction of an additional building to expand our main San Diego campus. This new building will consist of an approximately 291,000 square foot outside shell, with approximately 190,000 square feet built-out with interior improvements. The additional space that will not initially be built-out will allow for future expansion. The first phase of this project is currently estimated to cost approximately $44.0 million, of which $18.5 million was capitalized to construction in-progress as of June 30, 2005. These costs are being capitalized as incurred and depreciation will commence upon our completion and use of the building, which is planned for 2006.
     We have recently implemented a new ERP software system which cost approximately $4.9 million in 2004. We have incurred $1.3 million of costs during the first half of 2005 for further improvement to our ERP system and expect to incur an additional $2.3 million of costs during the remainder of 2005.
Contractual obligations and commercial commitments
     Our significant collaboration commitments include:
•
DiagnoCure. As part of our collaboration to develop a molecular diagnostic test that detects a new gene marker for prostate cancer, approximately $5.4 million remains to be paid to DiagnoCure pursuant to this obligation.

•
Corixa. As part of our license to develop molecular diagnostic tests for 46 potential genetic markers in the areas of prostate, ovarian, cervical, kidney, lung and colon cancer, approximately $5.2 million remains to be paid to Corixa.

•
Qualigen. If we exercise our option to develop a point-of-use NAT instrument, we will purchase an equity interest in Qualigen for $6.5 to $7.0 million. In addition, we may pay Qualigen up to $3.0 million based on development milestones.

•
AdnaGen. As part of our license to technology that may help increase the accuracy of molecular diagnostic tests for prostate and other cancers, we may pay AdnaGen up to $3.0 million based on achievement of certain milestones.

•
GlaxoSmithKline. As part of our agreement to access GSK’s clinical trial samples and data related to GSK’s trial of Dutasteride for reducing the risk of prostate cancer in men at increased risk of this disease, up to $1.75 million remains to be reimbursed to GSK for future sample collection and related processes.

     Our purchase commitments include:
•
Roche. As part of our HPV DNA probes supply and purchase agreement, we paid Roche $20.0 million in May 2005 and agreed to pay $10.0 million upon achievement of certain commercial events. In addition, we have agreed to pay Roche transfer fees for the HPV products.

•
Vendors. The Company is obligated to purchase raw materials used in manufacturing and instrumentation from two key vendors during 2005. The minimum purchase commitment is approximately $3.2 million as of June 30, 2005.

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
     We believe that our available cash balances, anticipated cash flows from operations and proceeds from stock option exercises, and available line of credit will be sufficient to satisfy our operating needs for the foreseeable future. However, we operate in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, we may in the future be required to raise additional funds through the sale of equity or debt securities or from additional credit facilities. Additional capital, if needed, may not be available on satisfactory terms, if at all. Furthermore, debt financing may subject us to covenants restricting our operations.
     We may from time to time consider the acquisition of businesses and/or technologies complementary to our business. We could require additional equity or debt financing if we were to engage in a material acquisition in the future. In August 2003, we filed a Form S-3 shelf registration statement with the SEC relating to the possible future sale of up to an aggregate of $150 million of debt or equity securities. To date, we have not raised any funds under this registration statement.
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
Summary of Option and Equity Compensation Activity
(Shares in thousands)

	Shares	Options Outstanding
	Remaining	Number of	Weighted	Deferred
	Available	Shares to be	Average	Issuance	Director
	for Future	Issued Upon	Exercise	Restricted	Stock
	Issuance	Exercise	Price	Stock Award	Purchases
December 31, 2003	3,647	5,473	$18.10	20	—
Grants	(2,084)	2,061	37.21	20	3
Exercises	—	(1,178)	14.15	—	(3)
Cancellations	352	(352)	24.97	—	—

December 31, 2004	1,915	6,004	$25.03	40	—
Grants	(420)	399	45.35	20	1
Exercises	—	(582)	16.34	—	(1)
Cancellations	240	(240)	31.75	—	—

June 30, 2005	1,735	5,581	$27.10	60	—

In-the-Money and Out-of-the-Money Option Information
(Shares in thousands)

	Exercisable		Unexercisable		Total
		Wtd. Avg.		Wtd. Avg.		Wtd. Avg.
		Exercise		Exercise		Exercise
As of June 30, 2005	Shares	Price	Shares	Price	Shares	Price
In-the-Money	2,159	$17.42	1,457	$24.94	3,616	$20.45
Out-of-the-Money(1)	177	41.14	1,788	39.17	1,965	39.34

Total Options Outstanding	2,336		3,245		5,581

(1)	Out-of-the-money options are those options with an exercise price equal to or greater than the fair market value of Gen-Probe Common Stock, $36.23, at the close of business on June 30, 2005.
Risk Factors
     The following information sets forth facts that could cause our actual results to differ materially from those contained in forward-looking statements we have made in this Quarterly Report and those we may make from time to time.
Our quarterly revenue and operating results may vary significantly in future periods and our stock price may decline.
     Our operating results have fluctuated in the past and are likely to continue to do so in the future. Our revenues are unpredictable and may fluctuate due to changes in demand for our products, the timing of the execution of customer contracts and the initiation or termination of corporate collaboration agreements. A significant portion of our costs also can vary substantially between quarterly or annual reporting periods. For example, the total amount of research and development costs in a period often depends on the amount of research and development costs we incur in connection with manufacturing developmental lots and clinical trial lots. We incurred substantial costs of manufacturing these lots in 2004 and will continue to incur expense in 2005 and beyond. Moreover, a variety of factors may affect our ability to make accurate forecasts regarding our operating results. For example, our blood screening products and some of our clinical diagnostic products, such as APTIMA Combo 2, have a relatively limited sales history, which limits our ability to project future sales accurately. In addition, we base our internal projections of our blood screening product sales and international sales of diagnostic products on projections prepared by our distributors of these products, therefore we are dependent upon the accuracy of those projections. Because of all of these factors, our operating results in one or more future quarters may fail to meet or exceed financial guidance we may provide from time to time and the expectations of securities analysts or investors, which could cause our stock price to decline. In addition, the trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about our business and that of our competitors.
We are dependent on Chiron and other third parties for the distribution of some of our products. If any of our distributors terminates its relationship with us or fails to adequately perform, our product sales will suffer.
     We rely on Chiron to distribute our blood screening products and Bayer to distribute some of our viral clinical diagnostic products. Commercial product sales by Chiron accounted for 40% of our total revenues for the six months ended June 30, 2005 and 33% of our total revenues for 2004. Our agreement with Chiron will terminate in 2010 unless extended by the development of new products under the agreement, in which case the agreement will expire upon the later of the end of the original term or five years after the first commercial sale of the last new product developed during the original term.
     In February 2001, we commenced an arbitration proceeding against Chiron in connection with our blood screening collaboration. The arbitration related primarily to the propriety of various deductions from gross revenues made by Chiron prior to calculating Gen-

Probe’s share of revenues and the parties’ respective shares of revenues received from The American Red Cross prior to FDA approval of the Procleix HIV-1/HCV blood screening assay. Other disputed items included the parties’ respective obligations in connection with clinical trials of the Procleix HIV-1/HCV blood screening assay and future assays, Chiron’s obligation to purchase blood screening assays in compliance with its forecasts and the parties’ respective obligations with respect to royalties to be paid on a patent license from a third party. By December 2001, we negotiated a resolution to most of the disputed items and, in January 2002, we received $6.9 million in partial settlement of the claims. In the event that we or Chiron commence arbitration against each other in the future under the collaboration agreement, proceedings could delay or decrease our receipt of revenue from Chiron or otherwise disrupt our collaboration with Chiron, which could cause our revenues to decrease and our stock price to decline.
     Our agreement with Bayer for the distribution of our products will terminate in 2010. In November 2002, we initiated an arbitration proceeding against Bayer in connection with our clinical diagnostic collaboration. Under the terms of the collaboration agreement, Bayer acquired the exclusive right to distribute nucleic acid diagnostic tests designed and developed by us for the detection of HIV, hepatitis virus and other specified viruses, subject to specific conditions. Our demand for arbitration stated that Bayer has failed to fulfill the conditions required to maintain exclusive distribution rights. Accordingly, we sought confirmation that the agreement grants us, in the present circumstances, a co-exclusive right to directly distribute the viral diagnostic tests that are the subject of the agreement. In November 2003, Bayer filed a counterclaim for money damages based on alleged delays in the development of the TIGRIS instrument, alleged delays in the development of certain assays, and other claims. Bayer Healthcare LLC was also added as a respondent and counterclaimant. The hearing on the matter began on September 13, 2004 and closing arguments were completed on November 3, 2004. On April 5, 2005, the arbitrator issued a Tentative Opinion and Award, and requested comments to be submitted from the parties related to implementation of the decision. After considering and incorporating some of the parties’ suggestions, on June 24, 2005, the arbitrator issued an Interim Opinion and Award. The Interim Opinion and Award adopts all substantive rulings of the Tentative Opinion and Award. The arbitrator determined that we are entitled to a co-exclusive right to distribute qualitative Transcription-Mediated Amplification, or TMA, assays to detect HCV and HIV-1. Bayer previously held the exclusive rights to market these products. The arbitrator also determined that the collaboration agreement should be prospectively terminated, as we requested. As a result of a termination of the agreement, we will have the right to develop and market future viral assays that had been previously reserved for Bayer. Bayer will retain co-exclusive rights to distribute two products that it currently markets. Bayer also will be required to reimburse us $2 million for our legal fees and expenses related to the arbitration proceedings. The arbitrator rejected Bayer’s multimillion-dollar counterclaim for damages. In the June 2005 Interim Opinion and Award, the arbitrator also concluded that a brief additional hearing must be held to determine, as a result of the our exercise of our co-exclusive rights to distribute certain TMA assays, whether a royalty payment would be required, and, if so, the amount and beneficiary of such royalties. The additional hearing has been scheduled for September 2005. The arbitrator’s decision in this matter is subject to a right to appeal to an arbitration appeal panel within JAMS. There can be no assurances as to the final outcome of the arbitration.
     We rely upon bioMérieux for distribution of some of our products in most of Europe, Rebio Gen, Inc. for distribution of some of our products in Japan and various independent distributors for distribution of our products in other regions. Our distribution agreement with bioMérieux terminates on May 1, 2006, although it may terminate earlier under certain circumstances. The distribution rights revert back to Gen-Probe upon termination. Our distribution agreement with Rebio Gen terminates on December 31, 2005. We have commenced discussions with Rebio Gen regarding renewing the distribution agreement. However, we may not be able to renew the contract on favorable terms, or at all.
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
     We rely, to a significant extent, on our corporate collaborators for the joint development and marketing of our products. In addition, we expect to rely on our corporate collaborators for the commercialization of some of our products. If any of our corporate collaborators were to breach or terminate its agreement with us or otherwise fail to conduct its collaborative activities successfully and in a timely manner, the pre-clinical or clinical development or commercialization and subsequent marketing of the products contemplated by the collaboration could be delayed or terminated. We cannot control the amount and timing of resources our corporate collaborators devote to our programs or potential products.
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
     Complex diagnostic instruments such as our TIGRIS instrument usually require operating and reliability improvements following their initial introduction. We believe that our experience with our TIGRIS instrument, now in its early introduction stage, is consistent with the general experience for comparable diagnostic instruments. We have initiated an in-service reliability improvement program for our TIGRIS instrument and a number of improvements already have been installed at customers’ sites. If the continuous improvement program does not result in improved instrument reliability, we could incur greater than anticipated service expenses and market acceptance of the instrument could be adversely affected. We have also committed significant resources to our reliability improvement program. Our Vice President, Product Development is leading this effort as her primary assignment through year-end. However, these additional resources may not result in the desired improvements in the reliability of our TIGRIS instrument. Additionally, failure to resolve reliability issues as they develop could materially damage our reputation and prevent us from retaining our existing customers and attracting new customers.
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
     In the markets for clinical diagnostic products, a number of competitors, including F. Hoffmann-La Roche Ltd. and its subsidiary, Roche Molecular Systems, Inc., Abbott Laboratories, Becton Dickinson and Company and bioMérieux S.A., compete with us for product sales, primarily on the basis of technology, quality, reputation, accuracy, ease of use, price, reliability, the timing of new product introductions and product line offerings. In markets outside of the United States, other factors, including local distribution systems, complex regulatory environments and differing medical philosophies, types of disease and product preferences, influence competition as well. Some of our competitors have, and in the future these and other competitors may have, significantly greater financial, marketing, sales, manufacturing, distribution and technological resources than us. Moreover, these companies may have substantially greater expertise in conducting clinical trials and research and development, greater ability to obtain necessary intellectual property licenses and greater brand recognition than we do. In addition, we have licensed some of our proprietary technology relating to certain clinical diagnostic and food pathogen applications for use on specific instruments to bioMérieux, and we may license other technologies to potential competitors in the future. As a result, we may in the future compete with bioMérieux and these other licensees for sales of products incorporating our technology. Our competitors may be in a stronger position to respond quickly to new or emerging technologies, may be able to undertake more extensive marketing campaigns, may adopt more aggressive pricing policies and may be more successful in attracting potential customers, employees and strategic partners than we are. Some of our competitors have developed “real time” or kinetic nucleic acid assays and semi-automated instrument systems for those assays. Our competitors may be further in the development process than we are with respect to such assays and instrumentation.
     In the market for blood screening products, our primary competitor is Roche Molecular Systems, Inc. which received FDA approval of its Polymerase Chain Reaction, or PCR, based NAT tests for blood screening in December 2002. We also compete with blood banks and laboratories that have internally developed assays based on PCR technology, Ortho Clinical Diagnostics, a subsidiary of Johnson & Johnson, that markets an HCV antigen assay, and Abbott Laboratories with respect to immunoassay products. In the future, our blood screening products also may compete with viral inactivation technologies and blood substitutes.
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
Our profit margin percentage on the sale of blood screening assays may decrease upon the implementation of individual donor testing.
     We currently receive revenues from the sale of the Procleix HIV-1/HCV blood screening assay for use with pooled donor samples. In pooled testing, multiple donor samples are initially screened by a single test. However, Chiron sells our Procleix HIV-1/HCV assay to blood collection centers on a per donation basis. We expect the blood screening market ultimately to transition from pooled testing to individual donor testing. A greater number of tests will be required for individual donor testing than are now required for pooled testing. Under our collaboration agreement with Chiron, we bear the cost of manufacturing our Procleix HIV-1/HCV assay. The greater number of tests required for individual donor testing will increase our variable manufacturing costs, including costs of raw materials and labor. If the price per donor or total sales volume does not increase in line with the increase in our total variable manufacturing costs, our gross profit margins from sales of the blood screening assay may decrease upon the adoption of individual donor testing. We are not able to predict accurately the extent to which our gross profit margin may be negatively affected as a result of individual donor testing, because we do not know the ultimate selling price that Chiron would charge to the end user if individual donor testing were implemented.
Because we depend on a small number of customers for a significant portion of our total revenues, the loss of any of these customers or any cancellation or delay of a large purchase by any of these customers could significantly reduce our revenues.
     Historically, a limited number of customers has accounted for a significant portion of our total revenues, and we do not have any long-term commitments with these customers other than our collaboration agreement with Chiron. Our blood screening collaboration with Chiron accounted for 50% of our total revenues for the six months ended June 30, 2005, compared to 47% for the year ended December 31, 2004. Our blood screening collaboration with Chiron is largely dependent on two large customers in the United States, The American Red Cross and America’s Blood Centers, although we did not receive any revenues directly from those entities. Chiron was our only customer that accounted for greater than 10% of our total revenues for the six months ended June 30, 2005. In addition, Quest Diagnostics Incorporated, Laboratory Corporation of America Holdings and various state and city public health agencies accounted for an aggregate of 21% of our total revenues for the six months ended June 30, 2005 and 20% of our total revenues for 2004. Although state and city public health agencies are legally independent of each other, we believe they tend to act similarly with respect to their product purchasing decisions. We anticipate that our operating results will continue to depend to a significant extent upon revenues from a small number of customers. The loss of any of our key customers, or a significant reduction in sales to those customers, could significantly reduce our revenues.
Intellectual property rights on which we rely to protect the technologies underlying our products may be inadequate to prevent third parties from using our technologies or developing competing products.
     Our success will depend in part on our ability to obtain patent protection for, or maintain the secrecy of, our proprietary products, processes and other technologies for development of blood screening and clinical diagnostic products and instruments. Although we have 205 United States patents and 202 foreign patents, these patents, or any patents that we may own or license in the future, may not afford meaningful protection for our technology and products. The pursuit and assertion of a patent right, particularly in areas like nucleic acid diagnostics and biotechnology, involve complex determinations and, therefore, are characterized by substantial uncertainty. In addition, the laws governing patentability and the scope of patent coverage continue to evolve, particularly in biotechnology. As a result, patents might not issue from certain of our patent applications or from applications licensed to us. Our existing patents will expire by July 6, 2023, and the patents we may obtain in the future also will expire over time.
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
The diagnostic products industry has a history of patent and other intellectual property litigation, and we have been and may continue to be involved in costly intellectual property lawsuits.
     The diagnostic products industry has a history of patent and other intellectual property litigation, and these lawsuits likely will continue. From time-to-time in the ordinary course of business we receive communications from third parties calling our attention to patents or other intellectual property rights owned by them, with the implicit or explicit suggestion that we may need to acquire a license of such rights. We have faced in the past, are currently facing, and may face in the future, patent infringement lawsuits by companies that control patents for products and services similar to ours or other lawsuits alleging infringement of their intellectual property rights. In order to protect or enforce our intellectual property rights, we may have to initiate legal proceedings against third parties. Legal proceedings relating to intellectual property typically are expensive, take significant time and divert management’s attention from other business concerns. The cost of this litigation could adversely affect our results of operations, making us less profitable. Further, if we do not prevail in an infringement lawsuit brought against us, we might have to pay substantial damages, including treble damages, and we could be required to stop the infringing activity or obtain a license to use the patented technology.
     Recently, we have been involved in a number of patent disputes with third parties, some of which remain unresolved. For example, we are in litigation with Enzo Biochem Inc. which claims that genetic sequences used in certain of our gonorrhea testing products infringe one of its patents. Additionally, we hold certain rights in the blood screening and clinical diagnostics fields under Chiron patents covering the detection of HIV. In February 2005, the U.S. Patent and Trademark Office declared two interferences related to Chiron’s U.S. Patent No. 6,531,276 (“Methods For Detecting Human Immunodeficiency Virus Nucleic Acid”) (the “‘276 patent”). The first interference is between Chiron and Centocor, Inc., and pertains to Centocor’s U.S. Patent Application No. 06/693,866 (“Cloning and Expression of HTLV-III DNA”) (the “‘866 application”). The second interference is between Chiron and Institut Pasteur, and pertains to Institut Pasteur’s U.S. Patent Application No. 07/999,410 (“Cloned DNA Sequences, Hybridizable with Genomic RNA of Lymphadenopathy-Associated Virus (LAV)”) (the “‘410 application”). Chiron is the junior party in both interferences. In February 2005, at about the time the interferences were declared, we received a letter from the Institut Pasteur regarding alleged infringement of Institut Pasteur’s European Patent EP 0 178 978 (“Cloned DNA sequences, hybridizable with genomic RNA of lymphadenopathy-associated virus, or LAV) (“’978 patent”), by the HIV-1 nucleic acid screening assays performed on our Procleix system that is marketed and distributed by Chiron. There can be no assurances as to the ultimate outcomes of these matters.
We may be subject to future product liability claims that may exceed the scope and amount of our insurance coverage, which would expose us to liability for uninsured claims.
     While there is a federal preemption defense against product liability claims for medical products that receive premarket approval from the FDA, we believe that no such defense is available for our products that we market under a 510(k) clearance. As such, we are subject to potential product liability claims as a result of the design, development, manufacture and marketing of our clinical diagnostic products. Any product liability claim brought against us, with or without merit, could result in the increase of our product liability insurance rates. In addition, our insurance policies have various exclusions, and thus we may be subject to a product liability claim for which we have no insurance coverage, in which case, we may have to pay the entire amount of any award. In addition, insurance varies in cost and can be difficult to obtain, and we may not be able to obtain insurance in the future on terms acceptable to us, or at all. A successful product liability claim brought against us in excess of our insurance coverage may require us to pay substantial amounts, which could harm our business and results of operations.
We are exposed to risks associated with acquisitions and other long-lived and intangible assets that may become impaired and result in an impairment charge.
     As of June 30, 2005, we had approximately $173.9 million of long-lived assets, including $22.2 million of capitalized software relating to our TIGRIS instrument, goodwill of $18.6 million and $44.1 million of capitalized license and manufacturing fees, patents and purchased intangibles that have been included in “License and manufacturing access fees” on the face of the balance sheet. Additionally, we had $34.0 million of land and building, $5.0 million of leasehold improvements, $21.8 million of construction in-progress and $27.9 of equipment and furniture and fixtures. The carrying amounts of long-lived and intangible assets are affected whenever events or changes in circumstances indicate that the carrying amount of any asset may not be recoverable. These events or changes might include a significant decline in market share, a significant decline in profits, rapid changes in technology, significant litigation or other matters. Adverse events or changes in circumstances may affect the estimated undiscounted future operating cash flows expected to be derived from long-lived and intangible assets. If at any time we determine that an impairment has occurred, we will be required to reflect the impaired value as a charge, resulting in a reduction in earnings in the quarter such impairment is identified and a corresponding reduction in our net asset value. A material reduction in earnings resulting from such a charge could cause us to fail to be profitable in the period in which the charge is taken or otherwise to fail to meet the expectations of investors and securities analysts, which could cause the price of our stock to decline.
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
     The development of new or enhanced products is a complex and uncertain process requiring the accurate anticipation of technological and market trends, as well as precise technological execution. In addition, the successful development of new products will depend on the development of new technologies. We may be required to undertake time-consuming and costly development activities and to seek regulatory approval for these new products. We may experience difficulties that could delay or prevent the successful development, introduction and marketing of these new products. Regulatory clearance or approval of any new products may not be granted by the FDA or foreign regulatory authorities on a timely basis, or at all, and such new products may not be successfully commercialized.
We expect to continue to incur significant research and development expenses, which may make it difficult for us to maintain profitability.
     In recent years, we have incurred significant costs in connection with the development of our blood screening and clinical diagnostic products and our TIGRIS instrument. We expect our expense levels to remain high in connection with our research and development as we continue to expand our product offerings and continue to develop products and technologies in collaboration with our strategic partners. As a result, we will need to continue to generate significant revenues to maintain profitability. Although we expect our research and development expenses as a percentage of revenue to decrease in future periods, we may not be able to generate revenues and may not maintain profitability in the future. Our failure to maintain profitability in the future could cause the market price of our common stock to decline.
We may not have financing for future capital requirements, which may prevent us from addressing gaps in our product offerings or improving our technology.
     Although historically our cash flow from operations has been sufficient to satisfy working capital, capital expenditure and research and development requirements, we may in the future need to incur debt or issue equity in order to fund these requirements as well as to make acquisitions and other investments. If we cannot obtain debt or equity financing on acceptable terms or are limited with respect to incurring debt or issuing equity, we may be unable to address gaps in our product offerings or improve our technology, particularly through strategic acquisitions or investments.
     We may need to raise substantial amounts of money to fund a variety of future activities integral to the development of our business, including:
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

     If we raise funds through the issuance of debt or equity, including through the issuance of debt or equity securities pursuant to our Form S-3 shelf registration statement that we filed on August 29, 2003 with the SEC relating to the possible future sale of up to an aggregate of $150 million of debt or equity securities, any debt securities or preferred stock issued will have rights, preferences and privileges senior to those of holders of our common stock in the event of a liquidation and may contain other provisions that adversely effect the rights of the holders of our common stock. The terms of any debt securities may impose restrictions on our operations. If we raise funds through the issuance of equity or debt convertible into equity, this issuance would result in dilution to our stockholders.
     We may fund future acquisitions, if any, in part by issuing additional equity. If the price of our equity is unacceptably low or volatile due to market volatility or other factors, we may not be able to acquire other companies.
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
     We may in the future need to find new contract manufacturers to increase our volumes or to reduce our costs. We may not be able to find contract manufacturers that meet our needs, and even if we do, qualifying a new contract manufacturer and commencing volume production is expensive and time consuming. For example, qualifying a new manufacturer of our TIGRIS instrument would take approximately 12 months. If we are required or elect to change contract manufacturers, we may lose revenues and our customer relationships may suffer.
If we or our contract manufacturers are unable to manufacture our products in sufficient quantities, on a timely basis, at acceptable cost and in compliance with regulatory requirements, our ability to sell our products will be harmed.
     We must manufacture or have manufactured our products in sufficient quantities and on a timely basis, while maintaining product quality and acceptable manufacturing costs and complying with regulatory requirements. In determining the required quantities of our products and the manufacturing schedule, we must make significant judgments and estimates based on historical experience, inventory levels, current market trends and other related factors. Because of the inherent nature of estimates, there could be significant differences between our estimates and the actual amounts of products we and our distributors require, which could harm our business and results of operations.
     Significant additional work will be required for scaling-up manufacturing of each new product prior to commercialization, and we may not successfully complete this work. Manufacturing and quality control problems have arisen and may arise as we attempt to scale-up our manufacturing of a new product, and we may not achieve scale-up in a timely manner or at a commercially reasonable cost, or at all. In addition, although we expect some of our newer products and products under development to share production attributes with our existing products, production of these newer products may require the development of new manufacturing technologies and expertise. We may be unable to develop the required technologies or expertise.
     The amplified NAT tests that we product are significantly more expensive to manufacture than our non-amplified products. As we continue to develop new amplified NAT tests in response to market demands for greater sensitivity, our product costs will increase significantly. We sell our products in a number of cost-sensitive market segments, and we may not be able to manufacture these more complex amplified tests at costs that would allow us to maintain our historical gross margins. In addition, new products that detect more than one target organism will contain significantly more complex reagents, which will increase the cost of our manufacturing processes and quality control testing. We or other parties we engage to help us may not be able to manufacture these products at a cost or in quantities that would make these products commercially viable. If we are unable to develop or contract for manufacturing capabilities on acceptable terms for our products under development, we will not be able to conduct pre-clinical and clinical and validation testing on these product candidates, which will prevent or delay regulatory clearance or approval of these product candidates and the initiation of new development programs.
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
     The FDA and governmental bodies in other countries have the authority to require the recall of our products if we fail to comply with relevant regulations pertaining to product manufacturing, quality, labeling, advertising, or promotional activities, or if new information is obtained concerning the safety of a product. A government-mandated recall, or a voluntary recall by us, could divert managerial and financial resources and potentially harm our reputation with customers. In the past, we have had four voluntary recalls, which in each case were identified and corrected. For example, we experienced a recall in July 2002 following the discovery of an error in the Chiron Procleix System software used with the Procleix HIV-1/HCV blood screening assay and instruments. A review of prior test results determined that the defect did not cause any inaccurate results. The problem was rectified in a subsequent software update, which was submitted to and approved by the FDA. Another recall occurred in June 2004 as a result of a customer complaint about our MTD product suggesting reduced stability of one of our reagents. The problem was identified and corrected and customers were provided with replacement reagent. Our products may be subject to additional recalls in the future. Future recalls could be more difficult and costly to correct, may result in the suspension of sales of our products, and may harm our financial results and our reputation.
Our sales to international markets are subject to additional risks.
     Sales of our products outside the United States accounted for 21% of our total revenues for the six months ended June 30, 2005 and 15% of our total revenues for 2004. Sales by Chiron of our blood screening products outside of the United States accounted for 76% of our international revenues for the six months ended June 30, 2005 and 58% of our international revenues for 2004. Chiron has responsibility for the international distribution of our blood screening products, which includes sales in France, Australia, Singapore, New Zealand, Italy and other countries. Our sales in France and Japan that were not made through Chiron accounted for 5% and 7%, respectively, of our international sales for the six months ended June 30, 2005 and 10% and 6%, respectively, for 2004.
     We encounter risks inherent in international operations. We expect a significant portion of our sales growth, especially with respect to our blood screening products, to come from expansion in international markets. Other than Canada, our sales are currently denominated in United States dollars. If the value of the United States dollar increases relative to foreign currencies, our products could become less competitive in international markets. Our international sales also may be limited or disrupted by:
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
If third-party payors do not reimburse our customers for the use of our products or if they reduce reimbursement levels, our ability to sell our products will be harmed.
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
     We purchase some key raw materials used in the manufacture of our products from single-source suppliers. We may not be able to obtain supplies from replacement suppliers on a timely or cost-effective basis. For example, our current supplier of certain key raw materials for our amplified NAT assays, pursuant to a fixed-price contract, is Roche Molecular Biochemicals, and we recently entered into a supply agreement for probes for human papillomavirus with Roche Molecular Systems, each of which are affiliates of Roche Diagnostics GmbH, one of our primary competitors. A reduction or stoppage in supply while we seek a replacement supplier would limit our ability to manufacture our products, which could result in a significant reduction in sales and profitability. In addition, an impurity or variation in a raw material, either unknown to us or incompatible with our products, could significantly reduce our ability to manufacture products. Our inventories may not be adequate to meet our production needs during any prolonged interruption of supply. We have products under development which, if developed, may require us to enter into additional supplier arrangements. We also have single source suppliers for proposed future products. Failure to maintain existing supply relationships or to obtain suppliers for our future products, if any, on commercially reasonable terms would prevent us from manufacturing our future products and limit our growth.
We are dependent on technologies we license, and if we fail to license new technologies and rights to particular nucleic acid sequences for targeted diseases in the future, we may be limited in our ability to develop new products.
     We are dependent on licenses from third parties for some of our key technologies. For example, our patented Transcription-Mediated Amplification technology is based on technology we have licensed from Stanford University and the chemiluminescence technology we use in our products is based on technology licensed by our consolidated subsidiary, Molecular Light Technology Limited, from the University of Wales College of Medicine. If our license with respect to any of these technologies is terminated for any reason, we will not be able to sell products that incorporate the technology. In addition, although our research staff seeks to discover particular nucleic acid sequences for targeted diseases, our ability to develop additional diagnostic tests for diseases may depend on the ability of third parties to discover particular sequences or markers and correlate them with disease, as well as the rate at which such discoveries are made. Our ability to design products that target these diseases may depend on our ability to obtain the necessary rights from third parties who make any of these discoveries. In addition, there are a finite number of diseases and conditions for which our NAT assays may be economically viable. If we are unable to obtain access to new technologies or the rights to particular sequences or markers necessary for additional diagnostic products on commercially reasonable terms, we may be limited in our ability to develop new diagnostic products.

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
     Competition for skilled sales, marketing, research, product development, engineering, and technical personnel is intense and we may not be able to recruit and retain the personnel we need. The loss of the services of any key sales, marketing, research, product development, engineering, or technical personnel, or our inability to hire new personnel with the requisite skills, could restrict our ability to develop new products or enhance existing products in a timely manner, sell products to our customers or manage our business effectively.
     We may not be able to hire or retain qualified personnel if we are unable to offer competitive salaries and benefits, or if our stock does not perform well.
We may acquire other businesses or form joint ventures that could decrease our profitability, result in dilution to stockholders or cause us to incur debt or significant expense.
     As part of our business strategy, we intend to pursue acquisitions of complementary businesses and technology licensing arrangements. We also intend to pursue strategic alliances that leverage our core technology and industry experience to expand our product offerings and geographic presence. We have limited experience with respect to acquiring other companies and with respect to the formation of collaborations, strategic alliances and joint ventures. If we make future acquisitions, we may not be able to integrate these acquisitions successfully into our existing business and we could assume unknown or contingent liabilities. Any future acquisitions by us also could result in large and immediate write-offs or the incurrence of debt and contingent liabilities, any of which could harm our operating results. Integration of an acquired company also may require management resources that otherwise would be available for ongoing development of our existing business. We may not identify or complete these transactions in a timely manner, on a cost-effective basis, or at all, and we may not realize the anticipated benefits of any acquisition, technology license or strategic alliance.
     To finance any acquisitions, we may choose to issue shares of our common stock as consideration, which would result in dilution to our stockholders. If the price of our equity is low or volatile, we may not be able to acquire other companies. Alternatively, it may be necessary for us to raise additional funds through public or private financings. Additional funds may not be available on terms that are favorable to us and, in the case of equity financings, may result in dilution to our stockholders.
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
     In addition, we are required to continue to comply with applicable FDA and other regulatory requirements once we have obtained clearance or approval for a product. These requirements include, among other things, the Quality System Regulation, labeling requirements, the FDA’s general prohibition against promoting products for unapproved or “off-label” uses and adverse event reporting regulations. Failure to comply with applicable FDA product regulatory requirements could result in, among other things, warning letters, fines, injunctions, civil penalties, repairs, replacements, refunds, recalls or seizures of products, total or partial suspension of production, the FDA’s refusal to grant future premarket clearances or approvals, withdrawals or suspensions of current product applications and criminal prosecution. Any of these actions, in combination or alone, could prevent us from selling our products and harm our business.

     Outside the United States, our ability to market our products is contingent upon receiving marketing authorization from the appropriate foreign regulatory authorities. The requirements governing the conduct of clinical trials, marketing authorization, pricing and reimbursement vary widely from country to country. At present, we apply for foreign marketing authorizations at a national level, although within the European Union, registration procedures are available to companies wishing to market a product in more than one European union member state. In compliance with the European IVD Directive, we have taken action to register our products in the European market. This is an ongoing process as we register additional products and/or product modifications. Failure to receive, or delays in the receipt of, relevant foreign qualifications could prevent us from selling our products in foreign countries.
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
     We manufacture all of our products in our two manufacturing facilities located in San Diego, California. These facilities and the manufacturing equipment we use to produce our products would be costly to replace and could require substantial lead time to repair or replace. Our facilities may be harmed by natural or man-made disasters, including, without limitation, earthquakes and fires, and in the event they are affected by a disaster, we would be forced to rely on third-party manufacturers. In the event of a disaster, we may lose customers and we may be unable to regain those customers thereafter. Although we possess insurance for damage to our property and the disruption of our business from casualties, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.
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
The anti-takeover provisions of our certificate of incorporation and by-laws, provisions of Delaware law and our rights plan could delay or prevent a change of control that our stockholders may favor.
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
     In addition, because we have not chosen to be exempt from Section 203 of the Delaware General Corporation Law, this provision could also delay or prevent a change of control that our stockholders may favor. Section 203 provides that, subject to limited exceptions, persons that acquire, or are affiliated with a person that acquires, more than 15 percent of the outstanding voting stock of a Delaware corporation shall not engage in any business combination with that corporation, including by merger, consolidation or acquisitions of additional shares, for a three-year period following the date on which that person or its affiliate crosses the 15 percent stock ownership threshold.
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
     Through a series of transactions consummated in August 2003 and May 2005, we acquired all of the outstanding shares of Molecular Light Technology Limited and its subsidiaries and, in the future, we may acquire additional businesses or technologies, or enter into strategic transactions. Managing these acquisitions and any future acquisitions will entail numerous operational and financial risks, including:
•	the inability to retain or replace key employees of any acquired businesses or hire enough qualified personnel to staff any new or expanded operations;

•	the impairment of relationships with key customers of acquired businesses due to changes in management and ownership of the acquired businesses;

•	the exposure to federal, state, local and foreign tax liabilities in connection with any acquisition or the integration of any acquired businesses;

•	the exposure to unknown liabilities;

•	higher than expected acquisition and integration costs that could cause our quarterly and annual operating results to fluctuate;

•	increased amortization expenses if an acquisition results in significant goodwill or other intangible assets;

•	combining the operations and personnel of acquired businesses with our own, which could be difficult and costly; and

•	integrating or completing the development and application of any acquired technologies, which could disrupt our business and divert our management’s time and attention.
If we do not effectively manage our growth, it could affect our ability to pursue opportunities and expand our business.
     Growth in our business has placed and may continue to place a significant strain on our personnel, facilities, management systems and resources. We will need to continue to improve our operational and financial systems and managerial controls and procedures and train and manage our workforce. We will have to maintain close coordination among our various departments. If we fail to effectively manage our growth, it could adversely affect our ability to pursue business opportunities and expand our business.
Future changes in financial accounting standards or practices or existing taxation rules or practices may cause adverse unexpected revenue fluctuations and affect our reported results of operations.
     A change in accounting standards or practices or a change in existing taxation rules or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and taxation rules and varying interpretations of accounting pronouncements and taxation practice have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, in December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” In April 2005, the SEC approved a vote that will effectively require us to adopt this statement on January 1, 2006. This statement eliminates the ability to account for stock-based compensation using the intrinsic value method allowed under APB 25 and requires such transactions to be recognized as compensation expense in the statement of income based on the fair values on the date of grant, with the compensation expense recognized over the period in which an employee or director is required to provide service in exchange for the stock award. This new requirement will negatively impact our earnings. For example, recording a charge for employee stock options under SFAS No. 123, “Accounting for Stock-Based Compensation,” would have reduced our net income by $4.3 million and $2.4 million for the three months ended June 30, 2005 and 2004, respectively, and $7.9 million and $4.3 million for the six months ended June 30, 2005 and 2004, respectively.

Systems implementation issues could disrupt our internal operations and adversely affect our financial results.
     Portions of our information technology infrastructure may experience interruptions, delays or cessations of service or produce errors in connection with ongoing systems implementation work. In particular, we have recently implemented a new ERP software system to replace our various legacy systems. As a part of this effort, we are transitioning data and changing processes that may be more expensive, time consuming and resource intensive than planned. Any disruptions that may occur in the continued implementation of this new system or any future systems could increase our expenses and adversely affect our ability to report in an accurate and timely manner the results of our consolidated operations, our financial position and cash flow and to otherwise operate our business, which could adversely affect our financial results, stock price and reputation.
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
     Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq Stock Market rules, are creating uncertainty for companies such as ours. To maintain high standards of corporate governance and public disclosure, we have invested and intend to invest all reasonably necessary resources to comply with evolving standards. These investments have resulted in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities and may continue to do so in the future.
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
     We are exposed to foreign exchange risk for expenditures in certain foreign countries, but the total receivables and payables denominated in foreign currencies at June 30, 2005 were not material. Under our collaboration agreement with Chiron, a growing portion of blood screening product sales is from western European countries. As a result, our international blood screening product sales are affected by changes in the foreign currency exchange rates of those countries where Chiron’s business is conducted in Euros or other local currencies. We do not enter into foreign currency hedging transactions to mitigate our exposure to foreign currency exchange risks. Based on international blood screening product sales for the first six months of 2005, a 10% movement of rates would result in a blood screening product sales increase or decrease of approximately $0.7 million. We believe that our business operations are not exposed to market risk relating to commodity price risk.
Item 4. Controls and Procedures
     As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the quarter ended June 30, 2005.
     An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any change in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation has included certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. During the first quarter of 2005, we implemented an Enterprise Resource Planning (ERP) system which is expected to improve and enhance internal controls over financial reporting. This ongoing implementation has materially changed how transactions are being processed and has also changed the structure and operation of some internal controls. While the ERP changes materially affected our internal control over financial reporting during the first six months of 2005, including the current quarter, the implementation has proceeded to date without material adverse effects on our internal control over financial reporting.
     Except for the ERP implementation described above, there have been no other changes in our internal control over financial reporting during the six months ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     A description of our material pending legal proceedings is disclosed in Note 12 – Litigation of the Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of this report and is incorporated by reference herein. See “Notes to Condensed Consolidated Financial Statement – Note 12 – Litigation.” We are also engaged in other legal actions arising in the ordinary course of our business and believe that the ultimate outcome of these actions will not have a material adverse effect on our business, financial condition or results of operations. However, due to the uncertainties inherent in litigation, no assurance can be given as to the outcome of these proceedings. If any of these matters were resolved in a manner unfavorable to us, our business, financial condition and results of operations would be harmed.

Item 4. Submission of Matters to a Vote of Security Holders
On May 19, 2005, our Annual Meeting of Stockholders was held in San Diego, California for the following purposes:
(1)	To elect three (3) directors to hold office until the 2008 Annual Meeting of Stockholders.
For Raymond V. Dittamore, the number of votes were as follows:
For: 42,617,459
Withheld: 470,797
For Abraham D. Sofaer, the number of votes were as follows:
For: 40,738,962
Withheld: 2,349,294
For Phillip M. Schneider, the number of votes were as follows:
For: 40,738,358
Withheld: 2,349,898
(2)	To ratify the selection by the Audit Committee of our Board of Directors of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2005. The number of votes were as follows:
For: 42,636,372
Against: 442,499
Abstaining: 9,385
Broker Non-Votes: 0

Item 6. Exhibits

Exhibit
Number	Description

2.1(1)	Separation and Distribution Agreement, dated and effective as of May 24, 2002, and amended and restated as of August 6, 2002, by and between Chugai Pharmaceutical Co., Ltd. and Gen-Probe Incorporated.

3.1(1)	Form of Amended and Restated Certificate of Incorporation of Gen-Probe Incorporated.

3.2(5)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Gen-Probe Incorporated.

3.3(1)	Form of Amended and Restated Bylaws of Gen-Probe Incorporated.

3.4(5)	Certificate of Designations of the Series A Junior Participating Preferred Stock of Gen-Probe Incorporated.

4.1(1)	Specimen common stock certificate.

4.2(2)	Rights Agreement, dated as of September 16, 2002, between Gen-Probe Incorporated and Mellon Investor Services LLC, which includes the form of Certificate of Designations of the Series A Junior Participating Preferred Stock of Gen-Probe Incorporated as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C.

4.3(3)	First Amendment to Rights Agreement, dated October 9, 2002, between Gen-Probe Incorporated and Mellon Investor Services LLC.

4.4(4)	Second Amendment to Rights Agreement, dated November 20, 2003.

10.83(6)‡	Employment Offer Letter, dated July 15, 2005, between Gen-Probe Incorporated and Stephen J. Kondor.

10.84 †‡	Gen-Probe Incorporated Deferred Compensation Plan effective as of June 30, 2005.

10.85 †‡	Deferred Issuance Restricted Stock Award Grant Notice and Agreement between Gen-Probe Incorporated and Henry L. Nordhoff, dated May 20, 2005.

31.1†	Certification dated August 4, 2005, of Principal Executive Officer required pursuant to 18 USC. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification dated August 4, 2005, of Principal Financial Officer required pursuant to 18 USC. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification dated August 4, 2005, of Principal Executive Officer required pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification dated August 4, 2005, of Principal Financial Officer required pursuant to 18 USC. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith.

‡	Indicates management contract or compensatory plan, contract or arrangement.

(1)	Incorporated by reference to Gen-Probe’s Amendment No. 2 to Registration Statement on Form 10 filed with the SEC on August 14, 2002.

(2)	Incorporated by reference to Gen-Probe’s Report on Form 8-K filed with the SEC on September 17, 2002.

(3)	Incorporated by reference to Gen-Probe’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2002.

(4)	Incorporated by reference to Gen-Probe’s Report on Form 8-K filed with the SEC on November 21, 2003.

(5)	Incorporated by reference to Gen-Probe’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2004.

(6)	Incorporated by reference to Gen-Probe’s Report on Form 8-K filed with the SEC on August 1, 2005.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 4, 2005	By:	/s/ Henry L. Nordhoff
Henry L. Nordhoff
Chairman, President and Chief Executive Officer (Principal Executive Officer)

DATE: August 4, 2005	By:	/s/ Herm Rosenman
Herm Rosenman
Vice President — Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)