Form 10-Q
period 2005-09-30
GEN PROBE INC
filed 2005-11-04
CIK 820237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number 001-31279
GEN-PROBE INCORPORATED
(Exact Name of Registrant as Specified in Its Charter)

Delaware	33-0044608
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

10210 Genetic Center Drive
San Diego, CA	92121
(Address of Principal Executive	(Zip Code)
Offices)
(858) 410-8000
(Registrant’s Telephone Number, Including Area Code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑  No  ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☑  No  ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☑
     As of October 31, 2005, there were 50,824,395 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

GEN-PROBE INCORPORATED

FORM 10-Q

Page
PART I
Item 1. Financial Statements	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosures about Market Risk	41
Item 4. Controls and Procedures	41
PART II
Item 1. Legal Proceedings	42
Item 6. Exhibits	43
SIGNATURES
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

GEN-PROBE INCORPORATED
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30,	December 31,
	2005	2004
	(unaudited)
Current assets:
Cash and cash equivalents	$45,590	$25,498
Short-term investments	175,095	168,328
Trade accounts receivable, net of allowance for doubtful accounts of $730 at September 30, 2005 and $664 at December 31, 2004, respectively	29,159	21,990
Accounts receivable — other	1,405	3,136
Inventories	34,109	27,308
Deferred income taxes	7,081	7,725
Prepaid expenses	12,277	8,517
Other current assets	7,480	5,447

Total current assets	312,196	267,949
Property, plant and equipment, net	94,175	76,651
Capitalized software	21,580	23,466
Goodwill	18,621	18,621
License, manufacturing and other access fees	44,009	24,395

Total assets	$490,581	$411,082

Current liabilities:
Accounts payable	12,237	6,729
Accrued salaries and employee benefits	16,678	11,912
Other accrued expenses	3,225	4,451
Income tax payable	7,625	1,188
Deferred revenue	15,220	9,467

Total current liabilities	54,985	33,747
Deferred income taxes	6,403	9,187
Deferred revenue	4,500	5,000
Deferred rent	262	309
Minority interest	—	1,810
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.0001 par value per share; 20,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.0001 par value per share; 200,000,000 shares authorized, 50,812,945 and 50,035,490 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	5	5
Additional paid-in capital	270,651	248,767
Deferred compensation	(1,632)	(1,104)
Accumulated other comprehensive income (loss)	(481)	807
Retained earnings	155,888	112,554

Total stockholders’ equity	424,431	361,029

Total liabilities and stockholders’ equity	$490,581	$411,082

See accompanying notes to consolidated financial statements.

GEN-PROBE INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues:
Product sales	$68,941	$56,447	$193,651	$164,077
Collaborative research revenue	6,336	5,532	19,358	19,270
Royalty and license revenue	994	1,508	4,984	17,851

Total revenues	76,271	63,487	217,993	201,198
Operating expenses:
Cost of product sales	21,399	15,272	57,247	42,300
Research and development	17,506	15,646	53,597	49,961
Marketing and sales	7,555	6,568	22,365	19,958
General and administrative	7,822	9,058	22,793	23,817

Total operating expenses	54,282	46,544	156,002	136,036

Income from operations	21,989	16,943	61,991	65,162
Total other income, net	1,318	769	3,400	1,467

Income before income taxes	23,307	17,712	65,391	66,629
Income tax expense	6,890	6,602	22,057	24,030

Net income	$16,417	$11,110	$43,334	$42,599

Net income per share:
Basic	$0.32	$0.22	$0.86	$0.86

Diluted	$0.31	$0.22	$0.83	$0.83

Weighted average shares outstanding:
Basic	50,726	49,654	50,518	49,284

Diluted	52,464	51,516	52,381	51,302

See accompanying notes to consolidated financial statements.

GEN-PROBE INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2005	2004
Operating activities
Net income	$43,334	$42,599
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,694	12,988
Stock compensation charges	445	1,051
Loss on disposal of property and equipment	262	58
Stock option income tax benefits	6,948	9,639
Changes in assets and liabilities:
Accounts receivable	(5,562)	(5,775)
Inventories	(6,809)	(15,710)
Prepaid expenses	(3,760)	(3,734)
Other current assets	(2,033)	(1,903)
Accounts payable	5,525	4,694
Accrued salaries and employee benefits	4,767	976
Other accrued expenses	(1,169)	(291)
Income tax payable	6,467	(3,393)
Deferred revenue	5,253	2,468
Deferred income taxes	(2,134)	2,755
Deferred rent	(47)	(10)
Minority interest	—	(27)

Net cash provided by operating activities	68,181	46,385

Investing activities
Proceeds from sales and maturities of short-term investments	98,693	148,444
Purchases of short-term investments	(105,672)	(188,644)
Cash paid for acquisition of minority interest in Molecular Light Technology	(1,539)	(376)
Purchases of property, plant and equipment	(29,894)	(15,572)
Capitalization of intangible assets, including manufacturing and license fees	(22,450)	(23,180)
Other assets	(821)	(182)

Net cash used in investing activities	(61,683)	(79,510)

Financing activities
Proceeds from issuance of common stock	13,963	15,819

Net cash provided by financing activities	13,963	15,819

Effect of exchange rate changes on cash and cash equivalents	(369)	679

Net increase (decrease) in cash and cash equivalents	20,092	(16,627)
Cash and cash equivalents at the beginning of the period	25,498	35,973

Cash and cash equivalents at the end of the period	$45,590	$19,346

Supplemental disclosure of cash flow information:
Cash paid for:
Income taxes	$10,187	$15,692

Interest	$149	$33

See accompanying notes to consolidated financial statements.

Notes to the Consolidated Financial Statements (unaudited)
Note 1 — Basis of presentation
     The accompanying interim consolidated financial statements of Gen-Probe Incorporated (“Gen-Probe” or the “Company”) at September 30, 2005, and for the three and nine month periods ended September 30, 2005 and 2004, are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In management’s opinion, the unaudited financial statements include all adjustments, consisting only of normal recurring accruals, necessary to state fairly the financial information therein, in accordance with U.S. GAAP. Interim results are not necessarily indicative of the results which may be reported for any other interim period or for the year ending December 31, 2005.
     These unaudited consolidated financial statements and footnotes thereto should be read in conjunction with the audited financial statements and footnotes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
Note 2 — Reporting periods
     The Company historically operated and reported on fiscal periods ending on the Friday closest to the end of the month except for year-end, which has closed on December 31. For ease of presentation, the 2004 quarterly periods were deemed to end on March 31, June 30, September 30 and December 31. Beginning in 2005, coinciding with the Company’s implementation of a new enterprise resource planning system, the Company’s fiscal quarters now end on March 31, June 30, September 30 and December 31. The three months ended September 30, 2005 included one more business day compared to the same period in the prior year, while the nine months ended September 30, 2005 included the same number of business days compared to the same period in the prior year.
Note 3 — Summary of significant accounting policies
Recent accounting pronouncements
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued revised Statement No. 123 (“SFAS No. 123(R)”) “Share-Based Payment,” which requires companies to expense the estimated fair value of all share-based payments to employees, including grants of employee stock options. Pro forma disclosure is no longer an alternative. In March 2005, the Securities and Exchange Commission (“SEC”) released SEC Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment.” SAB No. 107 provides the SEC staff’s position regarding the valuation of share-based payment arrangements for public companies. In April 2005, the SEC adopted a rule that will effectively require the Company to implement SFAS No. 123(R) beginning on January 1, 2006.
     As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company currently accounts for share-based payments to employees using the intrinsic value method of Opinion No. 25 issued by the Accounting Principles Board (“APB”) and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)’s fair value method will have a significant impact on the Company’s statements of income, although it will have no impact on the Company’s overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note 4 to the consolidated financial statements. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current standards. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized for excess tax deductions were $6,948,000 and $9,639,000 for the nine month periods ended September 30, 2005 and 2004, respectively.

     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — an amendment of ARB 43, Chapter 4,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, it requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after July 15, 2005. The Company does not believe the adoption of this standard will have a material impact on its financial position or results of operations.
     In December 2004, the FASB issued FASB Staff Position No. FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, for the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (“SFAS No. 109-1”). SFAS No. 109-1 clarifies that the deduction will be treated as a “special deduction” as described in Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” As such, the special deduction has no effect on deferred tax assets and liabilities existing at the date of enactment. We have estimated the current year impact of the deduction to be approximately $0.7 million to $1.0 million tax benefit, which has been reflected in our income tax expense for the nine months ended September 30, 2005.
Contingencies
     Contingent gains/losses are not recorded in the Company’s financial statements since this accounting treatment could result in the recognition of gains/losses that might never be realized. The Company is currently involved in arbitration proceedings with Bayer Corporation, or Bayer, concerning the parties’ collaboration for the development and sale of nucleic acid diagnostic tests for viral organisms. The Company received an arbitration award in tentative form in April 2005 and in interim form in June 2005. The arbitrator found, among other things, that Bayer is required to reimburse the Company $2.0 million for the Company’s legal fees and expenses related to the arbitration proceedings. The arbitrator’s decision in this matter is subject to a right of appeal to an arbitration panel. Upon receipt of the final arbitration award and receipt of cash, if any, to reimburse the Company’s legal fees and expenses, the Company expects to record the proceeds as a credit to expense either (i) within the General and Administrative (“G&A”) line item in the Company’s consolidated financial statements where the legal fees and expenses were previously recorded or (ii) as a separate arbitration award operating expense line item.
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
     In May 2005, the Company paid $1,539,000 plus accrued interest, in cash, to acquire the remaining outstanding shares of MLT, giving the Company ownership of all of the outstanding shares of MLT as of June 30, 2005. As such, the minority interest on the balance sheet has since been eliminated and all subsequent earnings (losses) of this subsidiary are fully consolidated into the Company’s consolidated financial statements.
Use of estimates
     The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. These estimates include assessing the collectibility of accounts receivable, the valuation of inventories and long-lived assets, including patent costs and capitalized software, and income taxes. Actual results could differ from those estimates.
Foreign currencies
     The functional currency of the Company’s wholly owned subsidiaries, GPUK and MLT (and its subsidiaries), is the British pound. Accordingly, all balance sheet accounts of these subsidiaries are translated into United States dollars using the exchange rate in effect at the balance sheet date, and revenues and expenses are translated using the average exchange rates in effect during the period. The gains and losses from foreign currency translation of the financial statements of these subsidiaries are recorded directly as a separate component of stockholders’ equity under the caption “Accumulated other comprehensive income (loss).”

Reclassifications
     Certain prior year amounts have been reclassified to conform with the current year presentation.
Note 4 — Stock-based compensation
     In each of May 2005 and June 2004, the Company granted to its chief executive officer 20,000 shares of Deferred Issuance Restricted Stock Awards under The 2003 Incentive Award Plan of Gen-Probe Incorporated (the “2003 Plan”), resulting in deferred compensation of $871,000 and $839,000, respectively, associated with these grants. The deferred compensation is being amortized to expense on a straight-line basis over the vesting periods (48 months) of the Deferred Issuance Restricted Stock Awards.
     The Company records compensation expense for employee stock-based compensation using their intrinsic value on the date of grant pursuant to APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Under the intrinsic value method, compensation cost for employee stock awards is recognized as the excess, if any, of the deemed fair value for financial reporting purposes of the Company’s common stock on the date of grant over the amount an employee must pay to acquire the stock. Because the Company establishes the exercise price based on the fair market value of the Company’s stock at the date of grant, the stock options have no intrinsic value upon grant, and therefore no expense is recorded. Each quarter, the Company reports the potential dilutive impact of stock options in its diluted earnings per common share using the treasury-stock method. Out-of-the-money stock options (i.e., the average stock price during the period is below the strike price of the stock option) are not included in diluted earnings per share.
     As required under SFAS No. 123, the pro forma effects of stock-based compensation on net income and earnings per share have been estimated at the date of grant using the minimum value option pricing model from the stock option plan inception date in 2000 through September 15, 2002 and the Black-Scholes option-pricing model for all option grants made subsequent to that date. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no restrictions and are fully transferable and negotiable in a free trading market. The Black-Scholes model does not consider the employment, transfer or vesting restrictions that are inherent in the Company’s employee stock options. Use of an option valuation model, as required by SFAS No. 123, includes highly subjective assumptions based on long-term predictions, including the expected stock price volatility and average life of each stock option grant. For the three and nine month periods ended September 30, 2005 and 2004, the following weighted average assumptions were used:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Risk-free interest rate	3.91%	3.15%	3.76%	3.17%
Volatility	45%	62%	53%	63%
Expected life (years)	5.4	4.0	4.9	4.0
Dividend yield	0%	0%	0%	0%
Resulting average fair value	$19.76	$18.28	$22.18	$18.82
     The fair value of each purchase right issued under the Company’s Employee Stock Purchase Plan (“ESPP”) for the three and nine month periods ended September 30, 2005 and 2004 was estimated on the date of grant using the Black-Scholes pricing model. The following weighted average assumptions were used:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Risk-free interest rate	3.35%	1.04%	3.04%	1.04%
Volatility	40%	66%	48%	59%
Expected life (years)	0.5	0.5	0.5	0.5
Dividend yield	0%	0%	0%	0%
Resulting average fair value	$9.14	$10.61	$10.86	$9.80

     Had compensation expense for stock options granted been determined based on the fair value of the options at the date of grant, consistent with SFAS No. 123 accounting, the Company’s net income and net income per share would have been as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income:
As reported	$16,417	$11,110	$43,334	$42,599
Stock-based employee compensation expense included in reported net income, net of related tax effects	87	491	205	547
Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,924)	(2,870)	(12,278)	(7,151)

Pro forma net income	$12,580	$8,731	$31,261	$35,995

Net income per share:
As reported
Basic	$0.32	$0.22	$0.86	$0.86
Diluted	$0.31	$0.22	$0.83	$0.83
Pro forma
Basic	$0.25	$0.18	$0.62	$0.73
Diluted	$0.24	$0.17	$0.60	$0.70
     The pro forma effects on net income for the three and nine month periods ended September 30, 2005 and 2004 are not likely to be representative of the effects on reported net income in future years.
Note 5 — Net income per share
     The Company computes net income per share in accordance with SFAS No. 128, “Earnings Per Share,” and SAB No. 98. Under the provisions of SFAS No. 128, basic net income per share is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common shares and common equivalent shares outstanding during the period.
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
     The following table sets forth the computation of net income per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income	$16,417	$11,110	$43,334	$42,599

Weighted average shares outstanding — Basic	50,726	49,654	50,518	49,284
Effect of dilutive common stock options outstanding	1,738	1,862	1,863	2,018

Weighted average shares outstanding — Diluted	52,464	51,516	52,381	51,302
Net income per share:
Basic	$0.32	$0.22	$0.86	$0.86

Diluted	$0.31	$0.22	$0.83	$0.83

     Dilutive securities include common stock options subject to vesting. Potentially dilutive securities totaling 208,735 and 262,755 for the three month periods ended September 30, 2005 and 2004, respectively, and 187,957 and 211,287 shares for the nine month periods ended September 30, 2005 and 2004, respectively, were excluded from the calculation of diluted earnings per share because of their anti-dilutive effect.
Note 6 — Comprehensive income
     Comprehensive income is comprised of net income and other comprehensive income (loss), which includes certain changes in stockholders’ equity such as foreign currency translation of the financial statements of our subsidiaries, and unrealized gains and losses on our available for sale securities.
     Components of comprehensive income, net of income taxes, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income	$16,417	$11,110	$43,334	$42,599

Foreign currency translation adjustment	(244)	(231)	(562)	273
Change in unrealized gain (loss) on investments	(238)	330	(726)	(43)

Comprehensive income	$15,935	$11,209	$42,046	$42,829

Note 7 — Intangible assets by asset class and related accumulated amortization
     The Company’s intangible assets and related accumulated amortization consisted of the following (in thousands):

	September 30, 2005			December 31, 2004
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Intangible assets subject to amortization:
Capitalized software	$25,142	$3,562	$21,580	$25,142	$1,676	$23,466
Patents	15,655	14,633	1,022	15,305	14,062	1,243
Purchased intangible assets	33,636	32,246	1,390	33,636	31,994	1,642
License, manufacturing and other access fees	44,354	2,757	41,597	22,262	752	21,510

Total	$118,787	$53,198	$65,589	$96,345	$48,484	$47,861

Goodwill	$26,298	$7,677	$18,621	$26,298	$7,677	$18,621

     In June 2005, the Company entered into a research agreement with SmithKline Beecham Corporation, doing business as GlaxoSmithKline, and SmithKline Beecham (Cork) Ltd., together referred to as GSK. Under the terms of the agreement, the Company agreed to provide its investigational PCA3 assay to test up to 6,800 clinical samples obtained from patients enrolled in GSK’s REDUCE™ (REduction by DUtasteride of prostate Cancer Events) clinical trial, which is designed to determine the efficacy and safety of GSK’s drug dutasteride (AVODART®) in reducing the risk of prostate cancer in men at increased risk of this disease. The Company agreed to reimburse GSK for expenses that GSK incurs for sample collection and related processes during the four-year prospective clinical trial. The Company also agreed to provide the PCA3 assay without charge and to pay third party clinical laboratory expenses for using the assay to test the samples. In July 2005, the Company made a payment of $500,000 to GSK that has been recorded as an intangible asset, and is being amortized on a straight-line basis to research and development expense over forty-eight months.
     In February 2005, the Company entered into a supply and purchase agreement with F. Hoffman-La Roche Ltd. and its affiliate Roche Molecular Systems, Inc. (“Roche”). Under this agreement, Roche agreed to manufacture and supply to Gen-Probe DNA probes for human papillomavirus (“HPV”). The Company plans to use these probes in molecular diagnostic assays. Pursuant to the agreement, the Company paid Roche manufacturing access fees of $20.0 million in May 2005 and will pay $10.0 million within 10 days of the occurrence of certain future commercial events, but not later than December 1, 2008. The Company also agreed to pay Roche transfer fees for the HPV products. The initial $20.0 million manufacturing access fee has been recorded as an intangible asset which, upon commercialization of the Company’s HPV products, is expected to be amortized to cost of product sales over the economic life of the products.

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
Note 8 — Inventories
     Net inventories are comprised of the following (in thousands):

	September 30,	December 31,
	2005	2004
Raw materials and supplies	$4,664	$5,345
Work in process	15,310	10,429
Finished goods	14,135	11,534

	$34,109	$27,308

Note 9 — Income taxes
     The Company accounts for income taxes during interim periods in accordance with SFAS No. 109, “Accounting for Income Taxes,” APB No. 28, “Interim Financial Reporting,” and FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods,” an interpretation of APB Opinion No. 28. For interim reporting purposes, these rules require that a company determine the best estimate of its annual effective tax rate and then apply that rate in providing for income taxes on a year-to-date basis.
     The Company currently estimates its annual effective income tax rate to be approximately 34.2% for 2005, compared to the actual 35.5% effective income tax rate in 2004. The Company expects that it will have sufficient taxable income after stock option related deductions to utilize the majority of its deferred tax assets.
     Tax benefits of $6,948,000 and $9,639,000 in the nine month periods ended September 30, 2005 and 2004, respectively, related to employee stock options and stock purchase plans, were credited to stockholders’ equity.
Note 10 — Stockholders’ equity
     During the three and nine month periods ended September 30, 2005, options to purchase 146,379 and 728,205 shares of the Company’s common stock were exercised by Gen-Probe employees at a weighted average exercise price of $20.54 and $17.19, respectively. The Company also issued 940 and 2,451 shares of common stock during the three and nine month periods ended September 30, 2005, respectively, to members of the Board of Directors as partial consideration for services rendered. The Company recognized expense for these shares issued to members of the Board of Directors during the three and nine month periods ended September 30, 2005, of $34,056 and $102,110, respectively, which was equal to their fair market value on the dates of issuance. Employees purchased 46,799 shares of the Company’s common stock at $30.94 per share during the nine months ended September 30, 2005 pursuant to the Company’s ESPP. No shares of the Company’s common stock were purchased under the ESPP during the three months ended September 30, 2005.

     Changes in stockholders’ equity for the nine months ended September 30, 2005 were as follows (in thousands):

Balance at December 31, 2004	$361,029
Net income	43,334
Other comprehensive loss	(1,288)
Net proceeds from the issuance of common stock	12,515
Purchase of common shares through ESPP	1,448
Purchase of common stock by board members	102
Amortization of deferred compensation	343
Tax benefit from the exercise of stock options	6,948

Balance at September 30, 2005	$424,431

Note 11 — Deferred compensation plan
     In May 2005, the Company’s Board of Directors approved the adoption of a Deferred Compensation Plan (the “Plan”), which became effective as of June 30, 2005. The Plan allows certain highly compensated management, key employees and directors of the Company to defer up to 80% of annual base salary or director fees and up to 100% of annual bonus compensation. Deferred amounts are credited with gains and losses based on the performance of deemed investment options selected by a committee appointed by the Board of Directors to administer the Plan. The Plan also allows for discretionary contributions to be made by the Company. Participants may receive distributions upon (i) election during an appropriate election period, (ii) the occurrence of unforeseeable financial emergencies, (iii) termination of employment, (iv) death, (v) disability, or (vi) a change in control of the Company, as defined in the Plan. Certain key participants must wait six months following termination of employment to receive distributions. The Plan is subject to Section 409A of the Internal Revenue Code of 1986, as amended (the “Code”).
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
Note 12 — Litigation
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
Enzo Biochem, Inc.
     In June 1999, the Company was sued by Enzo Biochem, Inc. in the United States District Court for the Southern District of New York. Enzo alleged that the Company and other defendants have wilfully infringed United States patent no. 4,900,659, or the “‘659 patent,” through the manufacture and sale of products for the diagnosis of gonorrhea. Enzo has asserted a damage claim based on a contention that Enzo is entitled to a reasonable royalty on all sales of Gen-Probe products for the detection of Neisseria gonorrhoeae bacteria from June 1993 through trial. Revenues from tests for the detection of Neisseria gonorrhoeae have constituted a significant portion of Gen-Probe’s revenues during the relevant period. The Company believes that the claims of the ‘659 patent are invalid, unenforceable and may not be properly interpreted to cover its products. On July 27, 2004, the District Court granted summary judgment in favor of the Company and other defendants, and against Enzo, holding that the ‘659 patent is invalid based on the on-sale doctrine. On September 30, 2005, the United States Court of Appeals for the Federal Circuit affirmed the judgment in the Company’s favor. Enzo did not file for rehearing within the time allowed. The Company does not know whether Enzo intends to seek review by petition for certiorari to the U.S. Supreme Court. The Company intends to vigorously defend any further proceedings. There can be no assurance that the case will be resolved in the Company’s favor.

Bayer Corporation
     In November 2002, the Company filed a demand for arbitration against Bayer Corporation, or Bayer, in the Judicial Arbitration & Mediation Services, Inc., or JAMS, office in San Diego, California related to the Company’s collaboration with Bayer for nucleic acid diagnostic tests for viral organisms. Under the terms of the June 1998 collaboration agreement, Bayer acquired the exclusive right to distribute nucleic acid diagnostic tests designed and developed by Gen-Probe for the detection of human immunodeficiency virus (“HIV”), hepatitis viruses and other specified viruses, subject to certain conditions. Gen-Probe’s demand for arbitration stated that Bayer failed to fulfill the conditions required to maintain exclusive distribution rights. The arbitration demand sought confirmation that the agreement grants Gen-Probe, in the present circumstances, a co-exclusive right to directly distribute the viral diagnostic tests that are the subject of the agreement. In November 2003, Bayer filed a counterclaim for money damages based on alleged delays in the development of the TIGRIS instrument, alleged delays in the development of certain assays, and other claims. Bayer Healthcare LLC was also added as a respondent and counterclaimant. The hearing on the matter began on September 13, 2004 and closing arguments were completed on November 3, 2004.
     On April 5, 2005, the arbitrator issued a Tentative Opinion and Award, and requested comments be submitted from the parties related to implementation of the decision. After considering and incorporating some of the parties’ suggestions, on June 24, 2005, the arbitrator issued an Interim Opinion and Award. The Interim Opinion and Award adopted all substantive rulings of the Tentative Opinion and Award. The arbitrator determined that the Company is entitled to a co-exclusive right to distribute qualitative Transcription-Mediated Amplification (“TMA”) assays to detect the hepatitis C virus (“HCV”) and HIV-1. Bayer previously held the exclusive rights to market these products. The arbitrator also determined that the collaboration agreement should be prospectively terminated, as the Company requested. As a result of a termination of the agreement, the Company will have the right to develop and market future viral assays that had been previously reserved for Bayer. Bayer will retain co-exclusive rights to distribute two products that it currently markets. Bayer also will be required to reimburse the Company $2.0 million for the Company’s legal fees and expenses related to the arbitration proceedings. As discussed in Note 3 — Summary of significant accounting policies (Contingencies), the Company will not record any award for reimbursement of legal fees and expenses until the arbitration has been finalized and the cash has been received.
     The arbitrator rejected Bayer’s multimillion-dollar counterclaim for damages. In the June 2005 Interim Opinion and Award, the arbitrator also concluded that a brief additional hearing must be held to determine whether a royalty payment would be required as a result of the Company exercising its co-exclusive rights to distribute certain TMA assays, and, if so, the amount and beneficiary of such royalties. The additional hearing took place on September 14 and 15, 2005, and the parties submitted their final post-hearing briefs on October 7, 2005.
     The arbitrator’s decision in this matter is subject to a right to appeal to an arbitration appeal panel within JAMS. There can be no assurances as to the final outcome of the arbitration.
     A separate patent infringement action that the Company filed in March 2004 against Bayer remains pending in the United States District Court for the Southern District of California. This action alleges that Bayer’s bDNA nucleic acid tests for HIV and HCV infringe Gen-Probe’s U.S. patent no. 5,955,261, entitled “Method for Detecting the Presence of Group-Specific Viral mRNA in a Sample,” the “‘261 patent.” Bayer’s bDNA tests are not covered by the collaboration agreement between the companies. Bayer has denied the allegations of infringement and alleged that the ‘261 patent is invalid or unenforceable. On August 10, 2005, the Company subsequently amended its complaint to further allege that Bayer’s HIV and HCV bDNA tests also infringe Gen-Probe’s U.S. patent no. 5,424,413, entitled “Branched Nucleic Acid Probes” and Gen-Probe’s U.S. patent no. 5,451,503, entitled “Method for Use of Branched Nucleic Acid Probes.” On August 23, 2005, Gen-Probe filed a second patent infringement action against Bayer, alleging that Bayer’s bDNA nucleic acid test for hepatitis B virus (“HBV”) infringes the ‘261 patent and further alleging that Bayer’s bDNA nucleic acid test for HCV infringes Gen-Probe’s U.S. patent no. 5,030,557, entitled “Means and Method for Enhancing Nucleic Acid Hybridization Assays.”
     No trial date has been set for either patent infringement case. There can be no assurances as to the final outcome of the litigation.

     On October 4, 2005, Bayer filed a demand for arbitration against the Company with the JAMS office in San Francisco, California related to the Company’s collaboration with Bayer for nucleic acid diagnostic tests for viral organisms. At the same time, Bayer filed a civil lawsuit against the Company in Superior Court of Massachusetts for Middlesex County. In both the demand for arbitration and the complaint, Bayer alleges that the Company is developing real-time diagnostic assays for HIV and HCV that are covered by certain patents, without the authorization of the patent owner. The subject patents were issued to Chiron Corporation and licensed non-exclusively to Bayer. On October 17, 2005, the Company removed the state court suit to federal court in Boston. On October 21, 2005, Bayer moved to remand the case to the Massachusetts state court. On October 27, 2005, the Company filed a motion to dismiss or transfer the case. The Company intends to vigorously defend these allegations. However, there can be no assurance that these matters will be resolved in the Company’s favor.
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
     The following information should be read in conjunction with our September 30, 2005 consolidated financial statements and related notes thereto included elsewhere in this quarterly report and with our consolidated financial statements and notes thereto for the year ended December 31, 2004 and the related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2004. We also urge you to review and consider our disclosures describing various risks that may affect our business, which are set forth under the heading “Risk Factors” in this report and in our Annual Report on Form 10-K for the year ended December 31, 2004.
Overview
     We are a global leader in the development, manufacture and marketing of rapid, accurate and cost-effective nucleic acid probe-based products that are used primarily for the clinical diagnosis of human diseases and for the screening of donated human blood. We have over 22 years of nucleic acid detection research and product development experience, and our products, which are based on our patented nucleic acid testing, or NAT, technology, are used daily in clinical laboratories and blood collection centers in countries throughout the world.
     We have achieved strong growth in both revenues and earnings due principally to the success of our blood screening products which are used to detect the presence of human immunodeficiency virus (type 1), or HIV-1, and hepatitis C virus, or HCV, and hepatitis B virus, or HBV. Under our collaboration agreement with Chiron, we are responsible for the research, development, regulatory process and manufacturing of our blood screening products, while Chiron is responsible for marketing, sales, distribution and service of those products. Since 2002, we have also experienced strong growth in clinical diagnostics for sexually transmitted diseases, or STDs, due to the success of APTIMA Combo 2.
Recent Events
Financial Results
     Product sales for the third quarter of 2005 were $68.9 million, compared to $56.4 million in the same period of the prior year, an increase of 22%. The current quarter’s product sales included approximately $1.7 million due to the recognition of previously deferred revenue related to U.S. blood screening products shipped to Chiron’s recently established third party warehouse, rather than directly to Chiron’s end-customers. Net income for the third quarter of 2005 was $16.4 million ($0.31 per diluted share), compared to $11.1 million ($0.22 per diluted share) in the same period of the prior year, an increase of 48%. The current quarter’s net income included the recognition of certain tax benefits, including our realization of favorable results from a third party R&D tax credit study. Total revenues for the third quarter of 2005 were $76.3 million, compared to $63.5 million in the same period of the prior year, an increase of 20%.

     Product sales for the first nine months of 2005 were $193.7 million, compared to $164.1 million in the same period of the prior year, an increase of 18%. Net income for the first nine months of 2005 was $43.3 million ($0.83 per diluted share), compared to $42.6 million ($0.83 per diluted share) in the same period of the prior year, an increase of 2%. Total revenues for the first nine months of 2005 were $218.0 million, compared to $201.2 million in the same period of the prior year, an increase of 8%. The prior year period’s net income and total revenues included a contract milestone of $6.5 million from Chiron, and a license fee of $7.0 million earned in connection with our cross-licensing agreement with Tosoh Corporation, or Tosoh. These amounts added approximately $0.17 to diluted earnings per share, and $13.5 million to revenues during the first nine months of last year.
Corporate Collaborations
     In August 2005, we entered into a collaboration agreement with Millipore Corporation to develop, manufacture and commercialize NAT products for rapid microbiological and viral monitoring, exclusively for use in process monitoring in the biotechnology and pharmaceutical manufacturing industries. Under the terms of the agreement, we will be primarily responsible for assay development and manufacturing, while Millipore will manage worldwide commercialization of any products resulting from the collaboration.
     In July 2005, we entered into a collaboration agreement with GE Infrastructure Water and Process Technologies, or GEI, a unit of General Electric Company to develop, manufacture and commercialize NAT technologies, exclusively designed to detect the unique genetic sequences of microorganisms in selected water testing applications. Under the terms of the agreement, we will be primarily responsible for assay development and manufacturing, while GEI will manage worldwide commercialization of any products resulting from the collaboration.
Licensing
     In January 2005, bioMérieux and its affiliates exercised an option to develop diagnostic products for certain undisclosed disease targets using our patented ribosomal RNA technologies, pursuant to the terms of a September 2004 agreement. In exchange for these rights, bioMérieux and its affiliates paid us a $4.5 million license fee, and $0.25 million for an option fee. We recorded $1.9 million as license revenue in the first quarter of 2005, based on the total number of targets that may eventually be selected. The amount and timing of additional revenue that we record will depend on the number of additional targets, if any, selected by bioMérieux, which also has options to develop diagnostic products for other disease targets by paying us up to an additional $3.0 million by the end of 2006. We will receive royalties on the sale of any products developed by bioMérieux using our intellectual property.
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
Supply Agreement
     In February 2005, we entered into a supply and purchase agreement with F. Hoffmann-La Roche Ltd. and its affiliate Roche Molecular Systems, Inc., or Roche. Under this agreement, Roche agreed to manufacture and supply to us DNA probes for HPV. We plan to use these probes in molecular diagnostic assays. Pursuant to the agreement, we paid Roche manufacturing access fees of $20.0 million in May 2005 and we will pay $10.0 million within 10 days of the occurrence of certain future commercial events, but not later than December 1, 2008. We also agreed to pay Roche transfer fees for the HPV products. The initial $20.0 million manufacturing fee has been recorded as an intangible asset which, upon commercialization of the Company’s HPV products, is expected to be amortized to cost of product sales over the economic life of the products.

Product Development
     In October 2005, the U.S. Food and Drug Administration, or FDA, notified us that it considers our TIGRIS instrument for blood screening “not substantially equivalent” to our already cleared enhanced semi-automated instrument, or eSAS, for screening donated human blood with the Procleix Ultrio assay. The FDA made this determination in response to our 510(k) application for the TIGRIS instrument for blood screening. The TIGRIS instrument has already been cleared by the FDA for use with the APTIMA Combo 2 assay. We have discussed the determination with the FDA and are in the process of resolving the outstanding issues. On October 26, 2005, we received a “complete review letter” from the FDA setting forth additional questions regarding our Biologics License Application, or BLA, for the Procleix Ultrio assay itself. Based on the time it could take for us to respond to questions in this letter and the time for the FDA to evaluate the responses, we believe that approval of the Ultrio assay may be delayed into 2006. However, regulatory clearance or approval of these products may not be granted on a timely basis, or at all.
     In August 2005, the FDA granted marketing clearance to use the APTIMA Combo 2 assay to test for Chlamydia trachomatis and Neisseria gonorrhoeae from liquid Pap specimens collected and processed with Cytyc Corporation’s ThinPrep 2000 system. This new indication for the APTIMA Combo 2 assay supplements the current tests we offer customers for STD testing. In addition, it provides physicians the convenience of intercepting Chlamydia infections and gonorrhea in conjunction with the ThinPrep Pap Test.
     During the first quarter of 2005, we submitted a BLA for the West Nile virus, or WNV, assay to the FDA. Approximately 1,500 infected units of blood have been intercepted by blood centers using our WNV assay under an Investigational New Drug, or IND, application since testing was initiated in June 2003. In addition, our high-throughput TIGRIS instrument was used by several blood centers to screen both individual donor and pooled blood donations for WNV.
Arbitration Award
     In April 2005, we received a Tentative Opinion and Award in our arbitration with Bayer HealthCare, LLC concerning the parties’ collaboration for the development and sale of nucleic acid diagnostic tests for viral organisms. On June 24, 2005, the arbitrator issued an Interim Opinion and Award that adopted all substantive rulings of the Tentative Opinion and Award. The arbitrator determined that we are entitled to a co-exclusive right to distribute qualitative TMA assays to detect HCV and HIV-1. Bayer previously held the exclusive rights to market these products. The arbitrator also determined that the collaboration agreement should be prospectively terminated, as we requested. As a result of a termination of the agreement, we will have the right to develop and market future viral assays that had been previously reserved for Bayer. Bayer will retain co-exclusive rights to distribute two products that it currently markets. Further, the arbitrator determined that Bayer will be required to reimburse us $2.0 million for our legal fees and expenses related to the arbitration proceedings. In the June 2005 Interim Opinion and Award, the arbitrator also concluded that a brief additional hearing must be held to determine whether a royalty payment would be required as a result of our exercise of our co-exclusive rights to distribute certain TMA assays, and, if so, the amount and beneficiary of such royalties. The additional hearing took place on September 14 and 15, 2005, and the parties submitted their final post-hearing briefs on October 7, 2005. The arbitrator’s decision in this matter is subject to a right to appeal to an arbitration appeal panel within JAMS. There can be no assurances as to the final outcome of the arbitration.
Revenues
     We derive revenues from three primary sources: product sales, collaborative research revenue and royalty and license revenue. The majority of our revenues come from product sales, which consist primarily of sales of our NAT assays tested on our proprietary instruments that serve as the analytical platform for our assays. We recognize as collaborative research revenue payments we receive from Chiron for collaborative research and development activities and for the products we provide to Chiron prior to regulatory approval. Our royalty and license revenues reflect fees paid to us by third parties for the use of our proprietary technology. For the nine months ended September 30, 2005, product sales, collaborative research revenues and royalty and license revenues equaled 89%, 9% and 2%, respectively, of our total revenues of $218.0 million. For the same period in the prior year, product sales, collaborative research revenues, and royalty and license revenues equaled 81%, 10%, and 9%, respectively, of our total revenues of $201.2 million.

Product sales
     Our primary source of revenue is the sale of clinical diagnostic and blood screening products in the United States. Our clinical diagnostic products include our APTIMA Combo 2, PACE 2, AccuProbe and Amplified Mycobacterium Tuberculosis Direct Test product lines. During the nine months ended September 30, 2005, we shipped approximately 16.4 million tests for the diagnosis of a wide variety of infectious microorganisms, including those causing STDs, tuberculosis, strep throat, pneumonia and fungal infections. The principal customers for our clinical diagnostics products include large reference laboratories, public health laboratories and hospitals located in North America, Europe and Japan.
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
Collaborative research revenue
     We have recorded revenues related to use of our blood screening products in the United States and other countries in which the products have not received regulatory approval as collaborative research revenue because of price restrictions applied to these products prior to FDA license approval in the United States and similar approvals in foreign countries. For the nine month period ended September 30, 2005, we recognized $13.4 million as collaborative research revenue, compared to $13.7 million for the same period in the prior year, through our collaboration with Chiron from deliveries of WNV tests on a “cost recovery” basis. Our NAT assay to detect WNV is currently being used in clinical trials under an IND. For the nine months ended September 30, 2005, we recognized $1.7 million in reimbursements for expenses incurred for WNV as collaborative research revenue. There were no reimbursements for WNV during the same period in the prior year. We expect to continue recognizing these sales as collaborative research revenue until FDA approval has been received, although there is no guarantee we ultimately will receive FDA approval.
     In March 2003, we signed a definitive agreement with Chiron for the development and commercialization of the Procleix Ultrio assay. For the nine month periods ended September 30, 2005 and 2004, we recognized $2.4 million and $1.8 million, respectively, in reimbursements for expenses incurred related to the development of this assay. We expect to receive further reimbursement from Chiron for certain costs incurred during the development of the Procleix Ultrio and WNV assays. In January 2004, we commenced clinical trials of the Procleix Ultrio assay in the United States on our TIGRIS instrument. In September 2004, we filed a BLA with the FDA for this assay.
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
     In addition, we manufacture significant quantities of raw materials, development lots, and clinical trial lots of product prior to receiving FDA approval for commercial sale. During the nine month periods ended September 30, 2005 and 2004, our manufacturing facilities produced development lots for WNV and Procleix Ultrio assays. The majority of costs associated with these development lots are classified as research and development expense. The portion of a development lot that is manufactured for commercial sale outside the United States is capitalized to inventory and classified as cost of product sales upon shipment.
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
     In connection with our R&D efforts, we have various license agreements that provide us with rights to develop and market products using certain technologies and patent rights maintained by third parties. These agreements generally provide for a term that commences upon execution of the agreement and continues until expiration of the last patent related to the technologies covered by the license.

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
Critical accounting policies and estimates
     Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, the collectibility of accounts receivable, valuation of inventories, long-lived assets, including patent costs and capitalized software, and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of our Board of Directors. Actual results may differ from these estimates.
     We believe there have been no significant changes during the nine months ended September 30, 2005 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2004, except for the items discussed below.
     Revenue Recognition
     We manufacture our blood screening products according to Chiron’s demand specifications and transfer completed product to Chiron’s virtual warehouse, which is located on our premises. Upon transfer to Chiron’s virtual warehouse, we bill Chiron at an agreed upon transfer price, and Chiron remits payment within 30 days. In the past, we have recorded all amounts billed as deferred revenue until shipment from the virtual warehouse to Chiron’s end-customers or Chiron’s international warehouse. Upon shipment to the end customer or Chiron’s international warehouse, we recognized blood screening product sales at the transfer price and recorded the related cost of products sold. We then adjusted blood screening product sales upon our receipt of customer revenue reports and a net payment from Chiron of amounts reflecting our ultimate share of net sales by Chiron of these products, less the transfer price revenues previously paid.
     During the third quarter of 2005, our U.S. blood screening sales increased by approximately $1.7 million due to the recognition of previously deferred revenue, resulting from our shipment of blood screening products from Chiron’s virtual warehouse to their recently established third party warehouse, rather than directly to their end-customers. As of September 30, 2005, we had approximately $11.3 million in deferred revenue on our balance sheet which reflects inventory that has been transferred to the virtual warehouse but has not yet been shipped to Chiron’s end-customers. It is anticipated that the Chiron virtual warehouse will be substantially depleted and thereafter discontinued by early 2006.
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

Results of Operations
     The following table sets forth operating data as a percentage of total revenues:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Total revenues	100%	100%	100%	100%
Product sales	91%	89%	89%	81%
Collaborative research revenue	8%	9%	9%	10%
Royalty and license revenue	1%	2%	2%	9%
Operating expenses:
Cost of product sales	28%	24%	26%	21%
Research and development	23%	25%	25%	25%
Marketing and sales	10%	10%	10%	10%
General and administrative	10%	14%	11%	12%

Total operating expenses	71%	73%	72%	68%

Income from operations	29%	27%	28%	32%
Total other income, net	2%	1%	2%	1%
Income before income taxes	31%	28%	30%	33%
Income tax expense	9%	10%	10%	12%

Net income	22%	18%	20%	21%

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2005	2004	% Change	2005	2004	% Change
	(in millions, except per share data)
Statement of income:
Revenues:
Product sales	$69.0	$56.5	22%	$193.6	$164.1	18%
Collaborative research revenue	6.3	5.5	15%	19.4	19.3	1%
Royalty and license revenue	1.0	1.5	(33%)	5.0	17.8	(72%)

Total revenues	76.3	63.5	20%	218.0	201.2	8%
Operating expenses:
Cost of product sales	21.4	15.3	40%	57.2	42.3	35%
Research and development	17.5	15.6	12%	53.6	50.0	7%
Marketing and sales	7.6	6.6	15%	22.4	19.9	12%
General and administrative	7.8	9.1	(14%)	22.8	23.8	(4%)

Total operating expenses	54.3	46.6	17%	156.0	136.0	15%

Income from operations	22.0	16.9	30%	62.0	65.2	(5%)
Net income	$16.4	$11.1	48%	$43.3	$42.6	2%

Net income per share
Basic	$0.32	$0.22	45%	$0.86	$0.86	0%
Diluted	$0.31	$0.22	41%	$0.83	$0.83	0%
Weighted average shares outstanding
Basic	50.7	49.7		50.5	49.3
Diluted	52.5	51.5		52.4	51.3

Amounts and percentages in these tables and throughout our discussion and analysis of financial condition and results of operations may reflect rounding adjustments. Percentages have been rounded to the nearest whole percentage.

Product sales
     Product sales increased 22% in the third quarter and 18% in the first nine months of 2005 from the comparable periods in 2004. During the third quarter of 2005, product sales grew by $12.5 million, primarily due to $3.2 million in higher instrument sales, $6.0 million in higher blood screening sales, and $5.6 million in higher APTIMA Combo 2 assay sales, partially offset by a $1.9 million decrease in PACE product sales. Blood screening product sales represented $32.9 million, or 48% of product sales, in the third quarter of 2005, compared to $24.2 million, or 43% of product sales, for the third quarter of 2004.
     During the first nine months of 2005, the $29.5 million increase in product sales from the prior year was primarily attributed to $8.8 million in higher instrument sales, $10.9 million in higher blood screening revenues, and $16.1 million in higher APTIMA Combo 2 assay sales, partially offset by a $4.7 million decrease in PACE product sales. Blood screening product sales represented $89.3 million, or 46% of product sales, in the first nine months of 2005, compared to $69.8 million, or 43% of product sales, for the first nine months of 2004. The increase in blood screening sales in the first nine months of 2005 was principally attributed to increased international Ultrio sales volume and an increase in instrument sales.
     However, we expect increased competitive pressures related to our STD and blood screening products in the future, primarily as a result of the introduction by others of competing products into both the STD and blood screening markets and continuing pricing pressure as it relates to the STD market.
Collaborative research revenue
     Collaborative research revenue increased 15% in the third quarter and 1% in the first nine months of 2005 from the comparable periods in 2004. The $0.8 million increase in collaborative research revenue during the third quarter was primarily the result of a $0.4 million increase in revenue for reimbursement from Chiron for WNV development costs, $0.4 million in revenue for Ultrio assay development reimbursements and $0.1 million in revenue for shipments of discriminatory HBV, or dHBV, assay to Chiron. These increases were partially offset by a $0.2 million decrease in revenue due to completion of National Institutes of Health, or NIH, funding of our WNV assay development work during 2004.
     The $0.1 million increase in collaborative research revenue during the first nine months of 2005 was primarily the result of a $1.7 million increase in revenue for reimbursement from Chiron for WNV development costs, $0.6 million in revenue for Ultrio assay development reimbursements and $0.6 million in revenue for shipments of our dHBV assay to Chiron. These increases were partially offset by a $3.0 million decrease in revenue due to completion of NIH funding of our WNV assay development work during 2004.
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
     Royalty and license revenue
     Royalty and license revenue decreased 33% in the third quarter and 72% in the first nine months of 2005 from the comparable periods in 2004. The $0.5 million decrease in royalty and license revenue during the third quarter was principally attributed to a $0.8 million decrease in net license income from Bayer for the licensing of rights to certain patented technology, partially offset by a $0.3 million increase in our share of royalties from Chiron based upon Chiron’s agreement with Laboratory Corporation of America for use of Chiron’s HCV intellectual property for nucleic acid testing used in screening plasma donations in the United States.
     The $12.8 million decrease in royalty and license revenue during the first nine months of 2005 was principally attributed to (i) $7.0 million in license fees earned from Tosoh in 2004 as part of our non-exclusive licensing agreement relating to NAT technologies effective in January 2004, (ii) a $6.5 million milestone payment from Chiron in 2004 as we began clinical trial testing of the Procleix Ultrio assay on our fully automated TIGRIS instrument in the United States, effective in the first quarter of 2004, and (iii) a $2.6 million decrease in net license income from Bayer for the licensing of rights to certain patented technology. These decreases were partially offset by a $1.3 million increase in license fee revenue recognized from bioMérieux in January 2005, which was based on the selection of targets pursuant to the terms of the September 2004 agreement between bioMerieux and us, and a $1.8 million increase in our share of royalties from Chiron based upon Chiron’s agreement with Laboratory Corporation of America for use of Chiron’s HCV intellectual property for nucleic acid testing used in screening plasma donations in the United States.
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
Cost of product sales
     Cost of product sales increased 40% in the third quarter and 35% in the first nine months of 2005 from the comparable periods in 2004. The increase was principally attributed to the volume increase in product cost of sales ($3.3 million in the third quarter and $7.1 million in the first nine months of 2005), including increased sales of TIGRIS instruments. Additionally, cost of product sales increased due to higher costs for international blood screening shipments and the amortization of capitalized software development costs related to our TIGRIS instrument. Cost of product sales may fluctuate significantly in future periods based on changes in production volumes for both commercially approved products and products under development or in clinical trials. Cost of product sales are also affected by manufacturing efficiencies, allowances for scrap or expired materials, additional costs related to initial production quantities of new products after achieving FDA approval, and contractual adjustments, such as instrumentation costs, instrument service costs and royalties.
     Our gross profit margin on product sales decreased to 69% in the third quarter and to 70% in the first nine months of 2005 from 73% and 74% respectively, in the comparable periods in 2004. The decrease in gross profit margin in 2005 was principally attributed to increased sales of lower margin products, including TIGRIS instruments, higher international sales of blood screening products (which generally have had lower margin rates than domestic sales), and the amortization of capitalized software development costs, which began in the second quarter of 2004.
     We anticipate that requirements for smaller pool sizes or ultimately individual donor testing of blood samples, if and when implemented, could result in lower gross margin rates, as additional tests would be required to deliver the sample results, unless a corresponding increase in sales pricing structure is implemented. We are not able to accurately predict the timing and extent to which our gross margin may be negatively affected as a result of smaller pool sizes or individual donor testing because we do not know the ultimate selling price that Chiron, our distributor, would charge to the end user if smaller pool sizes or individual donor testing were implemented. In general, international pool sizes are smaller than domestic pool sizes and, therefore, growth in blood screening revenues attributed to international expansion may lead to lower gross margin rates.
Research and development
     Our R&D expenses include salaries and other personnel-related expenses, temporary personnel, outside services, laboratory and manufacturing supplies, pre-commercial development lots and clinical evaluation trials. R&D expenses increased 12% in the third quarter and 7% in the first nine months of 2005 from the comparable periods in 2004. The $1.9 million increase in R&D spending during the third quarter of 2005 was primarily due to a $2.2 million increase in expenses resulting from higher staffing levels to support product development projects, together with a $1.2 million increase in development lot production, partially offset by a $0.3 million decrease in expenses related to clinical trials for blood screening products, a $1.0 million decrease in outside services related to TIGRIS instrument development costs, and a $0.2 million decrease in professional fees.
     During the first nine months of 2005, the $3.6 million increase in R&D spending was principally the result of a $6.2 million increase in expenses resulting from higher staffing levels and temporary labor to support development products, together with a $1.0 million increase in development lot production, partially offset by a $2.4 million decrease in clinical trials for blood screening products, and a $1.1 million decrease in outside services.

Marketing and sales
     Our marketing and sales expenses include personnel costs, promotional expenses, and outside services. Marketing and sales expenses increased 15% in the third quarter and 12% in the first nine months of 2005 from the comparable periods in 2004. The $1.0 million increase in spending during the third quarter of 2005 was primarily due to an increase in salaries, benefits, commissions and other personnel related costs in our marketing, sales, and technical service organization.
     During the first nine months of 2005, the $2.5 million increase in marketing and sales expenses was principally the result of a $2.3 million increase in salaries, benefits, commissions and other personnel related costs in our marketing, sales, and technical service organization, together with a $0.2 million increase in spending for market research and convention shows to help support the TIGRIS system and to assess new market opportunities.
General and administrative
     Our general and administrative, or G&A, expenses include personnel costs for finance, legal, strategic planning and business development, public relations and human resources, as well as professional fees, such as expenses for legal, patents and auditing services. The $1.3 million, or 14%, decrease in spending during the third quarter of 2005 was primarily the result of a $1.0 million decrease in spending on professional fees as the costs associated with the Bayer arbitration have decreased, together with a $0.7 million decrease in non-cash compensation charges related to the 2004 departure of a former executive. These decreases were partially offset by a $0.3 million increase in salaries, benefits and other personnel related expenses.
     G&A costs decreased by $1.0 million, or 4%, in the first nine months of 2005 due principally to a $1.8 million decrease in professional fees, partially offset by a $0.4 increase in salaries, temporary personnel and benefits resulting from higher staffing levels, together with a $0.4 million increase in recruiting fees.
Total other income, net
     Total other income, net generally consists of investment and interest income offset by interest expense on borrowing, minority interest, and other items. The $0.5 million net increase in total other income during the third quarter and the $1.9 million increase in the first nine months of 2005 were both primarily due to an increase in interest income resulting from higher average balances of our short-term investments and our portfolio shift to tax-free municipal bonds beginning in 2004.
Income tax expense
     Income tax expense increased to $6.9 million, or 29.6% of pretax income, in the third quarter of 2005, from $6.6 million, or 37.3% of pretax income, in the same period of the prior year. During the first nine months of 2005, income tax expense decreased to $22.1 million, or 33.7% of pretax income, from $24.0 million, or 36.1% of pretax income, in the same period of the prior year. The decrease in our effective tax rate in 2005 was principally attributable to our realization of favorable results from an R&D tax credit study conducted by a third party, and a research funding contract signed with MLT, one of our U.K. subsidiaries.
Liquidity and capital resources
(In thousands)

	September 30,	December 31,
	2005	2004
Cash, cash equivalents and short-term investments	$220,685	$193,826
Working capital	257,211	234,202

	Nine Months Ended
	September 30,
	2005	2004	$ Change
Cash provided by (used in):
Operating activities	$68,181	$46,385	$21,796
Investing activities	(61,683)	(79,510)	17,827
Financing activities	13,963	15,819	(1,856)
Purchases of property, plant and equipment (included in investing activities above)	(29,894)	(15,572)	(14,322)

     Historically, we have financed our operations through cash from operations, cash received from collaborative research agreements, royalty and license fees, and cash from capital contributions. At September 30, 2005, we had $220.7 million of cash and cash equivalents and short-term investments.
     The $21.8 million increase in net cash provided by operating activities during the first nine months of 2005 included a $9.9 million growth in income tax payable, a $3.7 million increase in depreciation and amortization, and a $8.9 million decrease in net inventory purchases from the same period of the prior year. The income tax payable change was attributed to the timing of payments made and a decrease in tax benefits associated with stock option exercises. The increase in depreciation and amortization was primarily due to amortization on additional licenses that were purchased, along with the amortization of capitalized software development costs, which began in the second quarter of 2004. The decrease in net inventory purchases in 2005 compared to 2004 was attributed to the 2004 commercialization of our TIGRIS instrument and the European launch of the Procleix Ultrio assay.
     The $17.8 million decrease in our investing activities during the first nine months of 2005 included a $33.2 million decrease in purchases (net of sales) of short-term investments, partially offset by a $14.3 million increase in our capital expenditures, primarily related to the construction of our new building. Further, during the second quarter of 2005, the Company paid $1.5 million plus accrued interest to acquire the remaining outstanding shares of MLT.
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
     The $1.9 million decrease in net cash provided by financing activities during the first nine months of 2005 was attributed to a $0.4 million decrease in proceeds from the exercise of stock options and a $1.5 million decrease in employee purchases of our common stock made through our Employee Stock Purchase Plan, or ESPP. On a going-forward basis, cash from financing activities will continue to be affected by proceeds from the exercise of stock options and receipts from sales of stock under our ESPP. We expect fluctuations to occur throughout the year, as the amount and frequency of stock-related transactions are dependent upon the market performance of our common stock, along with other factors.
     We have an unsecured bank line of credit agreement with Wells Fargo Bank, N.A., which expires in July 2007, under which we may borrow up to $10.0 million, subject to a “borrowing base formula,” at the bank’s prime rate, or at LIBOR plus 1.0%. We have not taken advances against the line of credit since its inception. The line of credit agreement requires us to comply with various financial and restrictive covenants. At September 30, 2005, we were in compliance with all covenants.
     In July 2004, we commenced construction of an additional building to expand our main San Diego campus. This new building will consist of an approximately 291,000 square foot outside shell, with approximately 190,000 square feet built-out with interior improvements. The additional space that will not initially be built-out will allow for future expansion. The first phase of this project is currently estimated to cost approximately $44.0 million, of which $23.4 million was capitalized to construction in-progress as of September 30, 2005. These costs are being capitalized as incurred and depreciation will commence upon our completion and use of the building, which is planned for 2006.
     We have recently implemented a new Enterprise Resource Planning, or ERP, software system which cost approximately $4.9 million in 2004. We have incurred $2.4 million of costs during the first nine months of 2005 for further improvement to our ERP system and expect to incur an additional $1.2 million of costs during the remainder of 2005.

Contractual obligations and commercial commitments
     Our purchase commitments include:
•
Roche. As part of our HPV DNA probes supply and purchase agreement, we paid Roche $20.0 million in May 2005 and agreed to pay $10.0 million upon achievement of certain future commercial events, but not later than December 1, 2008. In addition, we have agreed to pay Roche transfer fees for the HPV products.

•
Vendors. The Company is obligated to purchase raw materials used in manufacturing and instrumentation from two key vendors during 2005. The outstanding minimum purchase commitment for 2005 is approximately $2.5 million.

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
Stock Options
Option program description
     Our stock option program is a broad-based, long-term retention program that is intended to attract and retain talented employees and to align stockholder and employee interests. Our primary program consists of a broad-based plan under which stock options are granted to employees and directors. Substantially all of our employees have historically participated in our stock option program.

General option and equity compensation plan information
Summary of Option and Equity Compensation Activity
(Shares in thousands)

	Shares	Options Outstanding
	Remaining	Number of	Weighted	Deferred
	Available	Shares to be	Average	Issuance	Director
	for Future	Issued Upon	Exercise	Restricted	Stock
	Issuance	Exercise	Price	Stock Award	Purchases
December 31, 2003	3,647	5,473	$18.10	20	—
Grants	(2,084)	2,061	37.21	20	3
Exercises	—	(1,178)	14.15	—	(3)
Cancellations	352	(352)	24.97	—	—

December 31, 2004	1,915	6,004	$25.03	40	—
Grants	(531)	509	44.83	20	2
Exercises	—	(728)	17.19	—	(2)
Cancellations	301	(301)	31.55	—	—

September 30, 2005	1,685	5,484	$27.55	60	—

In-the-Money and Out-of-the-Money Option Information
(Shares in thousands)

	Exercisable		Unexercisable		Total
		Wtd. Avg.		Wtd. Avg.		Wtd. Avg.
		Exercise		Exercise		Exercise
As of September 30, 2005	Shares	Price	Shares	Price	Shares	Price
In-the-Money	2,771	$21.44	2,671	$33.53	5,442	$27.37
Out-of-the-Money(1)	—	—	42	$50.63	42	$50.63

Total Options Outstanding	2,771		2,713		5,484

(1)	Out-of-the-Money options are those options with an exercise price equal to or greater than the fair market value of Gen-Probe Common Stock, $49.45, at the close of business on September 30, 2005.
Risk Factors
     The following information sets forth facts that could cause our actual results to differ materially from those contained in forward-looking statements we have made in this Quarterly Report and those we may make from time to time.
Our quarterly revenue and operating results may vary significantly in future periods and our stock price may decline.
     Our operating results have fluctuated in the past and are likely to continue to do so in the future. Our revenues are unpredictable and may fluctuate due to changes in demand for our products, the timing of the execution of customer contracts, the timing of milestone payments, or the failure to achieve and receive the same, and the initiation or termination of corporate collaboration agreements. A significant portion of our costs also can vary substantially between quarterly or annual reporting periods. For example, the total amount of research and development costs in a period often depends on the amount of research and development costs we incur in connection with manufacturing developmental lots and clinical trial lots. We incurred substantial costs of manufacturing these lots in the first nine months of 2005 and expect to incur substantial manufacturing costs for these lots in the future. Moreover, a variety of factors may affect our ability to make accurate forecasts regarding our operating results. For example, our blood screening products and some of our clinical diagnostic products, such as APTIMA Combo 2, have a relatively limited sales history, which limits our ability to project future sales and the sales cycle accurately. In addition, we base our internal projections of our blood screening product sales and international sales of diagnostic products on projections prepared by our distributors of these products and therefore we are dependent upon the accuracy of those projections. Because of all of these factors, our operating results in one or more future quarters may fail to meet or exceed financial guidance we may provide from time to time and the expectations of securities analysts or investors, which could cause our stock price to decline. In addition, the trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about our business and that of our competitors.

We are dependent on Chiron and other third parties for the distribution of some of our products. If any of our distributors terminates its relationship with us or fails to adequately perform, our product sales will suffer.
     We rely on Chiron to distribute our blood screening products and Bayer to distribute some of our viral clinical diagnostic products. Commercial product sales by Chiron accounted for 41% of our total revenues for the nine months ended September 30, 2005 and 35% of our total revenues for 2004. Our agreement with Chiron will terminate in 2010 unless extended by the development of new products under the agreement, in which case the agreement will expire upon the later of the end of the original term or five years after the first commercial sale of the last new product developed during the original term.
     In February 2001, we commenced an arbitration proceeding against Chiron in connection with our blood screening collaboration. The arbitration was resolved by mutual agreement in December 2001. In the event that we or Chiron commence arbitration against each other in the future under the collaboration agreement, proceedings could delay or decrease our receipt of revenue from Chiron or otherwise disrupt our collaboration with Chiron, which could cause our revenues to decrease and our stock price to decline.
     Our agreement with Bayer for the distribution of our products will terminate in 2010. In November 2002, we initiated an arbitration proceeding against Bayer in connection with our clinical diagnostic collaboration. Under the terms of the collaboration agreement, Bayer acquired the exclusive right to distribute nucleic acid diagnostic tests designed and developed by us for the detection of HIV, hepatitis virus and other specified viruses, subject to specific conditions. Our demand for arbitration stated that Bayer has failed to fulfill the conditions required to maintain exclusive distribution rights. In June 2004, the arbitrator issued an Interim Opinion and Award and determined, among other things, that we are entitled to a co-exclusive right to distribute qualitative Transcription-Mediated Amplification, or TMA, assays to detect HCV and HIV-1. Bayer previously held the exclusive rights to market these products. The arbitrator also determined that the collaboration agreement should be prospectively terminated, as we requested. As a result of a termination of the agreement, we will have the right to develop and market future viral assays that had been previously reserved for Bayer. Bayer will retain co-exclusive rights to distribute two products that it currently markets. The arbitrator’s decision in this matter is subject to a right to appeal to an arbitration appeal panel within JAMS. There can be no assurances as to the final outcome of the arbitration.
     We rely upon bioMérieux for distribution of certain of our products in most of Europe, Rebio Gen, Inc. for distribution of certain of our products in Japan and various independent distributors for distribution of our products in other regions. Our distribution agreement with bioMérieux terminates on May 1, 2006, although it may terminate earlier under certain circumstances. The distribution rights revert back to Gen-Probe upon termination. Our distribution agreement with Rebio Gen terminates on December 31, 2005. We have commenced discussions with Rebio Gen regarding renewing the distribution agreement. However, we may not be able to renew the agreement on favorable terms, or at all.
     If any of our distribution or marketing agreements is terminated, particularly our agreement with Chiron, and we are unable to renew or enter into an alternative agreement, or if we elect to distribute new products directly, we will have to invest in additional sales and marketing resources, including additional field sales personnel, which would significantly increase future selling, general and administrative expenses. We may not be able to enter into new distribution or marketing agreements on satisfactory terms, or at all. If we fail to enter into acceptable distribution or marketing agreements or fail to market successfully our products, our product sales will decrease.
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
     If any of our collaboration agreements is terminated, or if we are unable to renew those collaborations on acceptable terms, we would be required to devote additional internal resources to product development or marketing or to terminate some development programs or seek alternative corporate collaborations. We may not be able to negotiate additional corporate collaborations on acceptable terms, if at all, and these collaborations may not be successful. In addition, in the event of a dispute under our current or any future collaboration agreements, such as those under our agreements with Chiron and Bayer, a court or arbitrator may not rule in our favor and our rights or obligations under an agreement subject to a dispute may be adversely affected, which may have an adverse impact on our business or operating results.
If our TIGRIS instrument reliability does not meet market expectations, we may be unable to retain our existing customers and attract new customers.
     Complex diagnostic instruments such as our TIGRIS instrument typically require operating and reliability improvements following their initial introduction. We believe that our experience with our TIGRIS instrument, now in its introduction stage, is consistent with the general experience for comparable diagnostic instruments. We have initiated an in-service reliability improvement program for our TIGRIS instrument and a number of improvements have been installed at customers’ sites. If the continuous improvement program does not result in improved instrument reliability, we could incur greater than anticipated service expenses and market acceptance of the instrument could be delayed or otherwise adversely affected. We have also committed significant resources to our reliability improvement program. Our Vice President, Product Development is leading this effort as her primary assignment through the first quarter of 2006. However, these additional resources may not result in the desired improvements in the reliability of our TIGRIS instrument. Additionally, failure to resolve reliability issues as they develop could materially damage our reputation and prevent us from retaining our existing customers and attracting new customers.
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
     In the markets for clinical diagnostic products, a number of competitors, including F. Hoffmann-La Roche Ltd. and its subsidiary, Roche Molecular Systems, Inc., Abbott Laboratories, Becton Dickinson and Company and bioMérieux S.A., compete with us for product sales, primarily on the basis of technology, quality, reputation, accuracy, ease of use, price, reliability, the timing of new product introductions and product line offerings. In markets outside of the United States, other factors, including local distribution systems, complex regulatory environments and differing medical philosophies, types of disease and product preferences, influence competition as well. Some of our competitors have, and in the future these and other competitors may have, significantly greater financial, marketing, sales, manufacturing, distribution and technological resources than us. Moreover, these companies may have substantially greater expertise in conducting clinical trials and research and development, greater ability to obtain necessary intellectual property licenses and greater brand recognition than we do. In addition, we have licensed some of our proprietary technology relating to certain clinical diagnostic and food pathogen applications for use on specific instruments to bioMérieux, and we may license other technologies to potential competitors in the future. As a result, we may in the future compete with bioMérieux and these other licensees for sales of products incorporating our technology. Our competitors may be in better position to respond quickly to new or emerging technologies, may be able to undertake more extensive marketing campaigns, may adopt more aggressive pricing policies and may be more successful in attracting potential customers, employees and strategic partners than we are. Some of our competitors have developed “real time” or kinetic nucleic acid assays and semi-automated instrument systems for those assays. Our competitors may be further in the development process than we are with respect to such assays and instrumentation.
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
     Chiron, with whom we have a collaboration agreement for our blood screening products, retains certain rights to grant licenses of the patents related to HCV and HIV to third parties in blood screening. Chiron has granted HIV and HCV licenses to Roche Molecular Systems in the blood screening and clinical diagnostics fields. Chiron has granted HIV and HCV licenses in the clinical diagnostic field to Bayer Healthcare LLC, which also has the right to grant certain additional HIV and HCV sublicenses in the field to third parties. Chiron has granted an HCV license to Abbott and an HIV license to Organon Teknika (now bioMérieux) in the clinical diagnostics field. To the extent that Chiron grants additional licenses in blood screening or Bayer grants additional licenses in clinical diagnostics, further competition will be created for sales of HCV and HIV assays and these licenses could affect the prices that can be charged for our products.
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
     Historically, a limited number of customers has accounted for a significant portion of our total revenues, and we do not have any long-term commitments with these customers other than our collaboration agreement with Chiron. Our blood screening collaboration with Chiron accounted for 51% of our total revenues for the nine months ended September 30, 2005, compared to 47% for the year ended December 31, 2004. Our blood screening collaboration with Chiron is largely dependent on two large customers in the United States, The American Red Cross and America’s Blood Centers, although we did not receive any revenues directly from those entities. Chiron was our only customer that accounted for greater than 10% of our total revenues for the nine months ended September 30, 2005. In addition, Quest Diagnostics Incorporated, Laboratory Corporation of America Holdings and various state and city public health agencies accounted for an aggregate of 21% of our total revenues for the nine months ended

September 30, 2005 and 20% of our total revenues for 2004. Although state and city public health agencies are legally independent of each other, we believe they tend to act similarly with respect to their product purchasing decisions. We anticipate that our operating results will continue to depend to a significant extent upon revenues from a small number of customers. The loss of any of our key customers, or a significant reduction in sales to those customers, could significantly reduce our revenues.
Intellectual property rights on which we rely to protect the technologies underlying our products may be inadequate to prevent third parties from using our technologies or developing competing products.
     Our success will depend in part on our ability to obtain patent protection for, or maintain the secrecy of, our proprietary products, processes and other technologies for development of blood screening and clinical diagnostic products and instruments. Although we have 207 United States patents and 190 foreign patents, these patents, or any patents that we may own or license in the future, may not afford meaningful protection for our technology and products. The pursuit and assertion of a patent right, particularly in areas like nucleic acid diagnostics and biotechnology, involve complex determinations and, therefore, are characterized by substantial uncertainty. In addition, the laws governing patentability and the scope of patent coverage continue to evolve, particularly in biotechnology. As a result, patents might not issue from certain of our patent applications or from applications licensed to us. Our existing patents will expire by July 6, 2023, and the patents we may obtain in the future also will expire over time.
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
     Recently, we have been involved in a number of patent disputes with third parties, including Bayer, some of which remain unresolved. Additionally, we hold certain rights in the blood screening and clinical diagnostics fields under Chiron patents covering the detection of HIV. In February 2005, the U.S. Patent and Trademark Office declared two interferences related to Chiron’s U.S. Patent No. 6,531,276 (“Methods For Detecting Human Immunodeficiency Virus Nucleic Acid”) (the "'276 patent”). The first interference is between Chiron and Centocor, Inc., and pertains to Centocor’s U.S. Patent Application No. 06/693,866 (“Cloning and Expression of HTLV-III DNA”) (the "'866 application”). The second interference is between Chiron and Institut Pasteur, and pertains to Institut Pasteur’s U.S. Patent Application No. 07/999,410 (“Cloned DNA Sequences, Hybridizable with Genomic RNA of Lymphadenopathy-Associated Virus (LAV)”) (the “‘410 application”). Chiron is the junior party in both interferences. In February 2005, at about the time the interferences were declared, we received a letter from the Institut Pasteur regarding alleged infringement of Institut Pasteur’s European Patent EP 0 178 978 (“Cloned DNA sequences, hybridizable with genomic RNA of lymphadenopathy-associated virus, or LAV) (“‘978 patent”), by the HIV-1 nucleic acid screening assays performed on our Procleix system that is marketed and distributed by Chiron. There can be no assurances as to the ultimate outcomes of these matters.
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
     As of September 30, 2005, we had approximately $178.4 million of long-lived assets, including $21.6 million of capitalized software relating to our TIGRIS instrument, goodwill of $18.6 million and $44.0 million of capitalized license and manufacturing fees, patents and purchased intangibles that have been included in “License, manufacturing and other access fees” on the face of the balance sheet. Additionally, we had $33.1 million of land and building, $4.6 million of leasehold improvements, $27.3 million of construction in-progress and $29.2 of equipment and furniture and fixtures. The carrying amounts of long-lived and intangible assets are affected whenever events or changes in circumstances indicate that the carrying amount of any asset may not be recoverable. These events or changes might include a significant decline in market share, a significant decline in profits, rapid changes in technology, significant litigation or other matters. Adverse events or changes in circumstances may affect the estimated undiscounted future operating cash flows expected to be derived from long-lived and intangible assets. If at any time we determine that an impairment has occurred, we will be required to reflect the impaired value as a charge, resulting in a reduction in earnings in the quarter such impairment is identified and a corresponding reduction in our net asset value. A material reduction in earnings resulting from such a charge could cause us to fail to be profitable in the period in which the charge is taken or otherwise fail to meet the expectations of investors and securities analysts, which could cause the price of our stock to decline.

Our future success will depend in part upon our ability to enhance existing products and to develop and introduce new products.
     The market for our products is characterized by rapidly changing technology, evolving industry standards and new product introductions, which may make our existing products obsolete. Our future success will depend in part upon our ability to enhance existing products and to develop and introduce new products, including with our industrial collaborators. We believe that we will need to continue to provide new products that can detect a greater number of organisms from a single sample. We also believe that we must develop new assays that can be performed on automated instrument platforms, such as our TIGRIS instrument.
     The development of new or enhanced products is a complex and uncertain process requiring the accurate anticipation of technological and market trends, as well as precise technological execution. In addition, the successful development of new products will depend on the development of new technologies. We may be required to undertake time-consuming and costly development activities and to seek regulatory approval for these new products. We may experience difficulties that could delay or prevent the successful development, introduction and marketing of these new products. For example, we recently announced delays in FDA clearance for our TIGRIS instrument for blood screening with the Procleix Ultrio assay and regarding our BLA for the Procleix Ultrio assay itself. Regulatory clearance or approval of these and any other new products may not be granted by the FDA or foreign regulatory authorities on a timely basis, or at all, and such new products may not be successfully commercialized.
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
     We may need to raise substantial amounts of money to fund a variety of future activities integral to the development of our business, including:
•	for research and development to successfully develop new technologies and products,

•	to conduct clinical trials,

•	to obtain regulatory approval for new products,

•	to file and prosecute patent applications and defend and assert patents to protect our technologies, including through costly litigation,

•	to manufacture additional products ourselves or through third parties,

•	to market different products to different markets, either through building our own sales and distribution capabilities or relying on third parties, and

•	to acquire new technologies, products or companies.

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

     The amplified NAT tests that we produce are significantly more expensive to manufacture than our non-amplified products. As we continue to develop new amplified NAT tests in response to market demands for greater sensitivity, our product costs will increase significantly and our margins may decline. We sell our products in a number of cost-sensitive market segments, and we may not be able to manufacture these more complex amplified tests at costs that would allow us to maintain our historical gross margins. In addition, new products that detect more than one target organism will contain significantly more complex reagents, which will increase the cost of our manufacturing processes and quality control testing. We or other parties we engage to help us may not be able to manufacture these products at a cost or in quantities that would make these products commercially viable. If we are unable to develop or contract for manufacturing capabilities on acceptable terms for our products under development, we will not be able to conduct pre-clinical and clinical and validation testing on these product candidates, which will prevent or delay regulatory clearance or approval of these product candidates and the initiation of new development programs.
      Our blood screening and clinical diagnostic products are regulated by the FDA as well as other foreign medical regulatory bodies. In some cases, such as in the United States and the European Union, certain tests may also require individual lot release testing. Maintaining compliance with multiple regulators, and multiple centers within the FDA adds complexity and cost to our overall manufacturing processes. In addition, our manufacturing facilities and those of our contract manufacturers are subject to periodic regulatory inspections by the FDA and other federal and state regulatory agencies, and these facilities are subject to Quality System Regulations requirements of the FDA. We or our contractors may fail to satisfy these regulatory requirements in the future, and any failure to do so may prevent us from selling our products.
     Our products are subject to recalls even after receiving FDA approval or clearance.
     The FDA and governmental bodies in other countries have the authority to require the recall of our products if we fail to comply with relevant regulations pertaining to product manufacturing, quality, labeling, advertising, or promotional activities, or if new information is obtained concerning the safety of a product. A government-mandated recall, or a voluntary recall by us, could divert managerial and financial resources and potentially harm our reputation with customers. In the past, we have had four voluntary recalls, which, in each case, required us to identify and correct the problem. For example, we experienced a recall in June 2004 as a result of a customer complaint about our Mycobacterium Tuberculosis product suggesting reduced stability of one of our reagents. The problem was identified and corrected and customers were provided with replacement reagent. Our products may be subject to additional recalls in the future. Future recalls could be more difficult and costly to correct, may result in the suspension of sales of our products, and may harm our financial results and our reputation.
     Our sales to international markets are subject to additional risks.
     Sales of our products outside the United States accounted for 21% of our total revenues for the nine months ended September 30, 2005 and 15% of our total revenues for 2004. Sales by Chiron of our blood screening products outside of the United States accounted for 79% of our international revenues for the nine months ended September 30, 2005 and 58% of our international revenues for 2004. Chiron has responsibility for the international distribution of our blood screening products, which includes sales in France, Australia, Singapore, New Zealand, Italy and other countries. Our sales in France and Japan that were not made through Chiron each accounted for 5% of our international sales for the nine months ended September 30, 2005 and 10% and 6%, respectively, for 2004.
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
     We also may have difficulty introducing new products in international markets. For example, we do not believe our blood screening products will be widely adopted in Germany until we are able to offer an assay that screens for HBV, HAV, and parvo B19, as well as HIV-1 and HCV, or in Japan until we are able to offer an assay that meets particular Japanese requirements for screening for HBV, HIV-1 and HCV. Whenever we seek to enter a new international market, we will be dependent on the marketing and sales efforts of our international distributors.
     In addition, we anticipate that requirements for smaller pool sizes or ultimately individual donor testing of blood samples, if and when implemented, could result in lower gross margin rates, as additional tests would be required to deliver the sample results, unless a corresponding increase in sales pricing structure is implemented. In general, international pool sizes are smaller than domestic pool sizes and, therefore, growth in blood screening revenues attributed to international expansion may lead to lower gross margin rates.
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
     Third-party payors’ reimbursement policies may affect sales of our products that screen for more than one pathogen at the same time, such as our APTIMA Combo 2 product for screening for the causative agents of chlamydial infections and gonorrhea in the same sample. Third-party payors may choose to reimburse our customers on a per test basis, rather than on the basis of the number of results given by the test. This may result in laboratories and hospitals electing to use separate tests to screen for each disease so that they can receive reimbursement for each test they conduct. In that event, laboratories and hospitals likely would purchase separate tests for each disease, rather than products that test for more than one microorganism.
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
     We purchase some key raw materials used in the manufacture of our products from single-source suppliers. We may not be able to obtain supplies from replacement suppliers on a timely or cost-effective basis. For example, our current supplier of certain key raw materials for our amplified NAT assays, pursuant to a fixed-price contract, is Roche Molecular Biochemicals, and we have a supply agreement for nucleic acids for human papillomavirus with Roche Molecular Systems, each of which are affiliates of Roche Diagnostics GmbH, one of our primary competitors. A reduction or stoppage in supply while we seek a replacement supplier would limit our ability to manufacture our products, which could result in a significant reduction in sales and profitability. In addition, an impurity or variation in a raw material, either unknown to us or incompatible with our products, could significantly reduce our ability to manufacture products. Our inventories may not be adequate to meet our production needs during any prolonged interruption of supply. We have products under development which, if developed, may require us to enter into additional supplier arrangements. We also have single source suppliers for proposed future products. Failure to maintain existing supply relationships or to obtain suppliers for our future products, if any, on commercially reasonable terms would prevent us from manufacturing our future products and limit our growth.
We are dependent on technologies we license, and if we fail to license new technologies and rights to particular nucleic acid sequences for targeted diseases in the future, we may be limited in our ability to develop new products.
     We are dependent on licenses from third parties for some of our key technologies. For example, our patented Transcription-Mediated Amplification technology is based on technology we have licensed from Stanford University and the chemiluminescence technology we use in our products is based on technology licensed by our consolidated subsidiary, Molecular Light Technology Limited, from the University of Wales College of Medicine. We enter into new licensing arrangements in the ordinary course of business to expand our product portfolio and access new technologies to enhance our products and develop new products. If our license with respect to any of these technologies is terminated for any reason, we will not be able to sell products that incorporate the technology. Third parties that license technologies to us also may be acquired by our competitors or may otherwise attempt to terminate or restrict our licenses for their commercial benefit. In addition, although our research staff seeks to discover particular nucleic acid sequences for targeted diseases, our ability to develop additional diagnostic tests for diseases may depend on the ability of third parties to discover particular sequences or markers and correlate them with disease, as well as the rate at which such discoveries are made. Our ability to design products that target these diseases may depend on our ability to obtain the necessary rights from third parties who make any of these discoveries. In addition, there are a finite number of diseases and conditions for which our NAT assays may be economically viable. If we are unable to access new technologies or the rights to particular sequences or markers necessary for additional diagnostic products on commercially reasonable terms, we may be limited in our ability to develop new diagnostic products.
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
     As part of our business strategy, we intend to pursue acquisitions of complementary businesses and enter into technology licensing arrangements. We also intend to pursue strategic alliances that leverage our core technology and industry experience to expand our product offerings and geographic presence. We have limited experience with respect to acquiring other companies and forming collaborations, strategic alliances and joint ventures. If we make future acquisitions, we may not be able to integrate these acquisitions successfully into our existing business and we could assume unknown or contingent liabilities. Any future acquisitions by us also could result in large and immediate write-offs or the incurrence of debt and contingent liabilities, any of which could harm our operating results. Integration of an acquired company also may require management resources that otherwise would be available for ongoing development of our existing business. We may not identify or complete these transactions in a timely manner, on a cost-effective basis, or at all, and we may not realize the anticipated benefits of any acquisition, technology license or strategic alliance.
     To finance any acquisitions, we may choose to issue shares of our common stock as consideration, which would result in dilution to our stockholders. If the price of our equity is low or volatile, we may not be able to acquire other companies. Alternatively, it may be necessary for us to raise additional funds through public or private financings. Additional funds may not be available on terms that are favorable to us.
We and our customers are subject to various governmental regulations, and we may incur significant expenses to comply with these regulations and develop products compatible with these regulations.
     The clinical diagnostic and blood screening products we design, develop, manufacture and market are subject to rigorous regulation by the FDA and numerous other federal, state and foreign governmental authorities. The process of seeking and obtaining regulatory approvals, particularly from the FDA and some foreign governmental authorities, to market our products can be costly and time consuming, and approvals might not be granted for future products on a timely basis, if at all. For example, we were prohibited from commercially marketing our blood screening products in the United States until we obtained approval of our Biologics License Application from the FDA’s Center for Biologic Evaluation and Research. Further, in October 2005, the FDA notified us that it considers our TIGRIS instrument for blood screening “not substantially equivalent” to our already cleared eSAS for screening donated human blood with the Procleix Ultrio assay. The FDA made this determination in response to our 510(k) application for the TIGRIS instrument for blood screening. We have discussed the determination with the FDA and are in the process of resolving the outstanding issues. On October 26, 2005, we received a “complete review letter” from the FDA setting forth additional questions regarding our BLA for the Procleix Ultrio assay itself. Based on the time it could take for us to respond to questions in this letter and the time for the FDA to evaluate the responses, we believe that approval of the Ultrio assay may be delayed into 2006. However, regulatory clearance or approval of these and other new products may not be granted on a timely basis, or at all.
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

     Outside the United States, our ability to market our products is contingent upon receiving marketing authorization from the appropriate foreign regulatory authorities. The requirements governing the conduct of clinical trials, marketing authorization, pricing and reimbursement vary widely from country to country. At present, we apply for foreign marketing authorizations at a national level, although within the European Union, registration procedures are available to companies wishing to market a product in more than one European union member state. In compliance with the European IVD Directive, we have taken action to register our products in the European market. This is an ongoing process as we register additional products and/or product modifications. Failure to receive, or delays in the receipt of, relevant foreign qualifications could prevent us from selling our products in foreign countries and harm our business.
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
     We manufacture products in our two manufacturing facilities located in San Diego, California. These facilities and the manufacturing equipment we use to produce our products would be costly to replace and could require substantial lead time to repair or replace. Our facilities may be harmed by natural or man-made disasters, including, without limitation, earthquakes and fires, and in the event they are affected by a disaster, we would be forced to rely on third-party manufacturers. In the event of a disaster, we may lose customers and we may be unable to regain those customers thereafter. Although we possess insurance for damage to our property and the disruption of our business from casualties, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.
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
     A change in accounting standards or practices or a change in existing taxation rules or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and taxation rules and varying interpretations of accounting pronouncements and taxation practice have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, in December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” In April 2005, the SEC approved a vote that will effectively require us to adopt this statement on January 1, 2006. This statement eliminates the ability to account for stock-based compensation using the intrinsic value method allowed under APB 25 and requires such transactions to be recognized as compensation expense in the statement of income based on the fair values on the date of grant, with the compensation expense recognized over the period in which an employee or director is required to provide service in exchange for the stock award. This new requirement will negatively impact our earnings. For example, recording a charge for employee stock options under SFAS No. 123, “Accounting for Stock-Based Compensation,” would have reduced our net income by $3.9 million and $2.9 million for the three months ended September 30, 2005 and 2004, respectively, and $12.3 million and $7.2 million for the nine months ended September 30, 2005 and 2004, respectively.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio. Our risk associated with fluctuating interest income is limited to our investments in interest rate sensitive financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage this exposure to interest rate changes. We seek to ensure the safety and preservation of our invested principal by limiting default risk, market risk, and reinvestment risk. We mitigate default risk by investing in short-term investment grade securities. A 100 basis point increase or decrease in interest rates would increase or decrease our current investment balance by approximately $2.7 million. While changes in our interest rates may affect the fair value of our investment portfolio, any gains or losses are not recognized in our statement of income until the investment is sold or if a reduction in fair value is determined to be a permanent impairment.
     We are exposed to foreign exchange risk for expenditures in certain foreign countries, but the total receivables and payables denominated in foreign currencies at September 30, 2005 were not material. Under our collaboration agreement with Chiron, a growing portion of blood screening product sales is from western European countries. As a result, our international blood screening product sales are affected by changes in the foreign currency exchange rates of those countries where Chiron’s business is conducted in Euros or other local currencies. We do not enter into foreign currency hedging transactions to mitigate our exposure to foreign currency exchange risks. Based on international blood screening product sales for the first nine months of 2005, a 10% movement of rates would result in a blood screening product sales increase or decrease of approximately $2.6 million. We believe that our business operations are not exposed to market risk relating to commodity price risk.
Item 4. Controls and Procedures
     As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the quarter ended September 30, 2005.
     An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any change in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation has included certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. During the first quarter of 2005, we implemented an Enterprise Resource Planning (ERP) system which is expected to improve and enhance internal controls over financial reporting. This ongoing implementation has materially changed how transactions are being processed and has also changed the structure and operation of some internal controls. While the ERP changes materially affected our internal control over financial reporting during the first nine months of 2005, including the current quarter, the implementation has proceeded to date without material adverse effects on our internal control over financial reporting.
     Except for the ERP implementation described above, there have been no other changes in our internal control over financial reporting during the three months ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

     We maintain disclosure controls and procedures and internal controls that are designed to ensure that information required to be disclosed in our current and periodic reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures and internal controls, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
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

Item 6. Exhibits

Exhibit
Number	Description
2.1(1)	Separation and Distribution Agreement, dated and effective as of May 24, 2002, and amended and restated as of August 6, 2002, by and between Chugai Pharmaceutical Co., Ltd. and Gen-Probe Incorporated.

3.1(1)	Form of Amended and Restated Certificate of Incorporation of Gen-Probe Incorporated.

3.2(5)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Gen-Probe Incorporated.

3.3(1)	Form of Amended and Restated Bylaws of Gen-Probe Incorporated.

3.4(5)	Certificate of Designations of the Series A Junior Participating Preferred Stock of Gen-Probe Incorporated.

4.1(1)	Specimen common stock certificate.

4.2(2)	Rights Agreement, dated as of September 16, 2002, between Gen-Probe Incorporated and Mellon Investor Services LLC, which includes the form of Certificate of Designations of the Series A Junior Participating Preferred Stock of Gen-Probe Incorporated as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C.

4.3(3)	First Amendment to Rights Agreement, dated October 9, 2002, between Gen-Probe Incorporated and Mellon Investor Services LLC.

4.4(4)	Second Amendment to Rights Agreement, dated November 20, 2003.

10.83(6)‡	Employment Offer Letter, dated July 15, 2005, between Gen-Probe Incorporated and Stephen J. Kondor.

31.1†	Certification dated November 4, 2005, of Principal Executive Officer required pursuant to 18 USC. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification dated November 4, 2005, of Principal Financial Officer required pursuant to 18 USC. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification dated November 4, 2005, of Principal Executive Officer required pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification dated November 4, 2005, of Principal Financial Officer required pursuant to 18 USC. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith.

‡	Indicates management contract or compensatory plan, contract or arrangement.

(1)	Incorporated by reference to Gen-Probe’s Amendment No. 2 to Registration Statement on Form 10 filed with the SEC on August 14, 2002.

(2)	Incorporated by reference to Gen-Probe’s Report on Form 8-K filed with the SEC on September 17, 2002.

(3)	Incorporated by reference to Gen-Probe’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2002.

(4)	Incorporated by reference to Gen-Probe’s Report on Form 8-K filed with the SEC on November 21, 2003.

(5)	Incorporated by reference to Gen-Probe’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2004.

(6)	Incorporated by reference to Gen-Probe’s Report on Form 8-K filed with the SEC on August 1, 2005.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: November 4, 2005	By:	/s/ Henry L. Nordhoff
Henry L. Nordhoff
Chairman, President and Chief Executive Officer (Principal Executive Officer)

DATE: November 4, 2005	By:	/s/ Herm Rosenman
Herm Rosenman
Vice President — Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)