Form 10-Q
period 2006-06-30
GEN PROBE INC
filed 2006-08-03
CIK 820237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2006
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of July 31, 2006, there were 51,807,122 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

GEN-PROBE INCORPORATED

FORM 10-Q

Page
PART I

Item 1. Financial Statements	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosures about Market Risk	27
Item 4. Controls and Procedures	27
PART II

Item 1. Legal Proceedings	28
Item 1A. Risk Factors	28
Item 4. Submission of Matters to a Vote of Securities Holders	41
Item 6. Exhibits	42
SIGNATURES
EXHIBIT 10.93
EXHIBIT 10.94
EXHIBIT 10.95
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

GEN-PROBE INCORPORATED
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30,	December 31,
	2006	2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$29,125	$32,328
Short-term investments	209,529	187,960
Trade accounts receivable, net of allowance for doubtful accounts of $670 and $790 at June 30, 2006 and December 31, 2005, respectively	28,674	31,930
Accounts receivable — other	1,787	1,924
Inventories	40,766	36,342
Deferred income taxes	10,750	10,389
Prepaid expenses	11,332	10,768
Other current assets	4,347	4,184

Total current assets	336,310	315,825
Property, plant and equipment, net	128,908	105,190
Capitalized software	19,695	20,952
Goodwill	18,621	18,621
License, manufacturing access fees and other assets	56,834	49,648

Total assets	$560,368	$510,236

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,606	$14,029
Accrued salaries and employee benefits	13,654	14,910
Other accrued expenses	3,745	3,264
Income tax payable	6,697	13,192
Deferred revenue	3,923	7,771

Total current liabilities	41,625	53,166
Deferred income taxes	5,124	5,124
Deferred revenue	4,000	4,333
Deferred rent	182	240
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.0001 par value per share; 20,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.0001 par value per share; 200,000,000 shares authorized, 51,789,444 and 51,137,541 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	5	5
Additional paid-in capital	309,301	281,907
Deferred compensation	—	(5,951)
Accumulated other comprehensive loss	(674)	(1,231)
Retained earnings	200,805	172,643

Total stockholders’ equity	509,437	447,373

Total liabilities and stockholders’ equity	$560,368	$510,236

See accompanying notes to consolidated financial statements.

GEN-PROBE INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues:
Product sales	$77,813	$65,131	$156,341	$124,710
Collaborative research revenue	6,388	6,678	13,273	13,022
Royalty and license revenue	1,021	1,085	1,864	3,990

Total revenues	85,222	72,894	171,478	141,722
Operating expenses:
Cost of product sales	24,802	20,350	50,914	35,848
Research and development	20,329	17,408	39,655	36,091
Marketing and sales	9,145	7,384	18,007	14,810
General and administrative	10,698	7,780	21,356	14,971

Total operating expenses	64,974	52,922	129,932	101,720

Income from operations	20,248	19,972	41,546	40,002
Total other income, net	1,403	1,001	3,160	2,082

Income before income taxes	21,651	20,973	44,706	42,084
Income tax expense	8,021	7,517	16,544	15,167

Net income	$13,630	$13,456	$28,162	$26,917

Net income per share:
Basic	$0.26	$0.27	$0.55	$0.53

Diluted	$0.26	$0.26	$0.53	$0.51

Weighted average shares outstanding:
Basic	51,563	50,550	51,403	50,414

Diluted	53,186	52,315	53,023	52,339

     Net income for the three and six month periods ended June 30, 2006 included stock-based compensation expense that the Company recorded as a result of the adoption of SFAS No. 123(R) on January 1, 2006. For the three months ended June 30, 2006, this expense totaled $5,108,000 before income taxes (after deducting $187,000 of net capitalization to inventory on the Company’s balance sheet) and $3,308,000 net of income taxes for the period. For the six months ended June 30, 2006, stock-based compensation expense totaled $9,775,000 before income taxes (after deducting $872,000 that has been capitalized to inventory on the Company’s balance sheet) and $6,324,000 net of income taxes for the period. The Company did not record stock-based compensation expense for the three and six month periods ended June 30, 2005. As previously disclosed in the notes to the financial statements for the three and six month periods ended June 30, 2005, net income including pro forma stock-based compensation expense was $9,697,000 and $19,285,000, respectively. See Note 3 to the financial statements for additional information.
See accompanying notes to consolidated financial statements.

GEN-PROBE INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2006	2005
Operating activities
Net income	$28,162	$26,917
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,507	11,038
Stock-based compensation charges — restricted stock	958	266
Stock-based compensation charges — all other	9,775	—
Stock option income tax benefits	—	6,451
Excess tax benefit from employee stock options	(6,918)	—
(Gain)/loss on disposal of property and equipment	(23)	59
Changes in assets and liabilities:
Accounts receivable	3,538	(5,760)
Inventories	(3,541)	(4,549)
Prepaid expenses	(564)	(3,498)
Other assets	(217)	(213)
Accounts payable	(441)	6,574
Accrued salaries and employee benefits	(1,256)	(1,171)
Other accrued expenses	423	(72)
Income tax payable	417	4,093
Deferred revenue	(4,181)	2,681
Deferred income taxes	(374)	(275)
Deferred rent	(58)	(29)

Net cash provided by operating activities	38,207	42,512

Investing activities
Proceeds from sales and maturities of short-term investments	40,528	51,532
Purchases of short-term investments	(62,225)	(53,647)
Cash paid for acquisition of minority interest in Molecular Light Technology Limited	—	(1,539)
Purchases of property, plant and equipment	(32,836)	(20,162)
Capitalization of intangible assets, including license and manufacturing access fees	(2,074)	(21,822)
Cash paid for investment in Qualigen	(6,993)	—
Other assets	42	(583)

Net cash used in investing activities	(63,558)	(46,221)

Financing activities
Excess tax benefit from employee stock options	6,918	—
Proceeds from issuance of common stock	14,822	10,956

Net cash provided by financing activities	21,740	10,956

Effect of exchange rate changes on cash and cash equivalents	408	(243)

Net (decrease) increase in cash and cash equivalents	(3,203)	7,004
Cash and cash equivalents at the beginning of period	32,328	25,498

Cash and cash equivalents at the end of period	$29,125	$32,502

See accompanying notes to consolidated financial statements.

Notes to the Consolidated Financial Statements (unaudited)
Note 1 — Basis of presentation
     The accompanying interim consolidated financial statements of Gen-Probe Incorporated (“Gen-Probe” or the “Company”) at June 30, 2006, and for the three and six month periods ended June 30, 2006 and 2005, are unaudited and have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In management’s opinion, the unaudited financial statements include all adjustments, consisting only of normal recurring accruals, necessary to state fairly the financial information therein, in accordance with U.S. GAAP. Interim results are not necessarily indicative of the results that may be reported for any other interim period or for the year ending December 31, 2006.
     These unaudited consolidated financial statements and footnotes thereto should be read in conjunction with the audited financial statements and footnotes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
     As discussed in Notes 2 and 3, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” on January 1, 2006 using the modified prospective transition method. Accordingly, the Company’s operating income for the three and six month periods ended June 30, 2006 includes approximately $5,108,000 and $9,775,000 respectively, in stock-based employee compensation expense. Since the Company elected to use the modified prospective transition method, results from prior periods have not been restated and do not include a corresponding amount of stock-based compensation expense.
Note 2 — Summary of significant accounting policies
Recent accounting pronouncements
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes – an interpretation of SFAS No. 109” which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact of FIN 48 on its consolidated financial position and results of operations.
     In December 2004, the FASB issued revised Statement No. 123(R) “Share-Based Payment” (“SFAS No. 123(R)”), which requires companies to expense the estimated fair value of employee stock options and similar awards. Pro forma disclosure is no longer an alternative. In March 2005, the Securities and Exchange Commission (“SEC”) released SEC Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment,” which provides the SEC staff’s position regarding the valuation of share-based payment arrangements for public companies. In April 2005, the SEC adopted a rule that effectively required the Company to implement SFAS No. 123(R) beginning on January 1, 2006.
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
Contingencies
     Contingent gains (net) are not recorded in the Company’s financial statements since this accounting treatment could result in the recognition of gains that might never be realized. Contingent losses are only recorded in the Company’s financial statements if it is probable that a loss will result from a contingency and the amount can be reasonably estimated.

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
     In May 2005, the Company paid $1,539,000 plus accrued interest, in cash, to acquire the remaining outstanding shares of MLT, giving the Company 100% ownership. Prior to purchasing this remaining interest in MLT, the Company had reflected the minority interest on the balance sheet. This minority interest has since been eliminated and all subsequent earnings (losses) of this subsidiary are fully consolidated into the Company’s consolidated financial statements.
Use of estimates
     The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. These estimates include assessing the collectibility of accounts receivable, the valuation of stock-based compensation, the valuation of inventories and long-lived assets, including capitalized software, manufacturing access and license fees, income taxes, and liabilities associated with employee benefit costs. Actual results could differ from those estimates.
Foreign currencies
     The functional currency for the Company’s wholly owned subsidiaries GP UK Limited and MLT and its subsidiaries is the British pound. Accordingly, all balance sheet accounts of these subsidiaries are translated into United States dollars using the exchange rate in effect at the balance sheet date, and revenues and expenses are translated using the average exchange rates in effect during the period. The gains and losses from foreign currency translation of the financial statements of these subsidiaries are recorded directly as a separate component of stockholders’ equity under the caption “Accumulated other comprehensive (loss) income.”
Note 3 — Stock-based compensation
Valuation and amortization method
     Upon adoption of SFAS No. 123(R), the Company elected to value its stock-based payment awards granted beginning in 2006 using the Black-Scholes-Merton option-pricing model, which was previously used for its pro forma information required under SFAS No. 123. Prior to the adoption of SFAS No. 123(R), compensation cost was amortized over the vesting period using an accelerated graded method in accordance with FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.” Effective January 1, 2006, in conjunction with the adoption of SFAS No. 123(R), the Company now amortizes all new grants as expense on a straight-line basis over the vesting period. Also, certain of these costs are capitalized into inventory on the Company’s balance sheet, and generally will be recognized as an expense when the related products are sold. The Company’s actual unamortized compensation expense, before income taxes, related to outstanding unvested stock-based awards was approximately as follows (in thousands):

	Weighted Average	Actual
	Remaining	Unamortized
	Expense	Expense as of
Awards	Life (Years)	June 30, 2006
Options	1.6	$26,742
ESPP	0.2	72
Restricted stock	1.7	3,859
Deferred issuance restricted stock	1.6	2,223

		$32,896

     The Company will incur additional expense during 2006 related to new awards granted throughout the remainder of 2006 that cannot yet be quantified. Of the $9,775,000 in stock-based compensation recognized in the first six months of 2006 related to the adoption of SFAS No. 123(R), approximately $8,875,000 was related to awards granted prior to January 1, 2006 and $900,000 was related to awards granted during the first six months of 2006. Additionally, in each of May 2006 and 2005, the Company granted to its chief executive officer 20,000 shares of Deferred Issuance Restricted Stock Awards at the fair market value on the date of grants. The total fair values of approximately $1,054,000 and $871,000, respectively, are being amortized to expense on a straight-line basis over the vesting periods (48 months).

     At June 30, 2006, the Company had 166,286 non-vested restricted stock and deferred issuance restricted stock awards that had a weighted average grant date fair value of $43.04. The fair value of these awards that vested during the first six months of 2006 was approximately $341,000.
Expected term
     The expected term of stock options granted represents the period of time that they are expected to be outstanding. Due to the Company’s relatively short exercise history (commencing in May 2003), the expected term of options granted is currently estimated by using the Section 16 Insider reported data from a select group of peer companies. Prior to the second quarter of 2005, the Company believed the expected term approximated the vesting period. Adopting this change has resulted in an increase in the Company’s weighted average expected term assumption from 4.8 to 5.4 years in the six month periods ended June 30, 2005 and 2006, respectively.
Expected volatility
     During 2005, in preparation for the adoption of SFAS No. 123(R), the Company changed its method of estimating the expected volatility associated with stock option grants. Historically, the Company relied exclusively on the historical stock price changes (using daily pricing) and has since determined that a more appropriate estimate is obtained by taking an average of the historical stock price changes (using daily pricing) and the implied volatility on its traded options, consistent with SFAS No. 123(R) and SAB No. 107. Adopting this change has resulted in a decrease in the Company’s weighted average volatility assumption from 54% to 43% in the three month periods ended June 30, 2005 and 2006, respectively, and from 56% to 43% in the six month periods ended June 30, 2005 and 2006, respectively.
Risk-free interest rate
     The Company determines the risk-free interest rate that it uses in the Black-Scholes-Merton option-pricing model based upon a constant U.S Treasury Security with a contractual life that approximates the expected term of the option award.
Dividends
     The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. Therefore, the Company used an expected dividend yield of zero in the Black-Scholes-Merton option-pricing model.
Forfeitures
     SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company’s stock-based compensation expense is based on awards ultimately expected to vest. For the three and six month periods ended June 30, 2006, the Company reduced stock-based compensation expense to allow for estimated forfeitures based on historical experience. As described in the SFAS No. 123 pro forma information disclosure in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, the Company previously accounted for forfeitures as they occurred.
Assumptions
     The Company used the following assumptions to estimate the fair value of options granted and the shares purchased under the Company’s Employee Stock Purchase Plan (“ESPP”) for the three and six-month periods ended June 30, 2006 and 2005.

	Stock Option Plans				ESPP
	Three Months		Six Months		Three Months		Six Months
	Ended June 30,		Ended June 30,		Ended June 30,		Ended June 30,
	2006	2005	2006	2005	2006	2005	2006	2005
Risk-free interest rate	4.8%	3.8%	4.7%	3.7%	4.0%	2.6%	4.0%	2.6%
Volatility	43%	54%	43%	56%	41%	59%	41%	59%
Dividend yield	—	—	—	—	—	—	—	—
Expected term (years)	5.4	5.2	5.4	4.8	0.5	0.5	0.5	0.5
Resulting average fair value	$24.59	$22.44	$24.21	$22.85	$12.52	$13.24	$12.52	$13.24
Pro forma information for period prior to adoption of SFAS No. 123(R)
     SFAS No. 123(R) requires the Company to present pro forma information for the comparative period prior to the adoption as if it had accounted for all of its stock option grants and issued ESPP shares under the fair value method of SFAS No. 123. The following table illustrates the pro forma information regarding the effect on net income and net income per share if the Company had accounted for stock-based employee compensation under the fair value method of accounting (in thousands, except per share data):

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Net income:
As reported	$13,456	$26,917
Stock-based employee compensation expense included in reported net income, net of related tax effects	65	119
Total stock-based employee compensation expense determined under fair value based method for all options, net of related tax effects	(3,824)	(7,751)

Pro forma net income	$9,697	$19,285

Net income per share:
As reported
Basic	$0.27	$0.53

Diluted	$0.26	$0.51

Pro forma
Basic	$0.19	$0.38

Diluted	$0.19	$0.37

Impact of the adoption of SFAS No. 123(R)
     The following table summarizes the stock-based compensation expense for stock option grants and ESPP shares that the Company recorded in its statements of income in accordance with SFAS No. 123(R) for the three and six month periods ended June 30, 2006 (in thousands, except per share data):

	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006
Cost of product sales	$490	$623
Research and development	1,785	3,674
Marketing and sales	679	1,472
General and administrative	2,154	4,006

Reduction of operating income before income taxes	5,108	9,775
Income tax benefit	(1,800)	(3,451)

Reduction of net income	$3,308	$6,324

Reduction of net income per share:
Basic	$0.06	$0.12

Diluted	$0.06	$0.12

     The carrying value of inventory on the Company’s balance sheet as of June 30, 2006 includes capitalized employee stock-based compensation costs of $872,000.

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
Note 4 — Short-term investments
     The following is a summary of short-term investments as of June 30, 2006 (in thousands):

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Municipal securities	$206,706	$43	$(2,394)	$204,355
Foreign debt securities	5,174	—	—	5,174

Total short-term investments	$211,880	$43	$(2,394)	$209,529

     The following table shows the gross unrealized losses and fair values of the Company’s investments in individual securities that have been in a continuous unrealized loss position deemed to be temporary for less than 12 months and for more than 12 months, aggregated by investment category, as of June 30, 2006 (in thousands):

	Less than 12 Months		More than 12 Months
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses
Municipal securities	$104,998	$(1,341)	$89,314	$(1,053)
Foreign debt securities	—	—	—	—

Total short-term investments	$104,998	$(1,341)	$89,314	$(1,053)

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
     The following table sets forth the computation of net income per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net income	$13,630	$13,456	$28,162	$26,917

Weighted average shares outstanding — Basic	51,563	50,550	51,403	50,414
Effect of dilutive common stock options outstanding	1,623	1,765	1,620	1,925

Weighted average shares outstanding — Diluted	53,186	52,315	53,023	52,339

Net income per share:
Basic	$0.26	$0.27	$0.55	$0.53

Diluted	$0.26	$0.26	$0.53	$0.51

     Dilutive securities include common stock options subject to vesting. Potentially dilutive securities totaling 852,635 and 227,635 for the three month periods ended June 30, 2006 and 2005, respectively, and 1,004,709 and 177,568 shares for the six month periods ended June 30, 2006 and 2005, respectively, were excluded from the calculation of diluted earnings per share because of their anti-dilutive effect.

Note 6 — Comprehensive income
     Comprehensive income is defined as the change in equity from transactions and other events and circumstances from non-owner sources. Comprehensive income is comprised of net income and other comprehensive income (loss), which includes certain changes in stockholders’ equity such as foreign currency translation of the financial statements of the Company’s subsidiaries, and unrealized gains and losses on its available for sale securities.
     Components of comprehensive income, net of income taxes, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net income	$13,630	$13,456	$28,162	$26,917

Foreign currency translation adjustment	908	(508)	1,118	(318)
Change in unrealized gain (loss) on investments	(212)	337	(561)	(488)

Comprehensive income	$14,326	$13,285	$28,719	$26,111

Note 7 — Balance sheet information
     The following tables provide details of selected balance sheet items (in thousands):
Inventories

	June 30,	December 31,
	2006	2005
Raw materials and supplies	$5,697	$5,430
Work in process	19,505	17,934
Finished goods	15,564	12,978

	$40,766	$36,342

Property, plant and equipment

	June 30,	December 31,
	2006	2005
Land	$13,860	$9,100
Buildings	71,069	39,535
Machinery and equipment	117,905	106,433
Tenant improvements	23,765	16,301
Furniture and fixtures	15,113	10,346
Construction in-progress	4,034	32,143

Property, plant and equipment (at cost)	245,746	213,858
Less accumulated depreciation and amortization	(116,838)	(108,668)

Property, plant and equipment (net)	$128,908	$105,190

License, manufacturing access fees and other assets

	June 30, 2006			December 31, 2005
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Intangible assets subject to amortization:
Capitalized software	$25,142	$5,447	$19,695	$25,142	$4,190	$20,952
Patents	16,296	15,045	1,251	15,822	14,817	1,005
Purchased intangible assets	33,636	32,498	1,138	33,636	32,330	1,306
License and manufacturing access fees	50,007	5,055	44,952	48,354	3,517	44,837

Total	$125,081	$58,045	$67,036	$122,954	$54,854	$68,100

Goodwill	$26,298	$7,677	$18,621	$26,298	$7,677	$18,621

Investment in Molecular Profiling Institute, Inc.	$2,500	$—	$2,500	$2,500	$—	$2,500

Investment in Qualigen, Inc.	$6,993	$—	$6,993	$—	$—	$—

     In February 2006, pursuant to the terms of the Company’s January 2005 license agreement with Corixa Corporation, the Company paid Corixa an access license fee of $1,600,000. The license fee has been recorded as an intangible asset that is being amortized on a straight-line basis to research and development expense over the remaining estimated life of the licensed patents.
     In April 2006, pursuant to the Company’s November 2004 License and Preferred Stock Acquisition Agreement with Qualigen, Inc. and based upon the results of an 18-month technical evaluation study, the Company exercised its option to obtain an exclusive worldwide license to Qualigen technology to develop a novel nucleic acid testing (“NAT”) instrument based on Qualigen’s Food and Drug Administration (“FDA”) approved FastPack® immunoassay system. If development is successful, the new platform, known as a closed unit-dose assay (“CUDA”) system, would use the Company’s NAT technologies to detect microorganisms and genetic mutations at the point of sample collection. As part of the option exercise, the Company paid Qualigen $6,993,000 for the purchase of an aggregate number of shares of Qualigen Series D Convertible Preferred Voting Stock and Series D-1 Convertible Preferred Non-Voting Stock convertible into approximately 19.5% of Qualigen’s capital stock, as converted to common stock basis, as of the purchase date. Gen-Probe may also pay Qualigen up to $3,000,000 based on achievement by Qualigen of development milestones under the license agreement and agreed to pay Qualigen royalties on sales of any product developed by Gen-Probe under the agreement. The Company has recorded this investment as an intangible asset on a cost basis, and will review the asset for impairment on an ongoing basis.
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
     The Company currently estimates its annual effective income tax rate to be approximately 37.0% for 2006, compared to the actual 34.5% effective income tax rate in 2005. The Company believes, more likely than not, that it will have sufficient taxable income after stock option related deductions to utilize the majority of its deferred tax assets.
     Tax benefits of $6,918,000 and $6,451,000 in the six month periods ended June 30, 2006 and 2005, respectively, related to employee stock options and stock purchase plans, were credited to stockholders’ equity.
Note 9 — Stockholders’ equity
     The Company adopted the 2003 Incentive Award Plan (the “2003 Plan”) in May 2003 that provides for the issuance of up to 5,000,000 shares of common stock for grant. The 2003 Plan provides for equity incentives for officers, directors, employees and consultants through the granting of incentive and non-statutory stock options, restricted stock and stock appreciation rights. The exercise price of each stock option granted under the 2003 Plan must be equal to or greater than the fair market value of the Company’s common stock on the date of grant. Generally, stock options granted under the 2003 Plan will vest at the rate of 25% or 33% one year from the grant date and 1/48 or 1/36, respectively, each month thereafter until the options are fully vested.

     In May 2006, the Company’s stockholders approved an amendment to the 2003 Plan that increased the aggregate number of shares of common stock authorized for issuance under the Plan by 3,000,000 shares, from 5,000,000 shares to 8,000,000 shares. Pursuant to the amended 2003 Plan, the Board of Directors may determine the terms and vesting of all options and other awards granted; however, in no event may the award term exceed seven years (in lieu of ten years under the 2003 Plan prior to its amendment). Further, the number of shares available for issuance under the amended 2003 Plan are reduced by two shares for each share of restricted stock granted under the 2003 Plan after May 17, 2006 (in lieu of one share under the 2003 Plan prior to its amendment).
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
     The Company adopted the 2000 Equity Participation Plan (the “2000 Plan”) in August 2000 that provides for the issuance of up to 4,827,946 shares of common stock for grants under the 2000 Plan. The 2000 Plan provides for the grant of incentive and non-statutory stock options to employees, directors and consultants of the Company. The exercise price of each option granted under the 2000 Plan must be equal to or greater than the fair market value of the Company’s stock on the date of grant. Generally, options vest 25% or 33% one year from the grant date and 1/48 or 1/36, respectively, each month thereafter until the options are fully vested.
     A summary of the Company’s stock option activity for all Plans is as follows:

			Weighted
			Average	Aggregate
			Remaining	Intrinsic
	Number of	Weighted Average	Contractual	Value
	Shares	Exercise Price	Life (Years)	(in thousands)
Outstanding at December 31, 2005	5,953,586	$29.53
Granted	347,050	52.29
Exercised	(609,351)	21.51
Cancelled	(90,885)	38.08

Outstanding at June 30, 2006	5,600,400	$31.67	7.4	$126,221

Exercisable at June 30, 2006	2,961,286	$24.14	6.5	$89,052

     The Company defines in-the-money options at June 30, 2006 as options that had exercise prices that were lower than the $53.98 market price of its common stock at that date. The aggregate intrinsic value of options outstanding at June 30, 2006 is calculated as the difference between the exercise price of the underlying options and the market price of its common stock for the 5,537,032 shares that were in-the-money at that date. The total intrinsic value of options exercised during the first six months of 2006 was $19,161,000, determined as of the exercise dates. The total fair value of shares vested during the first six months of 2006 was $9,019,000.
     A summary of the Company’s non-vested stock options at June 30, 2006 and changes during the fist six months then ended is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Grant-Date	Contractual
	Shares	Fair Value	Life (Years)
Non-vested at December 31, 2005	3,013,536	$17.09
Granted	347,050	24.21
Vested	(630,831)	13.46
Forfeited	(90,641)	18.34

Non-vested at June 30, 2006	2,639,114	$19.00	8.5

     During the three and six months ended June 30, 2006, options to purchase 187,459 and 609,351 shares of the Company’s common stock were exercised by Gen-Probe employees at a weighted average exercise price of $19.50 and $21.51, respectively. The Company also issued 672 and 1,369 shares of common stock at fair market value during the three and six month periods ended June 30, 2006, respectively, to members of the Board of Directors as partial consideration for services rendered. The Company recognized expense for these shares issued to the members of the Board of Directors during the three and six month periods ended June 30, 2006, of $37,000 and $71,000, respectively, which was equal to the fair market value on the dates of issuance. Employees purchased 41,480 shares of the Company’s common stock at $41.47 per share during the six months ended June 30, 2006 pursuant to the Company’s ESPP.

     Changes in stockholders’ equity for the six months ended June 30, 2006 were as follows (in thousands):

Balance at December 31, 2005	$447,373
Net income	28,162
Other comprehensive income, net	557
Net proceeds from the issuance of common stock	13,102
Purchase of common shares through ESPP	1,720
Purchase of common stock by board members	71
Stock-based compensation expense – restricted stock	887
Stock-based compensation expense – all other	9,775
Stock-based compensation – net capitalized to inventory	872
Tax benefit from the exercise of stock options	6,918

Balance at June 30, 2006	$509,437

Note 10 — Litigation
     In June 2006, the Company entered into a Short Form Settlement Agreement with Bayer HealthCare LLC and Bayer Corp. (collectively, “Bayer”), to resolve patent litigation filed by the Company against Bayer in the United States District Court for the Southern District of California and to resolve separate commercial arbitration proceedings between the parties. As of August 1, 2006, the parties signed final, definitive settlement documentation, referred to herein as the Settlement Agreement. All litigation and arbitration proceedings between the Company and Bayer will be immediately terminated pursuant to the Settlement Agreement.
     Pursuant to the terms of the Settlement Agreement, the Company will immediately dismiss the patent litigation and has granted Bayer immunity from suit for all current Bayer nucleic acid diagnostic products. The Company has also agreed not to assert four specified patents against future Bayer products. Also, Bayer has granted the Company immunity from suit for the Company’s current TIGRIS instrument and has agreed not to assert certain specified Bayer patents against the Company’s future instruments.
     Pursuant to the Settlement Agreement, Bayer will pay the Company an initial license fee of $5,000,000 in August 2006. Additionally, Bayer will pay approximately $10,300,000 as a one-time royalty if Bayer sells any product subject to the Company patents covered by the Settlement Agreement on or after January 1, 2007 and Bayer will also pay approximately $16,400,000 as a one-time royalty if Bayer sells any product subject to the Company patents on or after January 1, 2008. Subject to these two royalty payments, Bayer’s rights to the related Company patents will be fully paid-up and royalty free.
     In the third quarter of 2006, the Company expects to record the $5,000,000 initial license fee as royalty and license fee revenue, and expects to record $1,900,000 of additional G&A expense for a payment due its outside litigation counsel in connection with the settlement.
     In accordance with the Settlement Agreement, Bayer will immediately dismiss its October 4, 2005 demand for arbitration and a related lawsuit. The parties will also promptly submit a stipulated final award in the original arbitration proceeding filed by the Company against Bayer in November 2002, adopting the arbitrator’s prior interim and supplemental awards, except that Bayer shall no longer be obligated to reimburse the Company $2,000,000 for legal expenses. The arbitrator’s June 5, 2005 Interim Award determined that the Company is entitled to a co-exclusive right to distribute qualitative Transcription-Mediated Amplification (“TMA”) assays to detect the hepatitis C virus (“HCV”) and human immunodeficiency virus (type 1), (“HIV-1”) for the remaining term of the collaboration agreement between the parties on the Company’s DTS 400, 800, and 1200 instrument systems. The arbitrator also determined that the collaboration agreement shall be terminated, as the Company requested, except as to the qualitative HCV and HCV assays and as to quantitative Analyte Specific Reagents (“ASR”) for HCV. Bayer retains the co-exclusive right to distribute the qualitative HCV tests and the exclusive right to distribute the quantitative HCV ASR. As a result of a termination of the agreement, the Company re-acquired the right to develop and market future viral assays that had been previously reserved for Bayer. The arbitrator’s March 3, 2006 supplemental award determined that the Company is not obligated to pay Bayer an initial license fee in connection with the sale of the qualitative HIV and HCV assays and that the Company will be required to pay running sales royalties, at rates the Company believes are generally consistent with rates paid by other licensees of the relevant patents.
     Pursuant to the Settlement Agreement, Bayer has granted the Company an option to extend the term of the license granted in the arbitration for qualitative HIV and HCV assays, so that the license would run through the life of the relevant HIV and HCV patents. The option also permits the Company to elect to extend the license to future instrument systems (but not to the TIGRIS instrument). Exercise of the option will require payment of a $1,000,000 fee to Bayer by the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This report contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, which provides a “safe harbor” for these types of statements. To the extent statements in this report involve, without limitation, our expectations for growth, estimates of future revenue, expenses, profit, cash flow, balance sheet items or any other guidance on future periods, these statements are forward-looking statements. Forward-looking statements can be identified by the use of forward-looking words such as “believes,” “expects,” “hopes,” “may,” “will,” “plans,” “intends,” “estimates,” “could,” “should,” “would,” “continue,” “seeks” or “anticipates,” or other similar words (including their use in the negative). Forward-looking statements are not guarantees of performance. They involve known and unknown risks, uncertainties and assumptions that may cause actual results, levels of activity, performance or achievements to differ materially from any results, level of activity, performance or achievements expressed or implied by any forward-looking statement. We assume no obligation to update any forward-looking statements.
     The following information should be read in conjunction with our June 30, 2006 consolidated financial statements and related notes thereto included elsewhere in this quarterly report and with our consolidated financial statements and notes thereto for the year ended December 31, 2005 and the related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2005. We also urge you to review and consider our disclosures describing various risks that may affect our business, which are set forth under the heading “Risk Factors” in this report and in our Annual Report on Form 10-K for the year ended December 31, 2005.
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
Recent Events
     Financial results
     Product sales for the second quarter of 2006 were $77.8 million, compared to $65.1 million in the same period of the prior year, an increase of 20%. Total revenues for the second quarter of 2006 were $85.2 million, compared to $72.9 million in the same period of the prior year, an increase of 17%. Net income for the second quarter of 2006 was $13.6 million ($0.26 per diluted share), compared to $13.5 million ($0.26 per diluted share) in the same period of the prior year. Net income in the second quarter of 2006 included $3.3 million ($0.06 per diluted share) in stock-based compensation expense due to the adoption of SFAS No. 123(R).
     Product sales for the first six months of 2006 were $156.3 million, compared to $124.7 million in the same period of the prior year, an increase of 25%. Total revenues for the first six months of 2006 were $171.5 million, compared to $141.7 million in the same period of the prior year, an increase of 21%. Net income for the first six months of 2006 was $28.2 million ($0.53 per diluted share), compared to $26.9 million ($0.51 per diluted share) in the same period of the prior year. Net income in the first six months of 2006 included $6.3 million ($0.12 per diluted share) in stock-based compensation expense due to the adoption of SFAS No. 123(R).

     Licensing
     In May 2006, we amended our license and collaboration agreement with DiagnoCure. Pursuant to the terms of the amendment (i) we granted exclusive rights to DiagnoCure to develop in vivo products for the detection or measurement of PCA3 as a marker for the diagnosis, monitoring or prognosis of prostate cancer, (ii) we granted co-exclusive rights to develop fluorescence in situ hybridization products for the detection or measurement of PCA3 as a marker for the diagnosis, monitoring or prognosis of prostate cancer, (iii) DiagnoCure will undertake over a twelve-month period the validation of genetic markers that we acquired under our license agreement with Corixa Corporation and we will be required to make monthly payments to DiagnoCure for these services, and (iv) we agreed to a new regulatory timeline regarding our development obligations for an in vitro diagnostic assay for PCA3.
     In April 2006, we entered into a license agreement with the University of Michigan for exclusive worldwide rights to develop diagnostic tests for recently discovered genetic translocations that have been shown in preliminary studies to be highly specific for prostate cancer tissue. In May 2006, pursuant to the terms of this agreement, we paid a license fee of $0.5 million to the University of Michigan. We recorded the license fee as research and development, or R&D, expense, since we have not yet determined technological feasibility and do not currently have alternative future plans to use this technology other than for our prostate cancer development program.
     In April 2006, pursuant to our November 2004 License and Preferred Stock Acquisition Agreement with Qualigen, Inc. and based upon the results of an 18-month technical evaluation study, we exercised our option to obtain an exclusive worldwide license to Qualigen technology to develop a novel NAT instrument based on Qualigen’s Food and Drug Administration, or FDA, approved FastPack immunoassay system. If development is successful, the new platform, known as a closed unit-dose assay, or CUDA, system, would use our NAT technologies to detect microorganisms and genetic mutations at the point of sample collection. As part of the option exercise, we paid Qualigen approximately $7.0 million for the purchase of an aggregate number of shares of Qualigen Series D Convertible Preferred Voting Stock and Series D-1 Convertible Preferred Non-Voting Stock convertible into approximately 19.5% of Qualigen’s capital stock, as converted to common stock basis, as of the purchase date. We may also pay Qualigen up to $3.0 million based on achievement by Qualigen of development milestones under the license agreement and agreed to pay Qualigen royalties on sales of any product we develop under the agreement. We recorded this investment as an intangible asset on a cost basis, and will review the asset for impairment on an ongoing basis.
     Product development
     During the second quarter of 2006, two clinical laboratories completed validation of TMA assays for PCA3 and PSA, using our analyte specific reagents, or ASRs, and general purpose reagents, or GPRs, and began offering these tests to physicians and reporting patient results, employing a PCA3 to PSA ratio.
     In March 2006, we began shipment to Novartis of FDA approved and labeled Procleix West Nile Virus, or WNV, assays for use with the Procleix enhanced semi-automated system, or eSAS. In April 2006, we submitted to the FDA a prior-approval supplement to our WNV assay Biologics License Application, or BLA, adding the TIGRIS instrument and we submitted for 510(k) clearance of the TIGRIS instrument for use with the WNV assay at the same time. In June 2006, we received questions from the FDA regarding our 510(k) application for the TIGRIS instrument. On July 19, 2006, we received a “complete review letter” from the FDA setting forth questions regarding the prior-approval supplement to the BLA adding the TIGRIS instrument. Both the BLA supplement and the 510(k) application must be approved before licensed testing with the WNV assay can begin on the TIGRIS instrument, and there can be no assurance that such approvals will be received.
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
     In March 2006, in response to FDA comments, we withdrew use of TriPath’s liquid Pap transport media from the APTIMA Chlamydia trachomatis assay 510(k) application. We are deferring further FDA applications concerning use of our assays with the TriPath media.
     In October 2005, the FDA also notified us that it considers our TIGRIS instrument “not substantially equivalent” for blood screening to our already cleared eSAS. The FDA made this determination in response to our 510(k) application for the TIGRIS instrument for blood screening for use with the Procleix Ultrio assay. We anticipate submitting a new 510(k), and a post-approval BLA supplement, for the TIGRIS instrument for use with the Procleix Ultrio assay following approval of the BLA for the Procleix Ultrio assay on eSAS and following clearance of the 510(k) for TIGRIS for use with the WNV assay. There can be no assurance that the Procleix Ultrio assay will receive regulatory approval by the FDA or that the TIGRIS instrument will receive FDA clearance for use with the Procleix Ultrio assay.

     In January 2006, we submitted to the FDA a prior approval supplement for our APTIMA HIV-1 qualitative assay. We expect to launch qualitative HIV-1 and HCV tests for clinical diagnostic use during the second half of 2006.
Revenues
     We derive revenues from three primary sources: product sales, collaborative research revenue and royalty and license revenue. The majority of our revenues come from product sales, which consist primarily of sales of our NAT assays performed on our proprietary instruments that serve as the analytical platform for our assays. We recognize as collaborative research revenue payments we receive from Novartis for the products provided under our collaboration agreements with Novartis prior to regulatory approval, and the payments we receive from Novartis, Bayer Corporation, or Bayer, and other collaboration partners for research and development activities. Our royalty and license revenues reflect fees paid to us by third parties for the use of our proprietary technology. For the first six months of 2006, product sales, collaborative research revenues, and royalty and license revenues equaled 91%, 8% and 1%, respectively, of our total revenues of $171.5 million. For the same period in the prior year, product sales, collaborative research revenues and royalty and license revenues equaled 88%, 9%, and 3%, respectively, of our total revenues of $141.7 million.
     Product sales
     Our primary source of revenue is the sale of clinical diagnostic and blood screening products in the United States. Our clinical diagnostic products include our APTIMA, PACE 2, AccuProbe and Amplified Mycobacterium Tuberculosis Direct Test product lines. During the first six months of 2006, we shipped approximately 12.7 million tests for the diagnosis of a wide variety of infectious microorganisms, including those causing STDs, tuberculosis, strep throat, pneumonia and fungal infections. The principal customers for our clinical diagnostics products include large reference laboratories, public health laboratories and hospitals located in North America, Europe and Japan.
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
     Collaborative research revenue
     We have recorded revenues related to use of our blood screening products in the United States and other countries in which the products have not received regulatory approval as collaborative research revenue because of price restrictions applied to these products prior to FDA license approval in the United States and similar approvals in foreign countries. For the six months ended June 30, 2006, we recognized $9.2 million as collaborative research revenue, compared to $9.0 million for the same period in the prior year, through our collaboration with Novartis from deliveries of WNV tests on a “cost recovery” basis. For the first six months of 2006 and 2005, we recognized $0.8 million and $1.3 million respectively, in reimbursements for expenses incurred for WNV development research as collaborative research revenue. In December 2005, the FDA granted marketing approval for our WNV assay on eSAS to screen donated human blood. The 510(k) clearance of eSAS for use with the WNV assay was granted prior to the assay’s approval. In April 2006, we submitted to the FDA a prior-approval supplement to our WNV assay BLA adding the TIGRIS instrument and we submitted for 510(k) clearance of the TIGRIS instrument for use with the WNV assay at the same time. In June 2006, we received questions from the FDA regarding our 510(k) application for the TIGRIS instrument. On July 19, 2006, we received a “complete review letter” from the FDA setting forth questions regarding the prior-approval supplement to the BLA adding the TIGRIS instrument. In the first quarter of 2006, we discontinued recognizing sales of the WNV assay for use on eSAS as collaborative research revenue upon shipment of FDA approved and labeled product.

     We recognize collaborative research revenue over the term of certain strategic alliance agreements with Novartis and others as reimbursable costs are incurred. The costs associated with the reported collaborative research revenue are based on fully burdened full time equivalent, or FTE, rates and are reflected in our consolidated statements of income under the captions “Research and development,” “Marketing and sales” and “General and administrative,” based on the nature of the costs. We do not separately track all of the costs applicable to our blood screening development collaboration with Novartis and, therefore, are not able to quantify all of the direct costs associated with collaborative research revenue.
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
     Under our strategic alliance agreement with Novartis, we have responsibility for research, development and manufacturing of the blood screening products covered by the agreement, while Novartis has responsibility for marketing, distribution and service of the blood screening products worldwide. Under the terms of the agreement, a milestone payment from Novartis of $10.0 million is due to us in the future if we obtain FDA approval of our Procleix Ultrio assay for use on the TIGRIS instrument. There is no guarantee we will achieve this milestone and receive any additional milestone payments under this agreement. In October 2005, the FDA notified us that it considers our TIGRIS instrument “not substantially equivalent” for blood screening to our already cleared eSAS.
     Cost of product sales
     Cost of product sales includes direct material, direct labor, and manufacturing overhead associated with the production of inventory on a standard cost basis. Other components of cost of product sales include royalties, warranty costs, instrument and software amortization and allowances for scrap.
     In addition, we manufacture significant quantities of raw materials, development lots, and clinical trial lots of product prior to receiving FDA approval for commercial sale. During the first six month of 2005, our manufacturing facilities produced large-scale development lots for WNV and Procleix Ultrio assays. There were no large-scale blood screening development lots produced in the first six months of 2006. The majority of costs associated with these development lots are classified as research and development expense. The portion of a development lot that is manufactured for commercial sale outside the United States is capitalized to inventory and classified as cost of product sales upon shipment.
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
     During the first six months of 2006 and 2005, the growth in our blood screening revenues was partially driven by sales of TIGRIS instruments to Novartis totaling approximately $6.2 million and $4.6 million, respectively. Under our contract with Novartis, we sell TIGRIS instruments to them at prices that approximate cost. These instrument sales, therefore, negatively impact our gross margin percentage in the periods when they occur, but are a necessary precursor to increased sales of blood screening assays in the future.
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
     R&D expenses include the costs of raw materials, development lots and clinical trial lots of products that we manufacture. These costs are dependent on the status of projects under development and may vary substantially between quarterly or annual reporting periods. We expect to incur additional costs associated with the manufacture of developmental lots and clinical trial lots for our blood screening products and with further development of our TIGRIS instrument, as well as for development of assays for PCA3 and human papillomavirus, or HPV. Collaborative research revenues associated with these types of costs have at times been realized in a period later than when the costs were incurred due to the need for clarification on the extent of reimbursable costs.
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
     We believe there have been no significant changes during the six months ended June 30, 2006 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2005, except for the item discussed below.
     Stock-based compensation expense
     Effective January 1, 2006, we adopted, using a modified prospective transition method, Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” or SFAS No. 123(R), which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors, including stock options, employee stock purchases related to the Employee Stock Purchase Plan, or ESPP, and restricted stock based on fair values. Our financial statements as of and for the first six months of 2006 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, our financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Stock-based compensation expense recognized is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in our Consolidated Statement of Income during the first six months of 2006 included compensation expense for stock-based payment awards granted prior to, but not yet fully vested as of, December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and compensation expense for the stock-based payment awards granted subsequent to 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). In conjunction with the adoption of SFAS No. 123(R), we elected to attribute the value of stock-based compensation to expense using the straight-line method, whereas prior to adoption we used an accelerated graded method in accordance with Financial Accounting Standards Board Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.” For the first six months of 2006, stock-based compensation expense related to stock options and employee stock purchases was $9.8 million, before taxes on earnings. For the six months ended June 30, 2006 and 2005, stock-based compensation expense related to restricted stock was $0.9 million and $0.2 million, respectively, which would have been recorded under Accounting Principles Board Opinion No. 25. See Note 3 to the Consolidated Financial Statements for additional information.

     Upon adoption of SFAS No. 123(R), we elected to value our stock-based payment awards granted after 2005 using the Black-Scholes-Merton option-pricing model, or the Black-Scholes model, which we previously used for the pro forma information required under SFAS No. 123. For additional information, see Note 3 to the Consolidated Financial Statements. The determination of fair value of stock-based payment awards on the date of grant using the Black-Scholes model is affected by our stock price as well as the input of other subjective assumptions. These assumptions include, but are not limited to, the expected term of stock options and our expected stock price volatility over the term of the awards. Our stock options and the option component of the ESPP shares have characteristics significantly different from those of traded options, and changes in the assumptions can materially affect the fair value estimates.
     The expected term of stock options granted represents the period of time that they are expected to be outstanding. Due to our relatively short exercise history (commencing in May 2003), the expected term of options granted is currently estimated by using the Section 16 Insider reported data from a select group of peer companies. Prior to the second quarter of 2005, we believed the expected term approximated the vesting period. Adopting this change has resulted in an increase in our weighted average expected term assumption from 4.8 to 5.4 years in the six month periods ended June 30, 2005 and 2006, respectively. We also changed our method of estimating the expected volatility associated with stock option grants. Historically, we relied exclusively on the historical stock price changes (using daily pricing) and we have since determined that a better estimate is obtained by taking an average of the historical stock price changes (using daily pricing) and the implied volatility on our traded options. Adopting this change has resulted in a decrease in our weighted average volatility assumption from 54% in the second quarter of 2005 to 43% in the second quarter of 2006, and from 56% in the six months ended June 30, 2005 to 43% in the six months ended June 30, 2006.
     SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Our stock-based compensation expense is based on awards ultimately expected to vest. For the first six months of 2006, we reduced stock-based compensation expense to allow for estimated forfeitures based on historical experience. In our pro forma information required under SFAS No. 123 for the periods prior to 2006, we accounted for forfeitures as they occurred. If factors change and we employ different assumptions in the application of SFAS No. 123(R) in future periods, the compensation expense that we record under SFAS No. 123(R) may differ significantly from what we have recorded in the first six months of 2006.
Results of Operations

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2006	2005	$ Change	% Change	2006	2005	$ Change	% Change
				(in millions, except per share data)
Statements of income:
Revenues:
Product sales	$77.8	$65.1	$12.7	20%	$156.3	$124.7	$31.6	25%
Collaborative research revenue	6.4	6.7	(0.3)	(4)%	13.3	13.0	0.3	2%
Royalty and license revenue	1.0	1.1	(0.1)	(9)%	1.9	4.0	(2.1)	(53)%

Total revenues	85.2	72.9	12.3	17%	171.5	141.7	29.8	21%
Operating expenses:
Cost of product sales	24.8	20.3	4.5	22%	50.9	35.8	15.1	42%
Research and development	20.3	17.4	2.9	17%	39.7	36.1	3.6	10%
Marketing and sales	9.2	7.4	1.8	24%	18.0	14.8	3.2	22%
General and administrative	10.7	7.8	2.9	37%	21.4	15.0	6.4	43%

Total operating expenses	65.0	52.9	12.1	23%	130.0	101.7	28.3	28%

Income from operations	20.2	20.0	0.2	1%	41.5	40.0	1.5	4%

Total other income, net	1.4	1.0	0.4	40%	3.2	2.1	1.1	52%
Income tax expense	8.0	7.5	0.5	7%	16.5	15.2	1.3	9%

Net income	$13.6	$13.5	$0.1	1%	$28.2	$26.9	$1.3	5%

Net income per share
Basic	$0.26	$0.27	$(.01)	(4)%	$0.55	$0.53	$0.02	4%
Diluted	$0.26	$0.26	$—	0%	$0.53	$0.51	$0.02	4%
Weighted average shares outstanding
Basic	51.6	50.6			51.4	50.4
Diluted	53.2	52.3			53.0	52.3

Amounts and percentages in this table and throughout our discussion and analysis of financial conditions and results of operations may reflect rounding adjustments. Percentages have been rounded to the nearest whole percentage.

     Product sales
     Product sales increased 20% in the second quarter and 25% in the first six months of 2006 from the comparable periods of 2005. During the second quarter of 2006, product sales grew by $12.7 million, compared to the same period in the prior year, primarily due to $5.5 million in higher blood screening sales, and $9.0 million in higher APTIMA Combo 2 assay sales, partially offset by a $1.8 million decrease in PACE product sales. Blood screening sales represented $35.5 million, or 46% of product sales, in the second quarter of 2006, compared to $31.1 million, or 48% of product sales for the second quarter of 2005.
     During the first six months of 2006, the $31.6 million increase in product sales from the same period in the prior year was primarily attributed to $15.7 million in higher APTIMA Combo 2 assay sales, $13.6 million in higher blood screening sales, and $4.8 million in higher instrument sales, partially offset by a $3.5 million decrease in PACE product sales. Blood screening sales represented $73.9 million, or 47% of product sales, in the first six months of 2006, compared to $56.4 million, or 45% of product sales for the first six months of 2005. The increase in blood screening sales during the first six months of 2006 was principally attributed to an increase in domestic sales of our WNV assay, increased international Procleix Ultrio assay sales volume and an increase in instrument sales.
     We expect increased competitive pressures related to our STD and blood screening products in the future, primarily as a result of the introduction by others of competing products into both the STD and blood screening markets, and continuing pricing pressure in the STD market.
     Collaborative research revenue
     Collaborative research revenue decreased 4% in the second quarter of 2006 and increased 2% in the first six months of 2006 from the comparable periods of 2005. The $0.3 million decrease during the second quarter was primarily the result of a $1.1 million decrease in reimbursements for expenses from Novartis for development research and warehousing fees, partially offset by a $0.6 million increase in revenue for reimbursement from Millipore Corporation for certain assay development costs and a $0.2 million increase in revenue through our collaboration with Novartis from deliveries of WNV tests on a “cost recovery” basis.
     The $0.3 million increase during the first six months of 2006 was primarily the result of a $1.3 million increase in revenue for reimbursement from Millipore Corporation for certain assay development costs, a $0.3 million increase in revenue for shipments of dHBV assays and TIGRIS instrument lease revenue from Novartis and a $0.2 million increase in revenue through our collaboration with Novartis from deliveries of WNV tests on a “cost recovery” basis. These increases were partially offset by a $1.5 million decrease in reimbursements for expenses from Novartis for development research and warehousing fees.
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
     Royalty and license revenue
     Royalty and license revenue decreased 9% in the second quarter of 2006 and 53% in the first six months of 2006 from the comparable periods of 2005. The $0.1 million decrease during the second quarter was principally attributed to a $0.4 million decrease in our share of royalties from Novartis, based upon its agreement with Laboratory Corporation of America for use of Novartis’ HCV intellectual property for NAT used in screening plasma donations in the United States. This decrease was partially offset by a $0.1 million increase in royalties from Becton Dickinson and $0.1 million in license revenues associated with the out-license of hybridization protection assay, or HPA, technology to Alnylam Pharmaceuticals.
     The $2.1 million decrease in royalty and license revenue during the first six months of 2006 was principally attributed to $1.9 million in license fee revenue we recognized from bioMérieux’s affiliates during the first six months of 2005, which was based on the selection of targets pursuant to the terms of our September 2004 agreement with bioMérieux, and a $0.6 million decrease in our share of royalties from Novartis, based upon its agreement with Laboratory Corporation of America for use of Novartis’ HCV intellectual property for NAT used in screening plasma donations in the United States. These decreases were partially offset by a $0.1 million increase in royalties from Becton Dickinson and $0.1 million in license revenues associated with the out-license of our HPA technology to Alnylam Pharmaceuticals.

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
     Cost of product sales
     Cost of product sales increased 22% in the second quarter of 2006 and 42% in the first six months of 2006 from the comparable periods in 2005. The $4.5 million increase during the second quarter was principally attributed to higher APTIMA shipments ($1.4 million), higher provisions for scrap ($1.6 million) related to date expiration of certain oligonucleotide raw material, commercial launch of our WNV assay ($0.7 million), increase in stock-based compensation expense ($0.5 million) and higher instrument amortization ($0.3 million).
     The $15.1 million increase in cost of product sales during the first six months of 2006 was primarily due to $6.0 million of higher blood screening product shipments (including commercial launch of our WNV assay and international growth of our Ultrio assay), increased sales of instruments and spare parts ($5.3 million), higher APTIMA shipments ($2.8 million) and higher provisions for scrap ($1.8 million) related to date expiration of certain oligonucleotide raw material, partially offset by favorable production variances of $0.8 million.
     Our gross profit margin on product sales decreased to 68.1% in the second quarter of 2006 and to 67.4% in the first six months of 2006, from 68.8% and 71.3%, respectively, in the comparable periods of 2005. The decrease in gross profit margin percentage in both periods was principally attributed to increased sales of lower margin products, including TIGRIS instruments and spare parts, higher international sales of blood screening products, which generally have had lower margin rates than domestic sales, and higher provisions for scrap expense as discussed above.
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
     We anticipate that requirements for smaller pool sizes or ultimately individual donor testing of blood samples will result in lower gross margin percentages, as additional tests are required to deliver the sample results. We are not able to accurately predict the timing and extent to which our gross margin percentage will be negatively affected as a result of smaller pool sizes or individual donor testing. In general, international pool sizes are smaller than domestic pool sizes and, therefore, growth in blood screening revenues attributed to international expansion has led and will lead to lower gross margin percentages.
     Research and development
     Our R&D expenses include salaries and other personnel-related expenses, outside services, laboratory and manufacturing supplies, pre-commercial development lots and clinical evaluation trials. R&D expenses increased 17% in the second quarter and 10% in the first six months of 2006 from the comparable periods of 2005. The $2.9 million increase during the second quarter of 2006 was primarily due to an increase in stock-based compensation expense ($1.9 million), increases in salaries, benefits, and other personnel related expenses ($1.2 million), and increased spending on outside services ($0.6 million), partially offset by reductions in clinical trials for blood screening products ($0.3 million) and a decrease in professional fees ($0.4 million).
     The $3.6 million increase in R&D spending during the first six months of 2006 was primarily due to an increase in stock-based compensation expense ($3.9 million), increased spending on outside services ($1.6 million), and increases in salaries, benefits, and other personnel related expenses ($1.3 million), partially offset by reductions in clinical trials for blood screening products ($0.9 million), professional fees ($1.0 million) and a decrease in WNV and Ultrio development lot production ($1.6 million).

     Marketing and sales
     Our marketing and sales expenses include personnel costs, promotional expenses, and outside services. Marketing and sales expenses increased 24% in the second quarter and 22% in the first six months of 2006 from the comparable periods of 2005. The $1.8 million increase during the second quarter of 2006 was primarily due to an increase in stock-based compensation expense ($0.7 million), increases in salaries, benefits, commissions and other personnel related costs ($0.6 million), together with an increase in spending for professional fees ($0.2 million), and increased spending on travel related expenses ($0.2 million) due to the increase in headcount.
     The $3.2 million increase in marketing and sales expenses during the first six months of 2006 was primarily due to an increase in stock-based compensation expense ($1.5 million), increases in salaries, benefits, commissions and other personnel related costs ($0.8 million), together with an increase in spending for professional fees ($0.4 million), and increased spending on travel related expenses ($0.5 million) due to the increase in headcount.
     General and administrative
     Our general and administrative, or G&A, expenses include personnel costs for executive, finance, legal, strategic planning and business development, public relations and human resources, as well as professional fees, such as expenses for legal, patents and auditing services. General and administrative expenses increased 37% in the second quarter and 43% in the first six months of 2006 from the comparable periods of 2005. The $2.9 million increase during the second quarter of 2006 was primarily the result of an increase in stock-based compensation expense ($2.4 million) and an increase in salaries, benefits, and other personnel related expenses due to our increase in headcount ($0.6 million).
     The $6.4 million increase in G&A expenses during the first six months of 2006 was primarily the result of an increase in stock-based compensation expense ($4.4 million), an increase in salaries, benefits and other personnel related expenses ($1.2 million), and an increase in professional fees ($1.0 million) due to higher legal fees associated with our two patent infringement lawsuits against Bayer.
     Total other income, net
     Total other income, net, generally consists of investment and interest income offset by interest expense, and other items. The $0.4 million net increase in total other income during the second quarter, and the $1.1 million increase in the first six months of 2006, from the comparable periods of 2005, were both primarily due to an increase in interest income resulting from higher average balances of our short-term investments and higher yields on our investment portfolio, partially offset by realized foreign currency exchange losses.
     Income tax expense
     Income tax expense increased to $8.0 million, or 37.0% of pretax income, in the second quarter of 2006, from $7.5 million, or 35.8% of pretax income, in the same period of the prior year. During the first six months of 2006, income tax expense increased to $16.5 million, or 37.0% of pretax income, from $15.2 million, or 36.0% of pretax income, in the same period of the prior year. The increase in our effective tax rate is principally attributed to the expiration of the federal research and development credit on December 31, 2005 and our 2006 adoption of SFAS No. 123(R), partially offset by benefits from increases in our tax exempt interest income.
Liquidity and Capital Resources
(In thousands)

	June 30,	December 31,
	2006	2005
Cash, cash equivalents and short-term investments	$238,654	$220,288
Working capital	$294,685	$262,659
Current ratio	8:1	6:1

	Six Months Ended
	June 30,
	2006	2005	$ Change
Cash provided by (used in):
Operating activities	$38,207	$42,512	$(4,305)
Investing activities	(63,558)	(46,221)	(17,337)
Financing activities	21,740	10,956	10,784
Purchases of property, plant and equipment (included in investing activities above)	$(32,836)	$(20,162)	$(12,674)
     Historically, we have financed our operations through cash from operations, cash received from collaborative research agreements, royalty and license fees, and cash from capital contributions. At June 30, 2006, we had $238.7 million of cash and cash equivalents and short-term investments.
     The $4.3 million decrease in net cash provided by operating activities during the first six months of 2006 compared to the same period of the prior year was primarily due to a decrease in accounts payable growth from the acceleration of payments to our vendors in December 2004, immediately prior to our implementation of a new Enterprise Resource Planning, or ERP, software system in January 2005, along with the reclassification of stock option income tax benefits from operating to financing activities in accordance with SFAS No. 123(R). These decreases in net cash provided by operating activities were partially offset by higher net income (net of non-cash stock-based compensation expense) and improved collections of trade accounts receivable, along with a decrease in prepaid expenses due to the timing of instrument purchases and deliveries.
     The $17.3 million increase in net cash used in investing activities during the first six months of 2006 compared to the same period of the prior year included a $12.7 million increase in capital expenditures and a $19.6 million increase in purchases (net of sales) of short-term investments, partially offset by a $14.3 million net decrease in license, manufacturing access fees and investments. Our 2006 growth in capital expenditures was primarily due to the construction of our new building and related telecommunication expenses. Our expenditures for capital additions vary based on the stage of certain development projects and may increase in the future related to the timing of development of new product opportunities and to support expansion of our facilities in connection with those opportunities. We expect capital expenditures in 2006 to approximate 2005 spending. Our decrease in license, manufacturing access fees and investments in the first six months of 2006 was due to a $20.0 million manufacturing fee paid to Roche in May 2005, partially offset by our $7.0 million equity investment in Qualigen in April 2006.
     The $10.8 million increase in net cash provided by financing activities during the first six months of 2006 compared to the same period of the prior year was principally attributed to a $3.9 million increase in proceeds from the exercise of stock options, along with $6.9 million in tax benefits from employee stock options that have been reclassified from operating activities to financing activities in accordance with SFAS No. 123(R) beginning in January 2006. On a going-forward basis, cash from financing activities will continue to be affected by proceeds from the exercise of stock options and receipts from sales of stock under our ESPP. We expect fluctuations to occur throughout the year, as the amount and frequency of stock-related transactions are dependent upon the market performance of our common stock, along with other factors.
     We have an unsecured bank line of credit agreement with Wells Fargo Bank, N.A., which expires in July 2007, under which we may borrow up to $10.0 million, subject to a “borrowing base formula,” at the bank’s prime rate, or at LIBOR plus 1.0%. We have not taken advances against the line of credit since its inception. The line of credit agreement requires us to comply with various financial and restrictive covenants. As of June 30, 2006, we were in compliance with all covenants.
     In May 2006, we completed construction of an additional building on our main San Diego campus. This new building consists of a 292,000 square foot shell, with approximately 200,000 square feet built-out with interior improvements in the first phase. The remaining expansion space can be used to accommodate future growth. First phase construction costs were approximately $44.5 million. These costs were capitalized as incurred and depreciation commenced upon our move-in during May 2006.
     We implemented a new ERP system that cost approximately $4.9 million in 2004. We incurred $3.3 million in additional costs during 2005 and expect to incur approximately $1.0 to $2.0 million of costs in 2006 for further enhancements to our ERP system.

Contractual Obligations and Commercial Commitments
     Our contractual obligations due to lessors for properties that we lease, as well as amounts due for purchase commitments and collaborative agreements as of June 30, 2006 were as follows (in thousands):

	Total	2006	2007	2008	2009	Thereafter
Operating leases (1)	$1,826	$726	$863	$167	$70	$—
Material purchase commitments (2)	19,195	12,320	6,875	—	—	—
Collaborative commitments (3)	18,369	3,769	3,050	10,400	1,150	—

Total (4)	$39,390	$16,815	$10,788	$10,567	$1,220	$—

(1)	Reflects obligations on facilities under operating leases in place as of June 30, 2006. Future minimum lease payments are included in the table above.

(2)	Amounts represent our minimum purchase commitments from two key vendors for TIGRIS instruments and raw materials used in manufacturing. Of the $15.6 million expected to be purchased for TIGRIS instruments in 2006 and 2007, we anticipate that approximately $5.5 million will be reimbursed by Novartis.

(3)	In addition to the minimum payments due under our collaborative agreements, we may be required to pay up to $8.5 million in milestone payments, plus royalties on net sales of any products using specified technology.

(4)	Does not include amounts relating to our obligations under our collaboration with Novartis, pursuant to which both parties have obligations to each other. We are obligated to manufacture and supply our blood screening assay to Novartis, and Novartis is obligated to purchase all of the quantities of this assay specified on a 90-day demand forecast, due 90 days prior to the date Novartis intends to take delivery, and certain quantities specified on a rolling 12-month forecast.
     Additionally, we have long-term liabilities for deferred employee compensation. The payments related to the deferred compensation are not included in the table above since they are dependent upon when certain key employees retire or otherwise leave the Company.
     Our primary short-term needs for capital, which are subject to change, are for research and development of new products, costs related to commercialization of blood screening products and purchases of the TIGRIS instrument for placement with our customers. Certain research and development costs may be funded under collaboration agreements with partners.
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

     General option and equity compensation plan information
Summary of Option and Restricted Stock Activity
(Shares in thousands)

	Shares	Options Outstanding
	Remaining	Number of	Weighted
	Available	Shares to be	Average	Restricted		Director
	for Future	Issued Upon	Exercise	Stock		Stock
	Issuance	Exercise	Price	Awards		Purchases
December 31, 2004	1,915	6,004	$25.03	40		—
Grants	(1,363)	1,228	43.82	132		3
Exercises	—	(890)	17.65	—		(3)
Cancellations	388	(388)	32.78	—		—

December 31, 2005	940	5,954	$29.53	172		—
Authorized	3,000 *	—	—	—		—
Grants	(388)	347	52.29	20	**	1
Exercises	—	(609)	21.51	—		(1)
Cancellations	91	(91)	38.08	—		—

June 30, 2006	3,643	5,601	$31.67	192	***	—

*	In May 2006, the Company’s stockholders approved an amendment to the 2003 Incentive Award Plan (the “2003 Plan”) that increased the aggregate number of shares of common stock authorized for issuance by 3,000,000 shares.

**	Actual number of restricted shares granted was 20,000, however, pursuant to the terms of the 2003 Plan, as amended, the number of shares reserved for issuance has been reduced by 40,000, reflecting two shares for each share of restricted stock granted after May 17, 2006 (in lieu of one share under the 2003 Plan prior to its amendment).

***	Includes 80,000 shares of Deferred Issuance Restricted Stock and approximately 112,000 shares of Restricted Stock as of June 30, 2006.
In-the-Money and Out-of-the-Money Option Information
(Shares in thousands)

	Exercisable		Unexercisable		Total
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
As of June 30, 2006	Shares	Price	Shares	Price	Shares	Price
In-the-money	2,961	$24.14	2,576	$39.77	5,537	$31.41
Out-of-the money(1)	—	—	64	54.52	64	54.52

Total options outstanding	2,961		2,640		5,601

(1)	Out-of-the-money options are those options with an exercise price equal to or greater than the fair market value of our common stock, $53.98, at the close of business on June 30, 2006.
Available Information
     Copies of our public filings are available on our Internet website at http://www.gen-probe.com as soon as reasonably practicable after we electronically file such material with, or furnish them to, the SEC.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio. Our risk associated with fluctuating interest income is limited to our investments in interest rate sensitive financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage this exposure to interest rate changes. We seek to ensure the safety and preservation of our invested principal by limiting default risk, market risk, and reinvestment risk. We mitigate default risk by investing in short-term investment grade securities. A 100 basis point increase or decrease in interest rates would increase or decrease our current investment balance by approximately $3.4 million annually. While changes in our interest rates may affect the fair value of our investment portfolio, any gains or losses are not recognized in our statement of income until the investment is sold or if a reduction in fair value is determined to be a permanent impairment.
     Foreign currency exchange risk
     Although the majority of our revenue is realized in United States dollars, some portions of our revenue are realized in foreign currencies. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. The functional currency of our wholly owned subsidiaries in the United Kingdom is the British pound. Accordingly, the accounts of these operations are translated from the local currency to the United States dollar using the current exchange rate in effect at the balance sheet date for the balance sheet accounts, and using the average exchange rate during the period for revenue and expense accounts. Generally, the effects of translation are recorded in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity.
     We are exposed to foreign exchange risk for expenditures in certain foreign countries, but the total receivables and payables denominated in foreign currencies as of June 30, 2006 were not material. Under our collaboration agreement with Novartis, a growing portion of blood screening product sales is from western European countries. As a result, our international blood screening product sales are affected by changes in the foreign currency exchange rates of those countries where Novartis business is conducted in Euros or other local currencies. We do not enter into foreign currency hedging transactions to mitigate our exposure to foreign currency exchange risks. Based on our international blood screening product sales during the first six months of 2006, a 10% movement of currency exchange rates would result in a blood screening product sales increase or decrease of approximately $4.0 million annually. We believe that our business operations are not exposed to market risk relating to commodity price risk.
Item 4. Controls and Procedures
     As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the quarter ended June 30, 2006.
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
     There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     A description of our material legal proceedings is disclosed in Note 10 – Litigation of the Notes to Consolidated Financial Statements included in Item 1 of Part I of this report and is incorporated by reference herein. We are also engaged in other legal actions arising in the ordinary course of our business and believe that the ultimate outcome of these actions will not have a material adverse effect on our business, financial condition or results of operations. However, due to the uncertainties inherent in litigation, no assurance can be given as to the outcome of these proceedings. If any of these matters were resolved in a manner unfavorable to us, our business, financial condition and results of operations would be harmed.
Item 1A. Risk Factors
     The following information sets forth facts that could cause our actual results to differ materially from those contained in forward-looking statements we have made in this Quarterly Report and those we may make from time to time. We have marked with an asterisk those risk factors that reflect substantive changes from the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2005.
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
We are dependent on Novartis and other third parties for the distribution of some of our products. If any of our distributors terminates its relationship with us or fails to adequately perform, our product sales will suffer.*
     We rely on Novartis to distribute our blood screening products and Bayer to distribute some of our viral clinical diagnostic products. Commercial product sales by Novartis accounted for 43% of our total revenues for the first six months of 2006 and 42% of our total revenues for 2005. Our agreement with Novartis will terminate in 2012 unless extended by the development of new products under the agreement, in which case the agreement will expire upon the later of the end of the original term or five years after the first commercial sale of the last new product developed during the original term.
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
     Our agreement with Bayer for the distribution of our products will terminate in 2010. In November 2002, we initiated an arbitration proceeding against Bayer in connection with our clinical diagnostic collaboration. We recently entered into a settlement agreement with Bayer regarding this arbitration and the patent litigation between the parties. Under the terms of the settlement agreement, the parties have submitted a stipulated final award adopting the arbitrator’s prior interim and supplemental awards, except that Bayer shall no longer be obligated to reimburse us $2.0 million for legal expenses previously awarded in the arbitrator’s June 5, 2005 Interim Award. The arbitrator determined that the collaboration agreement shall be terminated, as we requested, except as to the qualitative hepatitis C virus (“HCV”) and HCV assays and as to quantitative Analyte Specific Reagents (“ASR”) for HCV. Bayer retains the co-exclusive right to distribute the qualitative HCV tests and the exclusive right to distribute the quantitative HCV ASR. As a result of a termination of the agreement, we re-acquired the right to develop and market future viral assays that had been previously reserved for Bayer. The arbitrator’s March 3, 2006 supplemental award determined that we are not obligated to pay Bayer an initial license fee in connection with the sale of the qualitative human immunodeficiency virus (“HIV”) and HCV assays and that we will be required to pay running sales royalties, at rates we believe are generally consistent with rates paid by other licensees of the relevant patents. On June 29, 2006, Bayer announced that it had entered into an agreement to sell its diagnostics division to Siemens AG. The agreement is subject to regulatory approval. We do not know what effect, if any, the sale of Bayer’s diagnostics division to Siemens will have on the remaining elements of our collaboration with Bayer for viral diagnostic products.
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
If we cannot maintain our current corporate collaborations and enter into new corporate collaborations, our product development could be delayed. In particular, any failure by us to maintain our collaboration with Novartis with respect to blood screening would have a material adverse effect on our business.*
     We rely, to a significant extent, on our corporate collaborators for the joint development and marketing of our products. In addition, we expect to rely on our corporate collaborators for the commercialization of some of our products. If any of our corporate collaborators were to breach or terminate its agreement with us or otherwise fail to conduct its collaborative activities successfully and in a timely manner, the pre-clinical or clinical development or commercialization and subsequent marketing of the products contemplated by the collaboration could be delayed or terminated. We cannot control the amount and timing of resources our corporate collaborators devote to our programs or potential products.
     The continuation of any of our collaboration agreements depends on their periodic renewal by us and our collaborators. For example, our agreement with Novartis will terminate in 2012 unless extended by the development of new products under the agreement, in which case it will expire upon the later of the original term or five years after the first commercial sale of the last new product developed during the original term. The collaboration agreement is also subject to termination prior to expiration upon a material breach by either party to the agreement.
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
We and our customers are subject to various governmental regulations, and we may incur significant expenses to comply with, and experience delays in our product commercialization as a result of, these regulations.*
     The clinical diagnostic and blood screening products we design, develop, manufacture and market are subject to rigorous regulation by the Food and Drug Administration (“FDA”) and numerous other federal, state and foreign governmental authorities. The process of seeking and obtaining regulatory approvals, particularly from the FDA and some foreign governmental authorities, to market our products can be costly and time consuming, and approvals might not be granted for future products on a timely basis, if at all. For example, in October 2005, the FDA notified us that it considers our TIGRIS instrument to be used for screening donated human blood with the Procleix Ultrio assay “not substantially equivalent” to our already cleared enhanced semi-automated system (“eSAS”). The FDA made this determination in response to our 510(k) application for the TIGRIS instrument for blood screening. Also in October 2005, we received a “complete review letter” from the FDA setting forth questions regarding our BLA for the Procleix Ultrio assay itself. More recently, on July 19, 2006, we received a “complete review letter” from the FDA setting forth questions regarding the prior-approval supplement to our BLA for the West Nile Virus (“WNV”) assay, adding the TIGRIS instrument. There can be no assurance that the Procleix Ultrio assay will receive regulatory approval by the FDA, or that the TIGRIS instrument will receive FDA clearance for use with the WNV or Procleix Ultrio assays.
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

     The use of our diagnostic products is also affected by the Clinical Laboratory Improvement Amendments of 1988 (“CLIA”) and related federal and state regulations that provide for regulation of laboratory testing. CLIA is intended to ensure the quality and reliability of clinical laboratories in the United States by mandating specific standards in the areas of personnel qualifications, administration, participation in proficiency testing, patient test management, quality and inspections. Current or future CLIA requirements or the promulgation of additional regulations affecting laboratory testing may prevent some clinical laboratories from using any or all of our diagnostic products.
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
     In the markets for clinical diagnostic products, a number of competitors, including Roche Molecular Systems, (“Roche”), Abbott Laboratories, Becton Dickinson and bioMérieux, compete with us for product sales, primarily on the basis of technology, quality, reputation, accuracy, ease of use, price, reliability, the timing of new product introductions and product line offerings. In markets outside of the United States, other factors, including local distribution systems, complex regulatory environments and differing medical philosophies and product preferences influence competition as well. Many of our competitors have, and in the future these and other competitors may have, significantly greater financial, marketing, sales, manufacturing, distribution and technological resources than us. Moreover, these companies may have substantially greater expertise in conducting clinical trials and research and development, greater ability to obtain necessary intellectual property licenses and greater brand recognition than we do. In addition, we have licensed some of our proprietary technology relating to certain clinical diagnostic and food pathogen applications for use on specific instruments to bioMérieux, and we may license other technologies to potential competitors in the future. As a result, we may in the future compete with bioMérieux and these other licensees for sales of products incorporating our technology. Our competitors may be in better position to respond quickly to new or emerging technologies, may be able to undertake more extensive marketing campaigns, may adopt more aggressive pricing policies and may be more successful in attracting potential customers, employees and strategic partners than we are. Some of our competitors have developed “real time” or kinetic nucleic acid assays and semi-automated instrument systems for those assays. Our competitors may be further in the development process than we are with respect to such assays and instrumentation.
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
Our gross profit margin percentage on the sale of blood screening assays will decrease upon the implementation of individual donor testing.
     We currently receive revenues from the sale of our blood screening assays primarily for use with pooled donor samples. In pooled testing, multiple donor samples are initially screened by a single test. However, Novartis sells our blood screening assays to blood collection centers on a per donation basis. We expect the blood screening market ultimately to transition from pooled testing to individual donor testing. A greater number of tests will be required for individual donor testing than are now required for pooled testing. Under our collaboration agreement with Novartis, we bear the cost of manufacturing our blood screening assays. The greater number of tests required for individual donor testing will increase our variable manufacturing costs, including costs of raw materials and labor. If the price per donor or total sales volume does not increase in line with the increase in our total variable manufacturing costs, our gross profit margin percentage from sales of the blood screening assay will decrease upon the adoption of individual donor testing. We are not able to predict accurately the extent to which our gross profit margin percentage will be negatively affected as a result of individual donor testing, because we do not know the ultimate selling price that Novartis would charge to the end user if individual donor testing were implemented.
Because we depend on a small number of customers for a significant portion of our total revenues, the loss of any of these customers or any cancellation or delay of a large purchase by any of these customers could significantly reduce our revenues.
     Historically, a limited number of customers has accounted for a significant portion of our total revenues, and we do not have any long-term commitments with these customers other than our collaboration agreement with Novartis. Our blood screening collaboration with Novartis accounted for 51% of our total revenues for the first six months of 2006 and 52% of our total revenues for 2005. Our blood screening collaboration with Novartis is largely dependent on two large customers in the United States, The American Red Cross and America’s Blood Centers, although we did not receive any revenues directly from those entities. Novartis was our only customer that accounted for greater than 10% of our total revenues for the six months ended June 30, 2006. In addition, Laboratory Corporation of America Holdings, Quest Diagnostics Incorporated and various state and city public health agencies accounted for an aggregate of 21% of our total revenues for the first six months of 2006 and 20% of our total revenues for 2005. Although state and city public health agencies are legally independent of each other, we believe they tend to act similarly with respect to their product purchasing decisions. We anticipate that our operating results will continue to depend to a significant extent upon revenues from a small number of customers. The loss of any of our key customers, or a significant reduction in sales to those customers, could significantly reduce our revenues.
Intellectual property rights on which we rely to protect the technologies underlying our products may be inadequate to prevent third parties from using our technologies or developing competing products.
     Our success will depend in part on our ability to obtain patent protection for, or maintain the secrecy of, our proprietary products, processes and other technologies for development of blood screening and clinical diagnostic products and instruments. Although we had more than 400 United States and foreign patents covering our products and technologies as of June 30, 2006, these patents, or any patents that we may own or license in the future, may not afford meaningful protection for our technology and products. The pursuit and assertion of a patent right, particularly in areas like nucleic acid diagnostics and biotechnology, involve complex determinations and, therefore, are characterized by substantial uncertainty. In addition, the laws governing patentability and the scope of patent coverage continue to evolve, particularly in biotechnology. As a result, patents might not issue from certain of our patent applications or from applications licensed to us. Our existing patents will expire by August 29, 2023, and the patents we may obtain in the future also will expire over time.
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

The diagnostic products industry has a history of patent and other intellectual property litigation, and we have been and may continue to be involved in costly intellectual property lawsuits.*
     The diagnostic products industry has a history of patent and other intellectual property litigation, and these lawsuits likely will continue. From time-to-time in the ordinary course of business we receive communications from third parties calling our attention to patents or other intellectual property rights owned by them, with the implicit or explicit suggestion that we may need to acquire a license of such rights. We have faced in the past and may face in the future, patent infringement lawsuits by companies that control patents for products and services similar to ours or other lawsuits alleging infringement by us of their intellectual property rights. In order to protect or enforce our intellectual property rights, we may have to initiate legal proceedings against third parties. Legal proceedings relating to intellectual property typically are expensive, take significant time and divert management’s attention from other business concerns. The cost of this litigation could adversely affect our results of operations, making us less profitable. Further, if we do not prevail in an infringement lawsuit brought against us, we might have to pay substantial damages, including treble damages, and we could be required to stop the infringing activity or obtain a license to use the patented technology.
     Recently, we have been involved in a number of patent disputes with third parties. Additionally, we hold certain rights in the blood screening and clinical diagnostics fields under patents issued to Chiron covering the detection of HIV. In February 2005, the U.S. Patent and Trademark Office declared two interferences related to U.S. Patent No. 6,531,276 (“Methods For Detecting Human Immunodeficiency Virus Nucleic Acid”) (the “‘276 patent”), issued to Chiron (now Novartis). The first interference is between Novartis and Centocor, Inc., and pertains to Centocor’s U.S. Patent Application No. 06/693,866 (“Cloning and Expression of HTLV-III DNA”) (the “‘866 application”). The second interference is between Novartis and Institut Pasteur, and pertains to Institut Pasteur’s U.S. Patent Application No. 07/999,410 (“Cloned DNA Sequences, Hybridizable with Genomic RNA of Lymphadenopathy-Associated Virus (LAV)”) (the “‘410 application”). Novartis is the junior party in both interferences. In February 2005, at about the time the interferences were declared, we received a letter from the Institut Pasteur regarding alleged infringement of Institut Pasteur’s European Patent EP 0 178 978 (“Cloned DNA sequences, hybridizable with genomic RNA of lymphadenopathy-associated virus, or LAV) (“‘978 patent”), by the HIV-1 nucleic acid screening assays performed on our Procleix system that is marketed and distributed by Novartis. There can be no assurances as to the ultimate outcomes of these matters.
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
We are exposed to risks associated with acquisitions and other long-lived and intangible assets that may become impaired and result in an impairment charge.*
     As of June 30, 2006, we had approximately $224.0 million of long-lived assets, including $19.7 million of capitalized software relating to our TIGRIS instrument, goodwill of $18.6 million, a $2.5 million investment in Molecular Profiling Institute, Inc., a $7.0 million investment in Qualigen, Inc., and $47.3 million of capitalized license and manufacturing access fees, patents and purchased intangibles. Additionally, we had $67.1 million of land and buildings, $10.6 million of leasehold improvements, $4.0 million of construction in-progress and $47.2 million of equipment and furniture and fixtures. The carrying amounts of long-lived and intangible assets are affected whenever events or changes in circumstances indicate that the carrying amount of any asset may not be recoverable. These events or changes might include a significant decline in market share, a significant decline in profits, rapid changes in technology, significant litigation or other matters. Adverse events or changes in circumstances may affect the estimated undiscounted future operating cash flows expected to be derived from long-lived and intangible assets. If at any time we determine that an impairment has occurred, we will be required to reflect the impaired value as a charge, resulting in a reduction in earnings in the quarter such impairment is identified and a corresponding reduction in our net asset value. A material reduction in earnings resulting from such a charge could cause us to fail to be profitable in the period in which the charge is taken or otherwise fail to meet the expectations of investors and securities analysts, which could cause the price of our stock to decline.

Our future success will depend in part upon our ability to enhance existing products and to develop and introduce new products.*
     The markets for our products are characterized by rapidly changing technology, evolving industry standards and new product introductions, which may make our existing products obsolete. Our future success will depend in part upon our ability to enhance existing products and to develop and introduce new products, including with our industrial collaborators. We believe that we will need to continue to provide new products that can detect a greater number of organisms from a single sample. We also believe that we must develop new assays that can be performed on automated instrument platforms, such as our TIGRIS instrument.
     The development of new or enhanced products is a complex and uncertain process requiring the accurate anticipation of technological and market trends, as well as precise technological execution. In addition, the successful development of new products will depend on the development of new technologies. We may be required to undertake time-consuming and costly development activities and to seek regulatory approval for these new products. We may experience difficulties that could delay or prevent the successful development, introduction and marketing of these new products. For example, we have experienced delays in FDA clearance for our TIGRIS instrument for blood screening with the Procleix Ultrio assay and for our BLA for the Procleix Ultrio assay itself. More recently, we announced that we received questions from the FDA regarding our 510(k) application for the TIGRIS instrument and a “complete review letter” from the FDA setting forth questions regarding the regulatory application to run our previously approved WNV assay on the TIGRIS instrument. Regulatory clearance or approval of these and any other new products may not be granted by the FDA or foreign regulatory authorities on a timely basis, or at all, and these and other new products may not be successfully commercialized.
We recently entered into collaboration agreements to develop NAT products for industrial testing applications. We have limited experience operating in these markets and may not successfully develop commercially viable products.
     In July and August 2005 we entered into collaboration agreements to develop nucleic acid testing (“NAT”) products for detecting microorganisms in selected water applications and for microbiological and virus monitoring in the biotechnology and pharmaceutical manufacturing industries. Our experience to date has been primarily focused on developing products for the clinical diagnostic and blood screening markets. We have limited experience applying our technologies and operating in these new industrial testing markets. The process of successfully developing products for application in these potential markets is expensive, time-consuming and unpredictable. Research and development programs to create new products require a substantial amount of our scientific, technical, financial and human resources even if no new products are successfully developed. We will need to make significant investments to ensure that any products we develop perform properly, are cost-effective and adequately address customer needs. Even if we develop products for commercial use in these markets, any products we develop may not be accepted in these markets, may be subject to competition and may be subject to other risks and uncertainties associated with these new markets. We have no experience with customer and customer support requirements, sales cycles, and other industry-specific requirements or dynamics applicable to these new markets and we and our collaborators may not be able to successfully convert customers from traditional culture and other testing methods to tests using our NAT technologies, which we expect will be more expensive than existing methods. We will be reliant on our collaborators and their experience and expertise in addressing customer needs and other requirements in these markets. Our interests may be different from those of our collaborators and conflicts may arise in these collaboration arrangements that have an adverse impact on our ability to develop new products. As a result of these risks and other uncertainties, there is no guarantee that we will be able to successfully develop commercially viable products for application in industrial testing or any other new markets.
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
If we or our contract manufacturers are unable to manufacture our products in sufficient quantities, on a timely basis, at acceptable costs and in compliance with regulatory requirements, our ability to sell our products will be harmed.
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
     The FDA and governmental bodies in other countries have the authority to require the recall of our products if we fail to comply with relevant regulations pertaining to product manufacturing, quality, labeling, advertising, or promotional activities, or if new information is obtained concerning the safety of a product. A government-mandated recall, or a voluntary recall by us, could divert managerial and financial resources and potentially harm our reputation with customers. In the past, we have had four voluntary recalls, which, in each case, required us to identify and correct the problem. For example, we experienced a recall in June 2004 as a result of a customer complaint about our Mycobacterium Tuberculosis product suggesting reduced stability of one of our reagents. The problem was identified and corrected and customers were provided with replacement reagents. Our products may be subject to additional recalls in the future. Future recalls could be more difficult and costly to correct, may result in the suspension of sales of our products, and may harm our financial results and our reputation.
Our sales to international markets are subject to additional risks.
     Sales of our products outside the United States accounted for 23% of our total revenues for the first six months of 2006 and 21% of our total revenues for 2005. Sales by Novartis of our blood screening products outside of the United States accounted for 84% of our international revenues for the first six months of 2006 and 78% of our international revenues for 2005. Novartis has responsibility for the international distribution of our blood screening products, which includes sales in France, Australia, Singapore, New Zealand, South Africa, Italy and other countries. Our sales in France and Japan that were not made through Novartis accounted for 5% of our international sales for the first six months of 2006 and 5% of our international sales for 2005.
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
     We also may have difficulty introducing new products in international markets. For example, we do not believe our blood screening products will be widely adopted in Germany until we are able to offer an assay that screens for HBV, hepatitis A virus (“HAV”), and parvo B19, as well as HIV-1 and HCV, or in Japan until we are able to offer an assay that meets particular Japanese requirements for screening for HBV, HIV-1 and HCV. Whenever we seek to enter a new international market, we will be dependent on the marketing and sales efforts of our international distributors.
     In addition, we anticipate that requirements for smaller pool sizes or ultimately individual donor testing of blood samples will result in lower gross margin percentages, as additional tests are required to deliver the sample results. In general, international pool sizes are smaller than domestic pool sizes and, therefore, growth in blood screening revenues attributed to international expansion has led and will lead to lower gross margin percentages.
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
     A change in accounting standards or practices or a change in existing taxation rules or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and taxation rules and varying interpretations of accounting pronouncements and taxation practice have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, in December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” In April 2005, the SEC approved a vote that effectively required us to adopt this statement on January 1, 2006. This statement eliminates the ability to account for stock-based compensation using the intrinsic value method allowed under APB 25 and requires these transactions to be recognized as compensation expense in the statement of income based on the fair values on the date of grant, with the compensation expense recognized over the period in which an employee or director is required to provide service in exchange for the stock award. This new requirement negatively impacted our earnings by $6.3 million ($0.12 per diluted share) for the first half of 2006 and will negatively impact our future earnings.
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
Item 4. Submission of Matters to a Vote of Security Holders
     On May 17, 2006, our Annual Meeting of Stockholders was held in San Diego, California for the following purposes:
(1)	To elect two (2) directors to hold office until the 2009 Annual Meeting of Stockholders.
For John W. Brown, the number of votes were as follows:
For: 44,941,051
Withheld: 580,168
For Henry L. Nordhoff, the number of votes were as follows:
For: 44,801,300
Withheld: 719,919
(2)	To approve an amendment to The 2003 Incentive Award Plan of the Company to increase the number of shares authorized for issuance by 3,000,000 shares.
For: 37,493,282
Against: 4,980,424
Abstaining: 8,160
Broker Non-Votes: 3,039,353
(3)	To ratify the selection by the Audit Committee of our Board of Directors of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2006. The number of votes were as follows:
For: 44,239,931
Against: 1,268,881
Abstaining: 12,407
Broker Non-Votes: 0

Item 6. Exhibits

Exhibit
Number	Description
2.1(1)	Separation and Distribution Agreement, dated and effective as of May 24, 2002, and amended and restated as of August 6, 2002, by and between Chugai Pharmaceutical Co., Ltd. and Gen-Probe Incorporated.

3.1(1)	Form of Amended and Restated Certificate of Incorporation of Gen-Probe Incorporated.

3.2(5)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Gen-Probe Incorporated.

3.3(1)	Form of Amended and Restated Bylaws of Gen-Probe Incorporated.

3.4(5)	Certificate of Designations of the Series A Junior Participating Preferred Stock of Gen-Probe Incorporated.

4.1(1)	Specimen common stock certificate.

4.2(2)	Rights Agreement, dated as of September 16, 2002, between Gen-Probe Incorporated and Mellon Investor Services LLC, which includes the form of Certificate of Designations of the Series A Junior Participating Preferred Stock of Gen-Probe Incorporated as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C.

4.3(3)	First Amendment to Rights Agreement, dated October 9, 2002, between Gen-Probe Incorporated and Mellon Investor Services LLC.

4.4(4)	Second Amendment to Rights Agreement, dated November 20, 2003.

10.93†‡	Amended and Restated Employment Agreement effective May 17, 2006 by and between Gen-Probe Incorporated and Henry L. Nordhoff

10.94†*	Amendment No. 1 to License, Development and Cooperation Agreement effective May 24, 2006 by and between Gen-Probe Incorporated and DiagnoCure, Inc.

10.95†	Amendment No. 9 effective July 1, 2006 to the Agreement dated as of June 11, 1998 between Gen-Probe Incorporated and Chiron Corporation (now Novartis Vaccines and Diagnostics, Inc.)

31.1†	Certification dated August 3, 2006, of Principal Executive Officer required pursuant to 18 USC. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification dated August 3, 2006, of Principal Financial Officer required pursuant to 18 USC. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification dated August 3, 2006, of Principal Executive Officer required pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification dated August 3, 2006, of Principal Financial Officer required pursuant to 18 USC. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith.

‡	Indicates management contract or compensatory plan, contract or arrangement.

*	Gen-Probe has requested confidential treatment with respect to certain portions of this exhibit.

(1)	Incorporated by reference to Gen-Probe’s Amendment No. 2 to Registration Statement on Form 10 filed with the SEC on August 14, 2002.

(2)	Incorporated by reference to Gen-Probe’s Report on Form 8-K filed with the SEC on September 17, 2002.

(3)	Incorporated by reference to Gen-Probe’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2002.

(4)	Incorporated by reference to Gen-Probe’s Report on Form 8-K filed with the SEC on November 21, 2003.

(5)	Incorporated by reference to Gen-Probe’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2004.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 3, 2006	By:	/s/ Henry L. Nordhoff

Henry L. Nordhoff
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

DATE: August 3, 2006	By:	/s/ Herm Rosenman

Herm Rosenman
Vice President — Finance and Chief Financial
Officer (Principal Financial Officer and
Principal Accounting Officer)