Form 10-Q
period 2006-09-30
GEN PROBE INC
filed 2006-11-01
CIK 820237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2006
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of October 31, 2006, there were 52,065,600 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

GEN-PROBE INCORPORATED

FORM 10-Q

Page
PART I
Item 1. Financial Statements	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3. Quantitative and Qualitative Disclosures about Market Risk	28
Item 4. Controls and Procedures	28
PART II	29
Item 1. Legal Proceedings	29
Item 1A. Risk Factors	29
Item 6. Exhibits	43
SIGNATURES	44
EXHIBIT 4.5
EXHIBIT 10.96
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

GEN-PROBE INCORPORATED
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30,	December 31,
	2006	2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$62,066	$32,328
Short-term investments	209,454	187,960
Trade accounts receivable, net of allowance for doubtful accounts of $670 and $790 at September 30, 2006 and December 31, 2005, respectively	24,303	31,930
Accounts receivable — other	2,171	1,924
Inventories	44,524	36,342
Deferred income taxes	10,030	10,389
Prepaid expenses	11,450	10,768
Other current assets	4,977	4,184

Total current assets	368,975	315,825
Property, plant and equipment, net	130,289	105,190
Capitalized software	19,066	20,952
Goodwill	18,621	18,621
License, manufacturing access fees and other assets	56,074	49,648

Total assets	$593,025	$510,236

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,948	$14,029
Accrued salaries and employee benefits	18,324	14,910
Other accrued expenses	3,955	3,264
Income tax payable	7,582	13,192
Deferred revenue	4,296	7,771

Total current liabilities	45,105	53,166
Deferred income taxes	5,425	5,124
Deferred revenue	3,833	4,333
Deferred rent	153	240
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.0001 par value per share; 20,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.0001 par value per share; 200,000,000 shares authorized, 52,051,761 and 51,137,541 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	5	5
Additional paid-in capital	322,302	281,907
Deferred compensation	—	(5,951)
Accumulated other comprehensive income (loss)	281	(1,231)
Retained earnings	215,921	172,643

Total stockholders’ equity	538,509	447,373

Total liabilities and stockholders’ equity	$593,025	$510,236

See accompanying notes to consolidated financial statements.

GEN-PROBE INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues:
Product sales	$83,470	$68,941	$239,811	$193,651
Collaborative research revenue	1,470	6,336	14,743	19,358
Royalty and license revenue	7,287	994	9,151	4,984

Total revenues	92,227	76,271	263,705	217,993
Operating expenses:
Cost of product sales	23,801	21,399	74,715	57,247
Research and development	24,178	17,506	63,833	53,597
Marketing and sales	9,526	7,555	27,533	22,365
General and administrative	12,748	7,822	34,104	22,793

Total operating expenses	70,253	54,282	200,185	156,002

Income from operations	21,974	21,989	63,520	61,991
Total other income, net	1,921	1,318	5,081	3,400

Income before income taxes	23,895	23,307	68,601	65,391
Income tax expense	8,779	6,890	25,323	22,057

Net income	$15,116	$16,417	$43,278	$43,334

Net income per share:
Basic	$0.29	$0.32	$0.84	$0.86

Diluted	$0.28	$0.31	$0.82	$0.83

Weighted average shares outstanding:
Basic	51,638	50,726	51,407	50,518

Diluted	53,180	52,464	53,001	52,381

     Net income for the three and nine month periods ended September 30, 2006 included stock-based compensation expense that the Company recorded as a result of the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” on January 1, 2006. For the three months ended September 30, 2006, this expense totaled $6,379,000 before income taxes (after deducting $287,000 of net capitalization to inventory on the Company’s balance sheet) and $4,048,000 net of income taxes for the period. For the nine months ended September 30, 2006, stock-based compensation expense totaled $16,154,000 before income taxes (after deducting $1,159,000 that has been capitalized to inventory on the Company’s balance sheet) and $10,372,000 net of income taxes for the period. The Company did not record stock-based compensation expense for the three and nine month periods ended September 30, 2005. As previously disclosed in the notes to the financial statements for the three and nine month periods ended September 30, 2005, net income including pro forma stock-based compensation expense was $12,578,000 and $31,863,000, respectively. See Note 3 to the financial statements for additional information.
See accompanying notes to consolidated financial statements.

GEN-PROBE INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
Operating activities
Net income	$43,278	$43,334
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,752	16,694
Stock-based compensation charges — restricted stock	1,601	445
Stock-based compensation charges — all other	16,154	—
Stock option income tax benefits	111	6,948
Excess tax benefit from employee stock options	(8,232)	—
Loss on disposal of property and equipment	4	262
Changes in assets and liabilities:
Accounts receivable	7,550	(5,562)
Inventories	(6,830)	(6,809)
Prepaid expenses	(682)	(3,760)
Other assets	(798)	(2,033)
Accounts payable	(3,103)	5,525
Accrued salaries and employee benefits	3,414	4,767
Other accrued expenses	624	(1,169)
Income tax payable	2,615	6,467
Deferred revenue	(3,975)	5,253
Deferred income taxes	645	(2,134)
Deferred rent	(87)	(47)

Net cash provided by operating activities	72,041	68,181

Investing activities
Proceeds from sales and maturities of short-term investments	83,641	98,693
Purchases of short-term investments	(104,163)	(105,672)
Cash paid for acquisition of minority interest in Molecular Light Technology Limited	—	(1,539)
Purchases of property, plant and equipment	(40,126)	(29,894)
Capitalization of intangible assets, including license and manufacturing access fees	(2,245)	(22,450)
Cash paid for investment in Qualigen, Inc.	(6,993)	—
Other assets	(223)	(821)

Net cash used in investing activities	(70,109)	(61,683)

Financing activities
Excess tax benefit from employee stock options	8,232	—
Proceeds from issuance of common stock	19,089	13,963

Net cash provided by financing activities	27,321	13,963

Effect of exchange rate changes on cash and cash equivalents	485	(369)

Net increase in cash and cash equivalents	29,738	20,092
Cash and cash equivalents at the beginning of period	32,328	25,498

Cash and cash equivalents at the end of period	$62,066	$45,590

See accompanying notes to consolidated financial statements.

Notes to the Consolidated Financial Statements (unaudited)
Note 1 — Basis of presentation
     The accompanying interim consolidated financial statements of Gen-Probe Incorporated (“Gen-Probe” or the “Company”) at September 30, 2006, and for the three and nine month periods ended September 30, 2006 and 2005, are unaudited and have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In management’s opinion, the unaudited financial statements include all adjustments, consisting only of normal recurring accruals, necessary to state fairly the financial information therein, in accordance with U.S. GAAP. Interim results are not necessarily indicative of the results that may be reported for any other interim period or for the year ending December 31, 2006.
     These unaudited consolidated financial statements and footnotes thereto should be read in conjunction with the audited financial statements and footnotes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
     As discussed in Notes 2 and 3, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” on January 1, 2006 using the modified prospective transition method. Accordingly, the Company’s operating income for the three and nine month periods ended September 30, 2006 includes approximately $6,379,000 and $16,154,000 respectively, in stock-based employee compensation expense. Since the Company elected to use the modified prospective transition method, results from prior periods have not been restated and do not include a corresponding amount of stock-based compensation expense.
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
Foreign currencies
     The functional currency for the Company’s wholly owned subsidiaries GP UK Limited and MLT and its subsidiaries is the British pound. Accordingly, balance sheet accounts of these subsidiaries are translated into United States dollars using the exchange rate in effect at the balance sheet date, and revenues and expenses are translated using the average exchange rates in effect during the period. The gains and losses from foreign currency translation of the financial statements of these subsidiaries are recorded directly as a separate component of stockholders’ equity under the caption “Accumulated other comprehensive income (loss).”
Note 3 — Stock-based compensation
Valuation and amortization method
     Upon adoption of SFAS No. 123(R), the Company elected to value its stock-based payment awards granted beginning in 2006 using the Black-Scholes-Merton option-pricing model, which was previously used for its pro forma information required under SFAS No. 123. Prior to the adoption of SFAS No. 123(R), compensation cost was amortized over the vesting period using an accelerated graded method in accordance with FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.” Effective January 1, 2006, in conjunction with the adoption of SFAS No. 123(R), the Company now amortizes all new grants as expense on a straight-line basis over the vesting period. Also, certain of these costs are capitalized into inventory on the Company’s balance sheet, and generally will be recognized as an expense when the related products are sold. The Company’s unrecognized compensation expense, before income taxes and adjusted for estimated forfeitures, related to outstanding unvested stock-based awards was approximately as follows (in thousands):

	Weighted Average
	Remaining	Unrecognized
	Expense	Expense as of
Awards	Life (Years)	September 30, 2006
Options	1.8	$40,424
ESPP	0.2	71
Restricted stock	1.8	8,948
Deferred issuance restricted stock	1.5	2,013

		$51,456

     The Company will incur additional expense during 2006 related to new awards granted throughout the remainder of 2006 that cannot yet be quantified. Of the $16,154,000 in stock-based compensation recognized in the first nine months of 2006 related to the adoption of SFAS No. 123(R), approximately $13,654,000 was related to awards granted prior to January 1, 2006 and $2,500,000 was related to awards granted during the first nine months of 2006. Additionally, in each of May 2006 and 2005, the Company granted to its chief executive officer 20,000 shares of Deferred Issuance Restricted Stock Awards at the fair market value of these awards on the date of grants. The total fair values of approximately $1,054,000 and $871,000, respectively, are being amortized to expense on a straight-line basis over the vesting periods (48 months).

     At September 30, 2006, the Company had 269,586 unvested restricted stock and deferred issuance restricted stock awards that had a weighted average grant date fair value of $46.00 per share. The fair value of the 15,417 restricted stock and deferred issuance restricted stock awards that vested during the first nine months of 2006 was approximately $597,000.
Expected term
     The expected term of stock options granted represents the period of time that they are expected to be outstanding. Historically, the Company determined the expected term of options based on Section 16 insider reported data from a select group of peer companies. In May 2006, the Company’s stockholders approved an amendment and restatement of The 2003 Incentive Award Plan (the “2003 Plan”) that decreased the maximum contractual term of the Company’s prospective option grants from ten years to seven years. Corresponding with this change, the Company revised its determination of the expected term of options by applying a weighted-average calculation combining the average life of Company options that have already been exercised with the estimated life of all unexercised options.
Expected volatility
     Historically, the Company determined the expected volatility of its stock options granted by relying exclusively on the Company’s historical stock price changes (using daily pricing). During 2005, the Company determined that a more appropriate estimate is obtained by taking an average of the Company’s historical stock price changes (using daily pricing) and the implied volatility on its traded options, consistent with SFAS No. 123(R) and SAB No. 107.
Risk-free interest rate
     The Company determines the risk-free interest rate that it uses in the Black-Scholes-Merton option-pricing model based upon a constant U.S. Treasury Security with a contractual life that approximates the expected term of the option award.
Dividends
     The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. Therefore, the Company used an expected dividend yield of zero in the Black-Scholes-Merton option-pricing model.
Forfeitures
     SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company’s stock-based compensation expense is based on awards ultimately expected to vest. For the three and nine month periods ended September 30, 2006, the Company reduced stock-based compensation expense to allow for estimated forfeitures based on historical experience. As described in the SFAS No. 123 pro forma information disclosure in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, the Company previously accounted for forfeitures as they occurred.

Assumptions
     The Company used the following assumptions to estimate the fair value of options granted and the shares purchased under the Company’s Employee Stock Purchase Plan (“ESPP”) for the three and nine month periods ended September 30, 2006 and 2005.

	Stock Option Plans				ESPP
	Three Months		Nine Months		Three Months		Nine Months
	Ended September 30,		Ended September 30,		Ended September 30,		Ended September 30,
	2006	2005	2006	2005	2006	2005	2006	2005
Risk-free interest rate	4.8%	3.9%	4.8%	3.8%	5.0%	3.4%	4.4%	3.0%
Volatility	42%	45%	42%	53%	38%	40%	40%	48%
Dividend yield	—	—	—	—	—	—	—	—
Expected term (years)	4.2	5.4	4.5	4.9	0.5	0.5	0.5	0.5
Resulting average fair value	$19.87	$19.76	$20.93	$22.18	$13.48	$9.14	$12.99	$10.86
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

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Net income:
As reported	$16,417	$43,334
Stock-based employee compensation expense included in reported net income, net of related tax effects	87	206
Total stock-based employee compensation expense determined under fair value based method for all options, net of related tax effects	(3,926)	(11,677)

Pro forma net income	$12,578	$31,863

Net income per share:
As reported
Basic	$0.32	$0.86

Diluted	$0.31	$0.83

Pro forma
Basic	$0.25	$0.63

Diluted	$0.24	$0.61

Impact of the adoption of SFAS No. 123(R)
     The following table summarizes the stock-based compensation expense for stock option grants and ESPP shares that the Company recorded in its statements of income in accordance with SFAS No. 123(R) for the three and nine month periods ended September 30, 2006 (in thousands, except per share data):

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006
Cost of product sales	$743	$1,366
Research and development	2,024	5,698
Marketing and sales	863	2,335
General and administrative	2,749	6,755

Reduction of operating income before income taxes	6,379	16,154
Income tax benefit	(2,331)	(5,782)

Reduction of net income	$4,048	$10,372

Reduction of net income per share:
Basic	$0.08	$0.20

Diluted	$0.08	$0.19

     The carrying value of inventory on the Company’s balance sheet as of September 30, 2006 includes capitalized employee stock-based compensation costs of $1,159,000.
     Prior to the adoption of SFAS No. 123(R), the Company presented deferred compensation related to shares of deferred issuance restricted stock and shares of restricted stock as a separate component of stockholders’ equity. On January 1, 2006, in accordance with the provisions of SFAS No. 123(R), the Company reversed the $5,951,000 balance in deferred compensation as an offset against paid-in capital on its balance sheet.
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
Note 4 — Short-term investments
     The following is a summary of short-term investments as of September 30, 2006 (in thousands):

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Municipal securities	$204,917	$330	$(1,058)	$204,189
Foreign debt securities	5,265	—	—	5,265

Total short-term investments	$210,182	$330	$(1,058)	$209,454

     The following table shows the gross unrealized losses and fair values of the Company’s investments in individual securities that have been in a continuous unrealized loss position deemed to be temporary for less than 12 months and for more than 12 months, aggregated by investment category, as of September 30, 2006 (in thousands):

	Less than 12 Months		More than 12 Months
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses
Municipal securities	$36,903	$(201)	$89,304	$(857)
Foreign debt securities	—	—	—	—

Total short-term investments	$36,903	$(201)	$89,304	$(857)

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
     The following table sets forth the computation of net income per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income	$15,116	$16,417	$43,278	$43,334

Weighted average shares outstanding — Basic	51,638	50,726	51,407	50,518
Effect of dilutive common stock options outstanding	1,542	1,738	1,594	1,863

Weighted average shares outstanding — Diluted	53,180	52,464	53,001	52,381

Net income per share:
Basic	$0.29	$0.32	$0.84	$0.86

Diluted	$0.28	$0.31	$0.82	$0.83

     Dilutive securities include common stock options subject to vesting. Potentially dilutive securities totaling 1,437,857 and 208,735 for the three month periods ended September 30, 2006 and 2005, respectively, and 1,149,091 and 187,957 shares for the nine month periods ended September 30, 2006 and 2005, respectively, were excluded from the calculation of diluted earnings per share because of their anti-dilutive effect.
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
     Components of comprehensive income, net of income taxes, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income	$15,116	$16,417	$43,278	$43,334

Foreign currency translation adjustment	(68)	(244)	1,050	(562)
Change in unrealized gain (loss) on investments	1,023	(238)	462	(726)

Comprehensive income	$16,071	$15,935	$44,790	$42,046

Note 7 — Balance sheet information
     The following tables provide details of selected balance sheet items (in thousands):
Inventories

	September 30,	December 31,
	2006	2005
Raw materials and supplies	$6,160	$5,430
Work in process	21,348	17,934
Finished goods	17,016	12,978

	$44,524	$36,342

Property, plant and equipment

	September 30,	December 31,
	2006	2005
Land	$13,862	$9,100
Buildings	71,316	39,535
Machinery and equipment	122,777	106,433
Tenant improvements	26,570	16,301
Furniture and fixtures	15,471	10,346
Construction in-progress	990	32,143

Property, plant and equipment (at cost)	250,986	213,858
Less accumulated depreciation and amortization	(120,697)	(108,668)

Property, plant and equipment (net)	$130,289	$105,190

License, manufacturing access fees and other assets

	September 30, 2006			December 31, 2005
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Intangible assets subject to amortization:
Capitalized software	$25,142	$6,076	$19,066	$25,142	$4,190	$20,952
Patents	16,468	15,186	1,282	15,822	14,817	1,005
Purchased intangible assets	33,636	32,582	1,054	33,636	32,330	1,306
License and manufacturing access fees	49,958	5,713	44,245	48,354	3,517	44,837

Total	$125,204	$59,557	$65,647	$122,954	$54,854	$68,100

Goodwill	$26,298	$7,677	$18,621	$26,298	$7,677	$18,621

Investment in Molecular Profiling Institute, Inc.	$2,500	$—	$2,500	$2,500	$—	$2,500

Investment in Qualigen, Inc.	$6,993	$—	$6,993	$—	$—	$—

     In February 2006, pursuant to the terms of the Company’s January 2005 license agreement with Corixa Corporation, the Company paid Corixa an access license fee of $1,600,000. The license fee has been recorded as an intangible asset that is being amortized on a straight-line basis to research and development expense over the remaining estimated life of the licensed patents.
     In April 2006, pursuant to the Company’s November 2004 License and Preferred Stock Acquisition Agreement with Qualigen, Inc. and based upon the results of an 18-month technical evaluation study, the Company exercised its option to obtain an exclusive worldwide license to Qualigen technology to develop a novel nucleic acid testing (“NAT”) system based on Qualigen’s Food and Drug Administration (“FDA”) approved FastPack® immunoassay system. If development is successful, the new system, known as a closed unit-dose assay (“CUDA”) system, would use the Company’s NAT technologies to detect microorganisms and genetic mutations at the point of sample collection. As a result of the option exercise, the Company paid Qualigen $6,993,000 for the purchase of an aggregate number of shares of Qualigen Series D Convertible Preferred Voting Stock and Series D-1 Convertible Preferred Non-Voting Stock convertible into approximately 19.5% of Qualigen’s capital stock, on an as converted to common stock basis, as of the purchase date. Gen-Probe may also pay Qualigen up to $3,000,000 based on achievement of development milestones under the license agreement and agreed to pay Qualigen royalties on sales of any product developed by Gen-Probe under the agreement. The Company has recorded this investment as an intangible asset on a cost basis, and will review the asset for impairment on an ongoing basis.
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
     Tax benefits of $8,343,000 and $6,948,000 in the nine month periods ended September 30, 2006 and 2005, respectively, related to employee stock options and stock purchase plans, were credited to stockholders’ equity.
Note 9 — Stockholders’ equity
     The Company adopted the 2003 Plan in May 2003. The 2003 Plan provides for equity incentives for officers, directors, employees and consultants through the granting of incentive and non-statutory stock options, restricted stock and stock appreciation rights. The exercise price of each stock option granted under the 2003 Plan must be equal to or greater than the fair market value of the Company’s common stock on the date of grant. Generally, stock options granted under the 2003 Plan are subject to vesting at the rate of 25% or 33% one year from the grant date and 1/48 or 1/36, respectively, each month thereafter until the options are fully vested.

     In May 2006, the Company’s stockholders approved an amendment and restatement of the 2003 Plan that increased the aggregate number of shares of common stock authorized for issuance under the 2003 Plan by 3,000,000 shares, from 5,000,000 shares to 8,000,000 shares. Pursuant to the amended 2003 Plan, the Board of Directors or Compensation Committee may continue to determine the terms and vesting of all options and other awards granted under the 2003 Plan; however, in no event may the award term exceed seven years (in lieu of ten years under the 2003 Plan prior to its amendment). Further, the number of shares available for issuance under the amended 2003 Plan are reduced by two shares for each one share of restricted stock granted under the 2003 Plan after May 17, 2006 (in lieu of a reduction of one share under the 2003 Plan prior to its amendment).
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
     The Company adopted the 2000 Equity Participation Plan (the “2000 Plan”) in August 2000 that authorized the issuance of up to 4,827,946 shares of common stock for grants under the 2000 Plan. The 2000 Plan provides for the grant of incentive and non-statutory stock options to employees, directors and consultants of the Company. The exercise price of each option granted under the 2000 Plan must be equal to or greater than the fair market value of the Company’s stock on the date of grant. The Board of Directors may determine the terms and vesting of all options; however, in no event will the contractual term exceed 10 years. Generally, options vest 25% or 33% one year from the grant date and 1/48 or 1/36, respectively, each month thereafter until the options are fully vested.
     A summary of the Company’s stock option activity for all plans is as follows:

			Weighted
			Average	Aggregate
			Remaining	Intrinsic
	Number of	Weighted Average	Contractual	Value
	Shares	Exercise Price	Life (Years)	(in thousands)
Outstanding at December 31, 2005	5,953,586	$29.53
Granted	1,421,008	50.20
Exercised	(760,239)	22.85
Cancelled	(181,451)	39.69

Outstanding at September 30, 2006	6,432,904	$34.60	7.18	$79,072

Exercisable at September 30, 2006	3,069,699	$24.91	6.40	$67,463

     The Company defines in-the-money options at September 30, 2006 as options that had exercise prices that were lower than the $46.89 market price of its common stock at that date. The aggregate intrinsic value of options outstanding at September 30, 2006 is calculated as the difference between the exercise price of the underlying options and the market price of its common stock for the 4,827,220 shares that were in-the-money at that date. The total intrinsic value of options exercised during the first nine months of 2006 was $22,403,000, determined as of the exercise dates. The total fair value (using Black-Scholes-Merton Model) of shares vested during the first nine months of 2006 was $13,331,000.
     A summary of the Company’s unvested stock options at September 30, 2006 and changes during the first nine months then ended is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Grant-Date	Contractual
	Shares	Fair Value	Life (Years)
Non-vested at December 31, 2005	3,013,536	$17.09
Granted	1,421,008	20.93
Vested	(890,983)	14.33
Forfeited	(180,356)	18.45

Non-vested at September 30, 2006	3,363,205	$19.48	7.89

     During the three and nine months ended September 30, 2006, options to purchase 150,888 and 760,239 shares of the Company’s common stock were exercised by Gen-Probe employees at a weighted average exercise price of $28.25 and $22.85, respectively. The Company also issued 629 and 1,998 shares of restricted common stock at fair market value during the three and nine month periods ended September 30, 2006, respectively, to members of the Board of Directors as partial consideration for services rendered. The Company recognized expense for these shares issued to the members of the Board of Directors during the three and nine month periods ended September 30, 2006, of $34,000 and $105,000, respectively, which was equal to the fair market value on the dates of issuance. Employees purchased 41,480 shares of the Company’s common stock at $41.47 per share during the nine months ended September 30, 2006 pursuant to the Company’s ESPP.
     Changes in stockholders’ equity for the nine months ended September 30, 2006 were as follows (in thousands):

Balance at December 31, 2005	$447,373
Net income	43,278
Other comprehensive income, net	1,512
Net proceeds from the issuance of common stock	17,369
Purchase of common shares through ESPP	1,720
Purchase of common stock by board members	105
Stock-based compensation expense – restricted stock	1,496
Stock-based compensation expense – all other	16,154
Stock-based compensation – net capitalized to inventory	1,159
Tax benefit from the exercise of stock options	8,343

Balance at September 30, 2006	$538,509

Note 10 — Litigation
     In June 2006, the Company entered into a Short Form Settlement Agreement with Bayer HealthCare LLC and Bayer Corp. (collectively, “Bayer”), to resolve patent litigation filed by the Company against Bayer in the United States District Court for the Southern District of California and to resolve separate commercial arbitration proceedings between the parties. On August 1, 2006, the parties signed final, definitive settlement documentation, referred to herein as the Settlement Agreement. All litigation and arbitration proceedings between the Company and Bayer were terminated pursuant to the Settlement Agreement.
     Pursuant to the terms of the Settlement Agreement, the Company dismissed the patent litigation and granted Bayer immunity from suit for all current Bayer nucleic acid diagnostic products. The Company also agreed not to assert four specified patents against future Bayer products. Also, Bayer granted the Company immunity from suit for the Company’s current TIGRIS instrument and agreed not to assert certain specified Bayer patents against the Company’s future instruments.
     Pursuant to the Settlement Agreement, Bayer paid the Company an initial license fee of $5,000,000 in August 2006. Additionally, Bayer agreed to pay approximately $10,300,000 as a one-time royalty if Bayer sells any product subject to the Company patents covered by the Settlement Agreement on or after January 1, 2007, and Bayer also agreed to pay approximately $16,400,000 as a one-time royalty if Bayer sells any product subject to the Company patents on or after January 1, 2008. Subject to these two royalty payments, Bayer’s rights to the related Company patents will be fully paid-up and royalty free.
     During the third quarter of 2006, the Company recorded the $5,000,000 initial license fee from Bayer as royalty and license fee revenue, and recorded approximately $2,000,000 of additional G&A expense for a payment to the Company’s outside litigation counsel in connection with the settlement.

     In accordance with the Settlement Agreement, Bayer dismissed its October 4, 2005 demand for arbitration and a related lawsuit. The parties also submitted a stipulated final award in the original arbitration proceeding filed by the Company against Bayer in November 2002, adopting the arbitrator’s prior interim and supplemental awards, except that Bayer is no longer obligated to reimburse the Company $2,000,000 for legal expenses. The arbitrator’s June 5, 2005 Interim Award determined that the Company is entitled to a co-exclusive right to distribute qualitative Transcription-Mediated Amplification (“TMA”) assays to detect the hepatitis C virus (“HCV”) and human immunodeficiency virus (type 1), (“HIV-1”) for the remaining term of the collaboration agreement between the parties on the Company’s DTS 400, 800, and 1200 instrument systems. The arbitrator also determined that the collaboration agreement should be terminated, as the Company requested, except as to the qualitative HCV assays and as to quantitative Analyte Specific Reagents (“ASR”) for HCV. Bayer retains the co-exclusive right to distribute the qualitative HCV tests and the exclusive right to distribute the quantitative HCV ASR. As a result of the termination of the agreement, the Company re-acquired the right to develop and market future viral assays that had been previously reserved for Bayer. The arbitrator’s March 3, 2006 supplemental award determined that the Company is not obligated to pay Bayer an initial license fee in connection with the sale of the qualitative HIV-1 and HCV assays and that the Company will be required to pay running sales royalties, at rates the Company believes are generally consistent with rates paid by other licensees of the relevant patents.
     Pursuant to the Settlement Agreement, Bayer granted the Company an option to extend the term of the license granted in the arbitration for qualitative HIV-1 and HCV assays, so that the license would run through the life of the relevant HIV-1 and HCV patents. The option also permits the Company to elect to extend the license to future instrument systems (but not to the TIGRIS instrument). Exercise of the option will require payment of a $1,000,000 fee to Bayer by the Company.

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
     The following information should be read in conjunction with our September 30, 2006 consolidated financial statements and related notes thereto included elsewhere in this quarterly report and with our consolidated financial statements and notes thereto for the year ended December 31, 2005 and the related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2005. We also urge you to review and consider our disclosures describing various risks that may affect our business, which are set forth under the heading “Risk Factors” in this report and in our Annual Report on Form 10-K for the year ended December 31, 2005.
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
     We have achieved strong growth in both revenues and earnings due principally to the success of our blood screening products that are used to detect the presence of human immunodeficiency virus (type 1), or HIV-1, and hepatitis C virus, or HCV, and hepatitis B virus, or HBV. Under our collaboration agreement with Novartis Vaccines and Diagnostics, Inc., or Novartis, formerly known as Chiron Corporation, or Chiron, we are responsible for the research, development, regulatory process and manufacturing of our blood screening products, while Novartis is responsible for marketing, sales, distribution and service of those products. Since 2002, we have also experienced strong growth in sales of clinical diagnostic products for sexually transmitted diseases, or STDs, due to the success of APTIMA Combo 2, which is used to test for chlamydia and gonorrhea.
     We are currently developing future nucleic acid probe-based products that we hope to introduce in the clinical diagnostic and blood screening markets, including products for the detection of human papillomavirus and for measuring markers for prostate cancer.
Recent Events
Financial results
     Product sales for the third quarter of 2006 were $83.5 million, compared to $69.0 million in the same period of the prior year, an increase of 21%. Total revenues for the third quarter of 2006 were $92.3 million, compared to $76.3 million in the same period of the prior year, an increase of 21%. Net income for the third quarter of 2006 was $15.1 million ($0.28 per diluted share), compared to $16.4 million ($0.31 per diluted share) in the same period of the prior year. Net income in the third quarter of 2006 included $4.0 million ($0.08 per diluted share) in stock-based compensation expense due to the adoption of Statement of Financial Accounting Standards No.123(R), “Share Based Payment,” or SFAS No. 123(R).
     Product sales for the first nine months of 2006 were $239.8 million, compared to $193.6 million in the same period of the prior year, an increase of 24%. Total revenues for the first nine months of 2006 were $263.7 million, compared to $218.0 million in the same period of the prior year, an increase of 21%. Net income for the first nine months of 2006 was $43.3 million ($0.82 per diluted share), compared to $43.3 million ($0.83 per diluted share) in the same period of the prior year. Net income in the first nine months of 2006 included $10.4 million ($0.19 per diluted share) in stock-based compensation expense due to the adoption of SFAS No. 123(R).

Licensing
     In May 2006, we amended our license and collaboration agreement with DiagnoCure Corporation. Pursuant to the terms of the amendment (i) we granted exclusive rights to DiagnoCure to develop in vivo products for the detection or measurement of PCA3 as a marker for the diagnosis, monitoring or prognosis of prostate cancer, (ii) we granted co-exclusive rights to DiagnoCure to develop fluorescence in situ hybridization products for the detection or measurement of PCA3 as a marker for the diagnosis, monitoring or prognosis of prostate cancer, (iii) DiagnoCure agreed to undertake over a twelve-month period the validation of genetic markers that we acquired under our license agreement with Corixa Corporation and we agreed to make monthly payments to DiagnoCure for these services, and (iv) we agreed to a new regulatory timeline regarding our development obligations for an in vitro diagnostic assay for PCA3.
     In April 2006, we entered into a license agreement with the University of Michigan for exclusive worldwide rights to develop diagnostic tests for recently discovered genetic translocations that had been shown in preliminary studies to be highly specific for prostate cancer tissue. In May 2006, pursuant to the terms of this agreement, we paid a license fee of $0.5 million to the University of Michigan. We recorded the license fee as research and development, or R&D, expense, since we have not yet determined technological feasibility and do not currently have alternative future plans to use this technology.
     In April 2006, pursuant to our November 2004 License and Preferred Stock Acquisition Agreement with Qualigen, Inc. and based upon the results of an 18-month technical evaluation study, we exercised our option to obtain an exclusive worldwide license to Qualigen technology to develop a novel NAT system based on Qualigen’s Food and Drug Administration, or FDA, approved FastPack immunoassay system. If development of this instrument is successful, the new system, known as a closed unit-dose assay, or CUDA, system, would use our NAT technologies to detect microorganisms and genetic mutations at the point of sample collection. As a result of the option exercise, we paid Qualigen approximately $7.0 million for the purchase of an aggregate number of shares of Qualigen Series D Convertible Preferred Voting Stock and Series D-1 Convertible Preferred Non-Voting Stock convertible into approximately 19.5% of Qualigen’s capital stock, on an as converted to common stock basis, as of the purchase date. We may also pay Qualigen up to $3.0 million based on achievement of development milestones under the license agreement and agreed to pay Qualigen royalties on sales of any product we develop under the agreement. We recorded this investment as an intangible asset on a cost basis, and will review the asset for impairment on an ongoing basis.
Product development
     In October 2006, the FDA granted marketing clearance for the Procleix Ultrio assay to run on the Procleix enhanced semi-automated system, or eSAS. The Procleix Ultrio assay was approved to screen donated blood, plasma, organs and tissue for HIV-1 and HCV in individual blood donations or in pools of up to 16 blood samples, and to detect the presence of HBV. However, the initial pivotal study for the Procleix Ultrio assay was not designed to, and did not, demonstrate yield, defined as HBV-infected blood donations that are negative based on serology tests for HBV surface antigen and core antibody. Based on discussions with the FDA, we and Novartis will initiate a post-marketing study to demonstrate HBV yield in order to gain a donor-screening claim. We expect this study to begin in early 2007 as the commercial assay becomes available. The Procleix Ultrio assay is approved for commercial blood screening use (including HBV) in many countries outside the United States.
     In October 2006, the FDA granted marketing clearance for the APTIMA HIV-1 RNA qualitative assay. The assay may be used as an aid in the diagnosis of acute and primary HIV-1 infection, and to confirm HIV-1 infection in individuals who repeatedly test positive for HIV-1 antibodies. We expect to launch the assay in November 2006 in conjunction with the APTIMA HCV (hepatitis C virus) RNA qualitative assay.
     Finally, in October 2006, the FDA granted marketing clearance to run our standalone APTIMA assays for chlamydia and gonorrhea on the fully automated TIGRIS instrument. The two amplified nucleic acid tests, which were previously approved to run on eSAS, detect the microorganisms that cause the most common bacterial sexually transmitted diseases in the United States.
     In August 2006, the FDA granted marketing clearance to use the APTIMA Combo 2 assay to test two additional kinds of patient samples for chlamydia and gonorrhea on our fully automated TIGRIS instrument.

     During the second quarter of 2006, two clinical laboratory customers completed validation of TMA assays for PCA3 and PSA, using our analyte specific reagents, or ASRs, and general purpose reagents, or GPRs, and began offering these tests to physicians and reporting patient results, employing a PCA3 to PSA ratio.
     In March 2006, we began shipment to Novartis of FDA approved and labeled Procleix West Nile Virus, or WNV, assays for use with eSAS. In April 2006, we submitted to the FDA a prior-approval supplement to our WNV assay Biologics License Application, or BLA, adding the TIGRIS instrument and we submitted an application for 510(k) clearance of the TIGRIS instrument for use with the WNV assay at the same time. In June 2006, we received questions from the FDA regarding our 510(k) application for the TIGRIS instrument. In September 2006, we responded to the FDA’s questions presented in a “complete review letter” we received in late July 2006, which set forth questions regarding the prior-approval supplement to the BLA adding the TIGRIS instrument. Both the BLA supplement and the 510(k) application must be approved before licensed testing with the WNV assay can begin on the TIGRIS instrument. There can be no assurance that such approvals will be received.
     In March 2006, in response to FDA comments, we withdrew use of TriPath’s liquid Pap transport media from the APTIMA Chlamydia trachomatis assay 510(k) application. We are deferring further FDA applications concerning use of our assays with the TriPath media.
     In October 2005, the FDA notified us that it considers our TIGRIS instrument “not substantially equivalent” for blood screening to our already cleared eSAS. The FDA made this determination in response to our 510(k) application for the TIGRIS instrument for blood screening for use with the Procleix Ultrio assay. Now that the Procleix Ultrio assay has been granted marketing approval to run on eSAS, we anticipate submitting a supplement to the approved BLA to allow the assay to be performed on the TIGRIS instrument. There can be no assurance that the TIGRIS instrument will receive FDA clearance for use with the Procleix Ultrio assay.
Revenues
     We derive revenues from three primary sources: product sales, collaborative research revenue and royalty and license revenue. The substantial majority of our revenues come from product sales, which consist primarily of sales of our NAT assays performed on our proprietary instruments that serve as the analytical platform for our assays. We recognize as collaborative research revenue payments we receive from Novartis for the products provided under our collaboration agreements with Novartis prior to regulatory approval, and the payments we receive from Novartis and other collaboration partners for research and development activities. Our royalty and license revenues reflect fees paid to us by third parties for the use of our proprietary technology. For the first nine months of 2006, product sales, collaborative research revenues, and royalty and license revenues equaled 91%, 6% and 3%, respectively, of our total revenues of $263.7 million. For the same period in the prior year, product sales, collaborative research revenues and royalty and license revenues equaled 89%, 9%, and 2%, respectively, of our total revenues of $218.0 million.
Product sales
     Our primary source of revenue is the sale of clinical diagnostic and blood screening products in the United States. Our clinical diagnostic products include our APTIMA, PACE 2, AccuProbe and Amplified Mycobacterium Tuberculosis Direct Test product lines. The principal customers for our clinical diagnostics products include large reference laboratories, public health laboratories and hospitals.
     Since 1999, we have supplied NAT assays for use in screening blood donations intended for transfusion. Our primary blood screening assay detects HIV-1 and HCV in donated human blood. Our blood screening assays and instruments are marketed through our collaboration with Novartis under the Procleix and Ultrio trademarks. We recognize product sales from the manufacture and shipment of tests for screening donated blood at the contractual transfer prices specified in our collaboration agreement with Novartis for sales to end-user blood bank facilities located in countries where our products have obtained governmental approvals. Blood screening product sales are then adjusted monthly corresponding to Novartis’ payment to us of amounts reflecting our ultimate share of net revenue from sales by Novartis to the end user, less the transfer price revenues previously recorded. Net sales are ultimately equal to the sales of the assays by Novartis to end-users, less freight, duty and certain other adjustments specified in our agreement with Novartis, multiplied by our share of the net revenue. Our share of net revenues from commercial sales of assays that include a test for HCV is 45.75% under our agreement with Novartis. With respect to commercial sales of blood screening assays under our collaboration with Novartis that do not include a test for HCV, such as the WNV assay, we will receive 50% of net revenues after deduction of appropriate expenses. Our costs related to these products after commercialization primarily include manufacturing costs.

Collaborative research revenue
     We have recorded revenues related to use of our blood screening products in the United States and other countries in which the products have not received regulatory approval as collaborative research revenue because of price restrictions applied to these products prior to FDA license approval in the United States and similar approvals in foreign countries. For the nine months ended September 30, 2006, we recognized $9.2 million as collaborative research revenue, compared to $13.4 million for the same period in the prior year, through our collaboration with Novartis from deliveries of WNV tests on a “cost recovery” basis. For the first nine months of 2006 and 2005, we recognized $1.0 million and $1.7 million respectively, in reimbursements for expenses incurred for WNV development research as collaborative research revenue. In December 2005, the FDA granted marketing approval for our WNV assay on eSAS to screen donated human blood. The 510(k) clearance of eSAS for use with the WNV assay was granted prior to the assay’s approval. In the first quarter of 2006, upon shipment of FDA approved and labeled product, we changed the recognition of sales of the WNV assay for use on eSAS from collaborative research revenue to product sales.
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
     In addition, we manufacture significant quantities of raw materials, development lots, and clinical trial lots of product prior to receiving FDA approval for commercial sale. During the first nine month of 2005, our manufacturing facilities produced large-scale development lots for WNV and Procleix Ultrio assays. There were no large-scale blood screening development lots produced in the first nine months of 2006. The majority of costs associated with these development lots are classified as research and development expense. The portion of a development lot that is manufactured for commercial sale outside the United States is capitalized to inventory and classified as cost of product sales upon shipment.
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

     During the first nine months of 2006 and 2005, a portion of our blood screening revenues was from sales of TIGRIS instruments to Novartis, totaling approximately $6.6 million in both periods. Under our contract with Novartis, we sell TIGRIS instruments to them at prices that approximate cost. These instrument sales, therefore, negatively impact our gross margin percentage in the periods when they occur, but are a necessary precursor to increased sales of blood screening assays in the future.
Research and development
     We invest significantly in R&D as part of our ongoing efforts to develop new products and technologies. Our R&D expenses include the development of proprietary products and instrument platforms, as well as expenses related to the co-development of new products and technologies in collaboration with our partners. R&D spending is expected to increase in the future due to new product development, clinical trial costs and manufacturing costs of development lots; however, we expect our R&D expenses as a percentage of total revenues to decline in future years. The timing of clinical trials and development manufacturing costs is variable and is affected by product development activities and the regulatory process.
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
     We believe there have been no significant changes during the nine months ended September 30, 2006 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2005, except for the item discussed below.
Stock-based compensation expense
     Effective January 1, 2006, we adopted, using a modified prospective transition method, SFAS No. 123(R), which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors, including stock options, employee stock purchases related to the Employee Stock Purchase Plan, or ESPP, and restricted stock based on fair values. Our financial statements as of and for the first nine months of 2006 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, our financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Stock-based compensation expense recognized is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in our Consolidated Statement of Income during the first nine months of 2006 included compensation expense for stock-based payment awards granted prior to, but not yet fully vested as of, December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and compensation expense for the stock-based payment awards granted subsequent to 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). In conjunction with the adoption of SFAS No. 123(R), we elected to attribute the value of stock-based compensation to expense using the straight-line method, whereas prior to adoption we used an accelerated graded method in accordance with Financial Accounting Standards Board Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.” For the first nine months of 2006, stock-based compensation expense related to stock options and employee stock purchases was $16.2 million, before taxes on earnings. For the nine months ended September 30, 2006 and 2005, stock-based compensation expense related to restricted stock was $1.5 million and $0.3 million, respectively, which would have been recorded under Accounting Principles Board Opinion No. 25. See Note 3 to the Consolidated Financial Statements for additional information.
     Upon adoption of SFAS No. 123(R), we elected to value our stock-based payment awards granted after 2005 using the Black-Scholes-Merton option-pricing model, or the Black-Scholes model, which we previously used for the pro forma information required under SFAS No. 123. For additional information, see Note 3 to the Consolidated Financial Statements. The determination of fair value of stock-based payment awards on the date of grant using the Black-Scholes model is affected by our stock price, as well as the input of other subjective assumptions. These assumptions include, but are not limited to, the expected term of stock options and our expected stock price volatility over the term of the awards. Our stock options and the option component of the ESPP shares have characteristics significantly different from those of traded options, and changes in the assumptions can materially affect the fair value estimates.
     The expected term of stock options granted represents the period of time that they are expected to be outstanding. Historically, we determined the expected term of stock options based on Section 16 insider reported data from a select group of peer companies. In May 2006, our stockholders approved an amendment and restatement of The 2003 Incentive Award Plan that decreased the maximum contractual term of our prospective option grants from ten years to seven years. Corresponding with this change, we revised our determination of the expected term of options by applying a weighted-average calculation combining the average life of options that have already been exercised with the estimated life of all unexercised options.
     SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Our stock-based compensation expense is based on awards ultimately expected to vest. For the first nine months of 2006, we reduced stock-based compensation expense to allow for estimated forfeitures based on historical experience. Also, during the third quarter of 2006, we changed our method of applying estimated forfeitures to more accurately reflect the number of options that are expected to vest. The effect of this change in estimate was to increase stock-based compensation expense by $1.0 million, decrease net income by $0.6 million, and decrease diluted earnings per share by $0.01. In our pro forma information required under SFAS No. 123 for the periods prior to 2006, we accounted for forfeitures as they occurred. If factors change and we employ different assumptions in the application of SFAS No. 123(R) in future periods, the compensation expense that we record under SFAS No. 123(R) may differ significantly from what we have recorded in the first nine months of 2006.
Results of Operations

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2006	2005	$ Change	% Change	2006	2005	$ Change	% Change
	(in millions, except per share data)
Statements of income:
Revenues:
Product sales	$83.5	$69.0	$14.5	21%	$239.8	$193.6	$46.2	24%
Collaborative research revenue	1.5	6.3	(4.8)	(76)%	14.7	19.4	(4.7)	(24)%
Royalty and license revenue	7.3	1.0	6.3	630%	9.2	5.0	4.2	84%

Total revenues	92.3	76.3	16.0	21%	263.7	218.0	45.7	21%
Operating expenses:
Cost of product sales	23.8	21.4	2.4	11%	74.7	57.2	17.5	31%
Research and development	24.2	17.5	6.7	38%	63.8	53.6	10.2	19%
Marketing and sales	9.5	7.6	1.9	25%	27.6	22.4	5.2	23%
General and administrative	12.8	7.8	5.0	64%	34.1	22.8	11.3	50%

Total operating expenses	70.3	54.3	16.0	29%	200.2	156.0	44.2	28%

Income from operations	22.0	22.0	—	0%	63.5	62.0	1.5	2%

Total other income, net	1.9	1.3	0.6	46%	5.1	3.4	1.7	50%
Income tax expense	8.8	6.9	1.9	28%	25.3	22.1	3.2	14%

Net income	$15.1	$16.4	$(1.3)	(8)%	$43.3	$43.3	$—	—%

Net income per share
Basic	$0.29	$0.32	$(0.03)	(9)%	$0.84	$0.86	$(0.02)	(2)%
Diluted	$0.28	$0.31	$(0.03)	(10)%	$0.82	$0.83	$(0.01)	(1)%
Weighted average shares outstanding
Basic	51.6	50.7			51.4	50.5
Diluted	53.2	52.5			53.0	52.4
     Amounts and percentages in this table and throughout our discussion and analysis of financial conditions and results of operations may reflect rounding adjustments. Percentages have been rounded to the nearest whole percentage.

Product sales
     Product sales increased 21% in the third quarter and 24% in the first nine months of 2006 from the comparable periods of 2005. During the third quarter of 2006, product sales grew by $14.5 million, compared to the same period in the prior year, primarily due to $9.4 million in higher blood screening assay sales, and $8.1 million in higher APTIMA Combo 2 assay sales, partially offset by a $1.9 million decrease in PACE product sales and a $1.5 million decrease in instrument sales. Blood screening sales represented $40.2 million, or 48% of product sales, in the third quarter of 2006, compared to $32.9 million, or 48% of product sales for the third quarter of 2005. The increase in blood screening sales during the third quarter of 2006 was principally attributed to the U.S commercial launch of our WNV assay.
     During the first nine months of 2006, the $46.2 million increase in product sales from the same period in the prior year was primarily attributed to $23.8 million in higher APTIMA Combo 2 assay sales, $23.0 million in higher blood screening assay sales, and $3.3 million in higher instrument sales, partially offset by a $5.4 million decrease in PACE product sales. Blood screening sales represented $114.0 million, or 48% of product sales, in the first nine months of 2006, compared to $89.3 million, or 46% of product sales for the first nine months of 2005. The increase in blood screening sales during the first nine months of 2006 was principally attributed to the U.S commercial launch of our WNV assay, increased international Procleix Ultrio assay sales volume and an increase in instrument sales.
     We expect increased competitive pressures related to our STD and blood screening products in the future, primarily as a result of the introduction by others of competing products into both the STD and blood screening markets, and continuing pricing pressure in the STD market.
Collaborative research revenue
     Collaborative research revenue decreased 76% in the third quarter of 2006 and decreased 24% in the first nine months of 2006 from the comparable periods of 2005. The $4.8 million decrease during the third quarter was primarily the result of a $4.4 million decrease in revenue through our collaboration with Novartis from deliveries of WNV tests on a “cost recovery” basis (now recorded as product sales) and a $1.2 million decrease in reimbursements for expenses from Novartis for Ultrio and WNV development research and the discontinuation of warehousing fees. These decreases were partially offset by a $0.7 million increase in revenue for reimbursement from one of our industrial partners for certain assay development costs.
     The $4.7 million decrease during the first nine months of 2006 was primarily the result of a $4.2 million decrease in revenue through our collaboration with Novartis from deliveries of WNV tests on a “cost recovery” basis (now recorded as product sales) and a $2.7 million decrease in reimbursements for expenses from Novartis for Ultrio and WNV development research and the discontinuation of warehousing fees. These decreases were partially offset by a $2.0 million increase in revenue for reimbursement from one of our industrial partners for certain assay development costs and a $0.2 million increase in revenue for shipments of dHBV assays and TIGRIS instrument lease revenue from Novartis.
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

Royalty and license revenue
     Royalty and license revenue increased 630% in the third quarter of 2006 and 84% in the first nine months of 2006 from the comparable periods of 2005. The $6.3 million increase during the third quarter was principally attributed to a $5.0 million increase in license fee revenue from Bayer Corporation, or Bayer, pursuant to the terms of our Settlement Agreement as well as a $1.0 million increase in license revenue from Tosoh Corporation. We received this revenue from Tosoh as a result of expanding the scope of Tosoh’s license from us under the terms of a 2004 license agreement, which we were able to effect in light of the Settlement Agreement. Additionally, our royalty revenue increased by $0.3 million during the third quarter from our share of royalties from Novartis, which are based upon its agreement with Laboratory Corporation of America, or LabCorp, for use of Novartis’ HCV intellectual property for NAT used in screening plasma donations in the United States.
     The $4.2 million increase in royalty and license revenue during the first nine months of 2006 was principally attributed to a $5.0 million increase in license fee revenue from Bayer pursuant to the terms of our Settlement Agreement as well as a $1.0 million increase in license revenue from Tosoh as detailed above. Additionally, we received a $0.1 million increase in royalties in the period from Becton Dickinson and $0.2 million in license fee revenues associated with the out-license of hybridization protection assay, or HPA, technology to Alnylam Pharmaceuticals. These increases were partially offset by a $1.9 million decrease in license fee revenue we recognized from bioMérieux’s affiliates during the first nine months of 2005, which was based on the selection of targets pursuant to the terms of our September 2004 agreement with bioMérieux, and a $0.4 million decrease in our share of royalties from Novartis, based upon its agreement with LabCorp for use of Novartis’ HCV intellectual property for NAT used in screening plasma donations in the United States.
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
Cost of product sales
     Cost of product sales increased 11% in the third quarter of 2006 and 31% in the first nine months of 2006 from the comparable periods in 2005. The $2.4 million increase during the third quarter was principally attributed to higher APTIMA shipments ($1.2 million), higher provisions for scrap ($0.6 million), commercial launch of our WNV assay ($0.5 million) and an increase in stock-based compensation expense ($0.7 million), partially offset by favorable production variances ($0.6 million).
     The $17.5 million increase in cost of product sales during the first nine months of 2006 was primarily due to $8.2 million of higher blood screening product shipments (including commercial launch of our WNV assay and international growth of our Ultrio assay), increased sales of instruments and spare parts ($4.5 million), higher APTIMA shipments ($3.9 million) and higher provisions for scrap ($2.5 million) related to date expiration of certain oligonucleotide raw material, partially offset by favorable production variances ($1.7 million).
     Our gross profit margin on product sales increased to 71.5% in the third quarter of 2006, and decreased to 68.8% in the first nine months of 2006, from 69.0% and 70.4%, respectively, in the comparable periods of 2005. The increase in gross margin percentage during the third quarter was principally attributed to increased sales of APTIMA and blood screening products, including commercial launch of our WNV assay and reduced instrument sales.
     The decrease in gross profit margin percentage during the first nine months of 2006 was primarily due to increased sales of lower margin products, including TIGRIS instruments and spare parts, higher international sales of blood screening products, which generally have had lower margin rates than domestic sales, and higher provisions for scrap expense as discussed above.
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
     We anticipate that our blood screening customers’ requirements for smaller pool sizes or ultimately individual donor testing of blood samples will result in lower gross margin percentages, as additional tests are required to deliver the sample results. We are not able to accurately predict the timing and extent to which our gross margin percentage will be negatively affected as a result of smaller pool sizes or individual donor testing. In general, international pool sizes are smaller than domestic pool sizes and, therefore, growth in blood screening revenues attributed to international expansion has led and will lead to lower gross margin percentages.

Research and development
     Our R&D expenses include salaries and other personnel-related expenses, outside services, laboratory and manufacturing supplies, pre-commercial development lots and clinical evaluation trials. R&D expenses increased 38% in the third quarter and 19% in the first nine months of 2006 from the comparable periods of 2005. The $6.7 million increase during the third quarter of 2006 was primarily due to an increase in stock-based compensation expense ($2.2 million), increases in salaries, benefits, and other personnel related expenses ($2.5 million), due principally to increased personnel, and an increase in the purchase of HPV development lot materials ($1.3 million).
     The $10.2 million increase in R&D spending during the first nine months of 2006 was primarily due to an increase in stock-based compensation expense ($6.1 million), increases in salaries, benefits, and other personnel related expenses ($4.1 million), due principally to increased personnel, and increased spending on outside services ($1.8 million), partially offset by reductions in clinical trials for blood screening products ($0.5 million) and professional fees ($1.1 million).
Marketing and sales
     Our marketing and sales expenses include personnel costs, promotional expenses, and outside services. Marketing and sales expenses increased 25% in the third quarter and 23% in the first nine months of 2006 from the comparable periods of 2005. The $1.9 million increase during the third quarter of 2006 was primarily due to an increase in stock-based compensation expense ($0.9 million), increases in salaries, benefits, commissions and travel related expenses ($0.8 million) due principally to increased personnel, and an increase in spending for professional fees ($0.2 million).
     The $5.2 million increase in marketing and sales expenses during the first nine months of 2006 was primarily due to an increase in stock-based compensation expense ($2.4 million), increases in salaries, benefits, commissions and travel related expenses ($2.3 million) due principally to increased personnel, and an increase in spending for professional fees ($0.6 million).
General and administrative
     Our general and administrative, or G&A, expenses include personnel costs for executive, finance, legal, strategic planning and business development, public relations and human resources, as well as professional fees, such as expenses for legal, patents and auditing services. General and administrative expenses increased 64% in the third quarter and 50% in the first nine months of 2006 from the comparable periods of 2005. The $5.0 million increase during the third quarter of 2006 was primarily the result of an increase in stock-based compensation expense ($3.0 million), increases in professional fees ($1.3 million) primarily due to our $2.0 million payment to our outside litigation counsel in connection with the Bayer settlement, and an increase in salaries, benefits, and other personnel related expenses ($0.7 million) due principally to increased personnel.
     The $11.3 million increase in G&A expenses during the first nine months of 2006 was primarily the result of an increase in stock-based compensation expense ($7.4 million), an increase in salaries, benefits and other personnel related expenses ($1.5 million) due principally to increased personnel, and an increase in professional fees ($2.3 million) due to higher legal fees associated with our two patent infringement lawsuits against Bayer and our $2.0 million payment during the third quarter to our outside litigation counsel in connection with the Bayer settlement.
Total other income, net
     Total other income, net, generally consists of investment and interest income offset by interest expense, and other items. The $0.6 million net increase in total other income during the third quarter, and the $1.7 million increase in the first nine months of 2006, from the comparable periods of 2005, were both primarily due to an increase in interest income resulting from higher average balances of our short-term investments and higher yields on our investment portfolio, partially offset by realized foreign currency exchange losses.
Income tax expense
     Income tax expense increased to $8.8 million, or 36.8% of pretax income, in the third quarter of 2006, from $6.9 million, or 29.6% of pretax income, in the same period of the prior year. During the first nine months of 2006, income tax expense increased to $25.3 million, or 36.9% of pretax income, from $22.1 million, or 33.8% of pretax income, in the same period of the prior year. The increase in our effective tax rate was principally attributed to additional research and development tax credits recognized during the third quarter of the prior year, expiration of the federal research and development credit in 2006 and our 2006 adoption of SFAS No. 123(R), partially offset by benefits from increases in our tax exempt interest income.

Liquidity and Capital Resources

(In thousands)

	September 30,	December 31,
	2006	2005
Cash, cash equivalents and short-term investments	$271,520	$220,288
Working capital	$323,870	$262,659
Current ratio	8:1	6:1

	Nine Months Ended
	September 30,
	2006	2005	$ Change
Cash provided by (used in):
Operating activities	$72,041	$68,181	$3,860
Investing activities	(70,109)	(61,683)	(8,426)
Financing activities	27,321	13,963	13,358
Purchases of property, plant and equipment (included in investing activities above)	$(40,126)	$(29,894)	$(10,232)
     Historically, we have financed our operations through cash from operations, cash received from collaborative research agreements, royalty and license fees, and cash from capital contributions. At September 30, 2006, we had $271.5 million of cash and cash equivalents and short-term investments.
     The $3.9 million increase in net cash provided by operating activities during the first nine months of 2006 compared to the same period of the prior year was primarily due to higher net income (net of non-cash stock-based compensation expense) and improved collections of trade accounts receivable, along with a decrease in prepaid expenses due to the timing of instrument purchases and deliveries. These increases in net cash provided by operating activities were partially offset by a decrease in accounts payable growth from the acceleration of payments to our vendors in December 2004, immediately prior to our implementation of a new Enterprise Resource Planning, or ERP, software system in January 2005, decreases in our deferred contract revenue balances, along with the reclassification of stock option income tax benefits from operating to financing activities in accordance with SFAS No. 123(R).
     The $8.4 million increase in net cash used in investing activities during the first nine months of 2006 compared to the same period of the prior year included a $10.2 million increase in capital expenditures and a $13.5 million increase in purchases (net of sales) of short-term investments, partially offset by a $14.8 million net decrease in license, manufacturing access fees and investments. Our 2006 growth in capital expenditures was primarily due to the construction of our new building and related telecommunication expenses. Our expenditures for capital additions vary based on the stage of certain development projects and may increase in the future related to the timing of development of new product opportunities and to support expansion of our facilities in connection with those opportunities. Our decrease in license, manufacturing access fees and investments in the first nine months of 2006 was due to a $20.0 million manufacturing fee paid to Roche in May 2005, partially offset by our $7.0 million equity investment in Qualigen in April 2006.
     The $13.4 million increase in net cash provided by financing activities during the first nine months of 2006 compared to the same period of the prior year was principally attributed to a $4.9 million increase in proceeds from the exercise of stock options, a $0.3 million increase in the net proceeds from ESPP purchases, and $8.2 million in tax benefits from employee stock options that have been reclassified from operating activities to financing activities in accordance with SFAS No. 123(R) beginning in January 2006. On a going-forward basis, cash from financing activities will continue to be affected by proceeds from the exercise of stock options and receipts from sales of stock under our ESPP. We expect fluctuations to occur throughout the year, as the amount and frequency of stock-related transactions are dependent upon the market performance of our common stock, along with other factors.
     We have an unsecured bank line of credit agreement with Wells Fargo Bank, N.A., which expires in July 2007, under which we may borrow up to $10.0 million, subject to a “borrowing base formula,” at the bank’s prime rate, or at LIBOR plus 1.0%. We have not taken advances against the line of credit since its inception. The line of credit agreement requires us to comply with various financial and restrictive covenants. As of September 30, 2006, we were in compliance with all covenants.

     In May 2006, we completed construction of an additional building on our main San Diego campus. This new building consists of a 292,000 square foot shell, with approximately 214,000 square feet built-out with interior improvements in the first phase. The remaining expansion space can be used to accommodate future growth. First phase construction costs were approximately $46 million. These costs were capitalized as incurred and depreciation commenced upon our move-in during May 2006.
     We implemented a new ERP system that cost approximately $4.9 million in 2004. We incurred $3.3 million and $0.8 million in additional costs during 2005 and the first nine months of 2006, respectively. We expect to incur up to $2.8 million in costs in 2006 for further enhancements to our ERP system.
Contractual Obligations and Commercial Commitments
     Our contractual obligations due to lessors for properties that we lease, as well as amounts due for purchase commitments and collaborative agreements as of September 30, 2006 were as follows (in thousands):

	Total	2006	2007	2008	2009	Thereafter
Operating leases (1)	$1,383	$283	$863	$167	$70	$—
Material purchase commitments (2)	11,699	5,803	5,896	—	—	—
Collaborative commitments (3)	17,869	3,269	3,050	10,400	1,150	—

Total (4)	$30,951	$9,355	$9,809	$10,567	$1,220	$—

(1)	Reflects obligations on facilities under operating leases in place as of September 30, 2006. Future minimum lease payments are included in the table above.

(2)
Amounts represent our minimum purchase commitments from two key vendors for TIGRIS instruments and raw materials used in manufacturing. Of the $10.5 million expected to be purchased for TIGRIS instruments in 2006 and 2007, we anticipate that approximately $5.9 million will be reimbursed by Novartis.

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

     Additionally, we have long-term liabilities for deferred employee compensation. The payments related to the deferred compensation are not included in the table above since they are typically dependent upon when certain key employees retire or otherwise leave the Company. At this time, we cannot reasonably predict when these events may occur.
     Our primary short-term needs for capital, which are subject to change, are for research and development of new products, costs related to commercialization of our products and purchases of the TIGRIS instrument for placement with our customers. Certain research and development costs may be funded under collaboration agreements with partners.
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
General option and equity compensation plan information
Summary of Option and Restricted Stock Activity
(Shares in thousands)

	Shares		Options Outstanding
	Remaining		Number of	Weighted
	Available		Shares to be	Average	Restricted		Director
	for Future		Issued Upon	Exercise	Stock		Stock
	Issuance		Exercise	Price	Awards		Purchases
December 31, 2004	1,915		6,004	$25.03	40		—
Grants	(1,363)		1,228	43.82	132		3
Exercises	—		(890)	17.65	—		(3)
Cancellations	388		(388)	32.78	—		—

December 31, 2005	940		5,954	$29.53	172		—
Additional Authorized	3,000	*	—	—	—		—
Grants	(1,709)		1,421	50.20	143	**	2
Exercises	—		(760)	22.85	—		(2)
Cancellations	200	***	(182)	39.69	(12)		—

September 30, 2006	2,431		6,433	$34.60	303	****	—

*
In May 2006, the Company’s stockholders approved an amendment and restatement of The 2003 Incentive Award Plan (the “2003 Plan”) that increased the aggregate number of shares of common stock authorized for issuance by 3,000,000 shares.

**
Actual number of restricted shares granted was 142,800, however, pursuant to the terms of the 2003 Plan, as amended, the number of shares reserved for issuance has been reduced by 285,600, reflecting a reduction of two shares for each share of restricted stock granted after May 17, 2006 (in lieu of one share under the 2003 Plan prior to its amendment).

***	Includes cancellation of 6,000 restricted shares that were granted after May 17, 2006, reflecting two shares for each restricted share canceled.

****	Includes 80,000 shares of Deferred Issuance Restricted Stock and approximately 222,500 shares of Restricted Stock as of September 30, 2006.
In-the-Money and Out-of-the-Money Option Information
(Shares in thousands)

	Exercisable		Unexercisable		Total
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
As of September 30, 2006	Shares	Price	Shares	Price	Shares	Price
In-the-money	2,981	$24.17	1,846	$38.01	4,827	$29.39
Out-of-the money(1)	89	49.80	1,517	50.04	1,606	50.03

Total options outstanding	3,070		3,363		6,433

(1)	Out-of-the-money options are those options with an exercise price equal to or greater than the fair market value of our common stock, $46.89, at the close of business on September 30, 2006.

Available Information
     Copies of our public filings are available on our Internet website at http://www.gen-probe.com as soon as reasonably practicable after we electronically file such material with, or furnish them to, the SEC.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio. Our risk associated with fluctuating interest income is limited to our investments in interest rate sensitive financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage this exposure to interest rate changes. We seek to ensure the safety and preservation of our invested principal by limiting default risk and market risk. We mitigate default risk by investing in short-term investment grade securities. A 100 basis point increase or decrease in interest rates would increase or decrease our current investment balance by approximately $4.2 million annually. While changes in our interest rates may affect the fair value of our investment portfolio, any gains or losses are not recognized in our statement of income until the investment is sold or if a reduction in fair value is determined to be a permanent impairment.
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
     We are exposed to foreign exchange risk for expenditures in certain foreign countries, but the total receivables and payables denominated in foreign currencies as of September 30, 2006 were not material. Under our collaboration agreement with Novartis, a growing portion of blood screening product sales is from western European countries. As a result, our international blood screening product sales are affected by changes in the foreign currency exchange rates of those countries where Novartis business is conducted in Euros or other local currencies. We do not enter into foreign currency hedging transactions to mitigate our exposure to foreign currency exchange risks. Based on our international blood screening product sales during the first nine months of 2006, a 10% movement of currency exchange rates would result in a blood screening product sales increase or decrease of approximately $4.1 million annually. We believe that our business operations are not exposed to market risk relating to commodity price risk.
Item 4. Controls and Procedures
     As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the quarter ended September 30, 2006.
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
     There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     A description of our material legal proceedings is disclosed in Note 10 – Litigation, of the Notes to Consolidated Financial Statements included in Item 1 of Part I of this report and is incorporated by reference herein. We are also engaged in other legal actions arising in the ordinary course of our business and believe that the ultimate outcome of these actions will not have a material adverse effect on our business, financial condition or results of operations. However, due to the uncertainties inherent in litigation, no assurance can be given as to the outcome of these proceedings. If any of these matters were resolved in a manner unfavorable to us, our business, financial condition and results of operations would be harmed.
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
     Our operating results have fluctuated in the past and are likely to continue to do so in the future. Our revenues are unpredictable and may fluctuate due to changes in demand for our products, the timing of the execution of customer contracts, the timing of milestone payments, or the failure to achieve and receive the same, and the initiation or termination of corporate collaboration agreements. A significant portion of our costs also can vary substantially between quarterly or annual reporting periods. For example, the total amount of research and development costs in a period often depends on the amount of research and development costs we incur in connection with manufacturing developmental lots and clinical trial lots. We incurred substantial costs of manufacturing these lots in 2005 and expect to incur substantial costs for these lots in the future. Moreover, a variety of factors may affect our ability to make accurate forecasts regarding our operating results. For example, our new blood screening products and some of our clinical diagnostic products have a relatively limited sales history which limits our ability to project future sales and the sales cycle accurately. In addition, we base our internal projections of our blood screening product sales and international sales of diagnostic products on projections prepared by our distributors of these products and therefore we are dependent upon the accuracy of those projections. Because of all of these factors, our operating results in one or more future quarters may fail to meet or exceed financial guidance we may provide from time to time and the expectations of securities analysts or investors, which could cause our stock price to decline. In addition, the trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about our business and that of our competitors.
We are dependent on Novartis and other third parties for the distribution of some of our products. If any of our distributors terminates its relationship with us or fails to adequately perform, our product sales will suffer.*
     We rely on Novartis to distribute our blood screening products and Bayer to distribute some of our viral clinical diagnostic products. Commercial product sales by Novartis accounted for 43% of our total revenues for the first nine months of 2006 and 42% of our total revenues for 2005. Our agreement with Novartis will terminate in 2012 unless extended by the development of new products under the agreement, in which case the agreement will expire upon the later of the end of the original term or five years after the first commercial sale of the last new product developed during the original term.

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
     Our agreement with Bayer for the distribution of our products will terminate in 2010. In November 2002, we initiated an arbitration proceeding against Bayer in connection with our clinical diagnostic collaboration. We recently entered into a settlement agreement with Bayer regarding this arbitration and the patent litigation between the parties. Under the terms of the settlement agreement, the parties submitted a stipulated final award adopting the arbitrator’s prior interim and supplemental awards, except that Bayer was no longer obligated to reimburse us $2.0 million for legal expenses previously awarded in the arbitrator’s June 5, 2005 Interim Award. The arbitrator determined that the collaboration agreement shall be terminated, as we requested, except as to the qualitative hepatitis C virus (“HCV”) assays and as to quantitative Analyte Specific Reagents (“ASR”) for HCV. Bayer retains the co-exclusive right to distribute the qualitative HCV tests and the exclusive right to distribute the quantitative HCV ASR. As a result of a termination of the agreement, we re-acquired the right to develop and market future viral assays that had been previously reserved for Bayer. The arbitrator’s March 3, 2006 supplemental award determined that we are not obligated to pay Bayer an initial license fee in connection with the sale of the qualitative human immunodeficiency virus and HCV assays and that we will be required to pay running sales royalties, at rates we believe are generally consistent with rates paid by other licensees of the relevant patents. On June 29, 2006, Bayer announced that it had entered into an agreement to sell its diagnostics division to Siemens AG. The agreement is subject to regulatory approval. We do not know what effect, if any, the sale of Bayer’s diagnostics division to Siemens will have on the remaining elements of our collaboration with Bayer for viral diagnostic products.
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
If we cannot maintain our current corporate collaborations and enter into new corporate collaborations, our product development could be delayed. In particular, any failure by us to maintain our collaboration with Novartis with respect to blood screening would have a material adverse effect on our business.*
     We rely, to a significant extent, on our corporate collaborators for the joint development and marketing of our products. In addition, we expect to rely on our corporate collaborators for the commercialization of those products. If any of our corporate collaborators were to breach or terminate its agreement with us or otherwise fail to conduct its collaborative activities successfully and in a timely manner, the development or commercialization and subsequent marketing of the products contemplated by the collaboration could be delayed or terminated. We cannot control the amount and timing of resources our corporate collaborators devote to our programs or potential products.
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
We and our customers are subject to various governmental regulations, and we may incur significant expenses to comply with, and experience delays in our product commercialization as a result of, these regulations.*
     The clinical diagnostic and blood screening products we design, develop, manufacture and market are subject to rigorous regulation by the Food and Drug Administration (“FDA”) and numerous other federal, state and foreign governmental authorities. The process of seeking and obtaining regulatory approvals, particularly from the FDA and some foreign governmental authorities, to market our products can be costly and time consuming, and approvals might not be granted for future products on a timely basis, if at all. For example, in October 2005, the FDA notified us that it considers our TIGRIS instrument to be used for screening donated human blood with the Procleix Ultrio assay “not substantially equivalent” to our already cleared enhanced semi-automated system (“eSAS”). The FDA made this determination in response to our 510(k) application for the TIGRIS instrument for blood screening. More recently, on July 19, 2006, we received a “complete review letter” from the FDA setting forth questions regarding the prior-approval supplement to our BLA for the West Nile Virus (“WNV”) assay, adding the TIGRIS instrument. There can be no assurance that the the TIGRIS instrument will receive FDA clearance for use with the WNV or Procleix Ultrio assays.
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
     The use of our diagnostic products is also affected by the Clinical Laboratory Improvement Amendments of 1988 (“CLIA”) and related federal and state regulations that provide for regulation of laboratory testing. CLIA is intended to ensure the quality and reliability of clinical laboratories in the United States by mandating specific standards in the areas of personnel qualifications, administration, participation in proficiency testing, patient test management, quality and inspections. Current or future CLIA requirements or the promulgation of additional regulations affecting laboratory testing may prevent some clinical laboratories from using some or all of our diagnostic products.
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
Because we depend on a small number of customers for a significant portion of our total revenues, the loss of any of these customers or any cancellation or delay of a large purchase by any of these customers could significantly reduce our revenues.*
     Historically, a limited number of customers has accounted for a significant portion of our total revenues, and we do not have any long-term commitments with these customers other than our collaboration agreement with Novartis. Our blood screening collaboration with Novartis accounted for 49% of our total revenues for the first nine months of 2006 and 52% of our total revenues for 2005. Our blood screening collaboration with Novartis is largely dependent on two large customers in the United States, The American Red Cross and America’s Blood Centers, although we did not receive any revenues directly from those entities. Novartis was our only customer that accounted for greater than 10% of our total revenues for the nine months ended September 30, 2006. In addition, Laboratory Corporation of America Holdings, Quest Diagnostics Incorporated and various state and city public health agencies accounted for an aggregate of 20% of our total revenues for the first nine months of 2006 and 20% of our total revenues for 2005. Although state and city public health agencies are legally independent of each other, we believe they tend to act similarly with respect to their product purchasing decisions. We anticipate that our operating results will continue to depend to a significant extent upon revenues from a small number of customers. The loss of any of our key customers, or a significant reduction in sales to those customers, could significantly reduce our revenues.
Intellectual property rights on which we rely to protect the technologies underlying our products may be inadequate to prevent third parties from using our technologies or developing competing products.*
     Our success will depend in part on our ability to obtain patent protection for, or maintain the secrecy of, our proprietary products, processes and other technologies for development of blood screening and clinical diagnostic products and instruments. Although we had more than 420 United States and foreign patents covering our products and technologies as of September 30, 2006, these patents, or any patents that we may own or license in the future, may not afford meaningful protection for our technology and products. The pursuit and assertion of a patent right, particularly in areas like nucleic acid diagnostics and biotechnology, involve complex determinations and, therefore, are characterized by substantial uncertainty. In addition, the laws governing patentability and the scope of patent coverage continue to evolve, particularly in biotechnology. As a result, patents might not issue from certain of our patent applications or from applications licensed to us. Our existing patents will expire by August 29, 2023, and the patents we may obtain in the future also will expire over time.
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
     The laws of some foreign countries may not protect our proprietary rights to the same extent as do the laws of the United States. Any patents issued to us or our partners may not provide us with any competitive advantages, and the patents held by other parties may limit our freedom to conduct our business or use our technologies. Our efforts to enforce and maintain our intellectual property rights may not be successful and may result in substantial costs and diversion of management time. Even if our rights are valid, enforceable and broad in scope, third parties may develop competing products based on technology that is not covered by our patents.

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
     Recently, we have been involved in a number of patent disputes with third parties. Additionally, we hold certain rights in the blood screening and clinical diagnostics fields under patents issued to Chiron (now Novartis) covering the detection of HIV. In February 2005, the U.S. Patent and Trademark Office declared two interferences related to U.S. Patent No. 6,531,276 (“Methods For Detecting Human Immunodeficiency Virus Nucleic Acid”) (the “‘276 patent”), issued to Chiron (now Novartis). The first interference is between Novartis and Centocor, Inc., and pertains to Centocor’s U.S. Patent Application No. 06/693,866 (“Cloning and Expression of HTLV-III DNA”) (the “‘866 application”). The second interference is between Novartis and Institut Pasteur, and pertains to Institut Pasteur’s U.S. Patent Application No. 07/999,410 (“Cloned DNA Sequences, Hybridizable with Genomic RNA of Lymphadenopathy-Associated Virus (LAV)”) (the “‘410 application”). Novartis is the junior party in both interferences. In February 2005, at about the time the interferences were declared, we received a letter from the Institut Pasteur regarding alleged infringement of Institut Pasteur’s European Patent EP 0 178 978 (“Cloned DNA sequences, hybridizable with genomic RNA of lymphadenopathy-associated virus, or LAV) (“‘978 patent”), by the HIV-1 nucleic acid screening assays performed on our Procleix system that is marketed and distributed by Novartis. There can be no assurances as to the ultimate outcomes of these matters.
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

We are exposed to risks associated with acquisitions and other long-lived and intangible assets that may become impaired and result in an impairment charge.*
     As of September 30, 2006, we had approximately $224.1 million of long-lived assets, including $19.1 million of capitalized software relating to our TIGRIS instrument, goodwill of $18.6 million, a $2.5 million investment in Molecular Profiling Institute, Inc., a $7.0 million investment in Qualigen, Inc., and $46.6 million of capitalized license and manufacturing access fees, patents and purchased intangibles. Additionally, we had $66.4 million of land and buildings, $13.9 million of leasehold improvements, $1.0 million of construction in-progress and $49.0 million of equipment and furniture and fixtures. The carrying amounts of long-lived and intangible assets are affected whenever events or changes in circumstances indicate that the carrying amount of any asset may not be recoverable. These events or changes might include a significant decline in market share, a significant decline in profits, rapid changes in technology, significant litigation or other matters. Adverse events or changes in circumstances may affect the estimated undiscounted future operating cash flows expected to be derived from long-lived and intangible assets. If at any time we determine that an impairment has occurred, we will be required to reflect the impaired value as a charge, resulting in a reduction in earnings in the quarter such impairment is identified and a corresponding reduction in our net asset value. A material reduction in earnings resulting from such a charge could cause us to fail to be profitable in the period in which the charge is taken or otherwise fail to meet the expectations of investors and securities analysts, which could cause the price of our stock to decline.
Our future success will depend in part upon our ability to enhance existing products and to develop and introduce new products.*
     The markets for our products are characterized by rapidly changing technology, evolving industry standards and new product introductions, which may make our existing products obsolete. Our future success will depend in part upon our ability to enhance existing products and to develop and introduce new products, including with our industrial collaborators. We believe that we will need to continue to provide new products that can detect a greater number of organisms from a single sample. We also believe that we must develop new assays that can be performed on automated instrument platforms, such as our TIGRIS instrument. The development of a new instrument platform, if any, in turn would require the modification of existing assays for use with the new instrument, and additional regulatory approvals.
     The development of new or enhanced products is a complex and uncertain process requiring the accurate anticipation of technological and market trends, as well as precise technological execution. In addition, the successful development of new products will depend on the development of new technologies. We may be required to undertake time-consuming and costly development activities and to seek regulatory approval for these new products. We may experience difficulties that could delay or prevent the successful development, introduction and marketing of these new products. For example, we have experienced delays in FDA clearance for our TIGRIS instrument for blood screening with the Procleix Ultrio assay and with respect to our regulatory application to run our previously approved WNV assay on the TIGRIS instrument. Regulatory clearance or approval of these and any other new products may not be granted by the FDA or foreign regulatory authorities on a timely basis, or at all, and these and other new products may not be successfully commercialized.
We recently entered into collaboration agreements to develop NAT products for industrial testing applications. We have limited experience operating in these markets and may not successfully develop commercially viable products.
     In July and August 2005 we entered into collaboration agreements to develop nucleic acid testing (“NAT”) products for detecting microorganisms in selected water applications and for microbiological and virus monitoring in the biotechnology and pharmaceutical manufacturing industries. Our experience to date has been primarily focused on developing products for the clinical diagnostic and blood screening markets. We have limited experience applying our technologies and operating in industrial testing markets. The process of successfully developing products for application in these markets is expensive, time-consuming and unpredictable. Research and development programs to create new products require a substantial amount of our scientific, technical, financial and human resources even if no new products are successfully developed. We will need to make significant investments to ensure that any products we develop perform properly, are cost-effective and adequately address customer needs. Even if we develop products for commercial use in these markets, any products we develop may not be accepted in these markets, may be subject to competition and may be subject to other risks and uncertainties associated with these markets. We have no experience with customer and customer support requirements, sales cycles, and other industry-specific requirements or dynamics applicable to these new markets and we and our collaborators may not be able to successfully convert customers from traditional culture and other testing methods to tests using our NAT technologies, which we expect will be more expensive than existing methods. We will be reliant on our collaborators and their experience and expertise in addressing customer needs and other requirements in these markets. Our interests may be different from those of our collaborators and conflicts may arise in these collaboration arrangements that have an adverse impact on our ability to develop new products. As a result of these risks and other uncertainties, there is no guarantee that we will be able to successfully develop commercially viable products for application in industrial testing or any other new markets.

We expect to continue to incur significant research and development expenses, which may make it difficult for us to maintain profitability.
     In recent years, we have incurred significant costs in connection with the development of our blood screening and clinical diagnostic products and our TIGRIS instrument. We expect our expense levels to remain high in connection with our research and development as we continue to expand our product offerings and continue to develop products and technologies in collaboration with our partners. As a result, we will need to continue to generate significant revenues to maintain profitability. Although we expect our research and development expenses as a percentage of revenue to decrease in future periods, we may not be able to generate revenues and may not maintain profitability in the future. Our failure to maintain profitability in the future could cause the market price of our common stock to decline.
We may not have financing for future capital requirements, which may prevent us from addressing gaps in our product offerings or improving our technology.
     Although historically our cash flow from operations has been sufficient to satisfy working capital, capital expenditure and research and development requirements, we may in the future need to incur debt or issue equity in order to fund these requirements, as well as to make acquisitions and other investments. If we cannot obtain debt or equity financing on acceptable terms or are limited with respect to incurring debt or issuing equity, we may be unable to address gaps in our product offerings or improve our technology, particularly through acquisitions or investments.
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
     The FDA and governmental bodies in other countries have the authority to require the recall of our products if we fail to comply with relevant regulations pertaining to product manufacturing, quality, labeling, advertising, or promotional activities, or if new information is obtained concerning the safety of a product. Our assay products incorporate complex biochemical reagents and our instruments comprise complex hardware and software. We have in the past voluntarily recalled products, which, in each case, required us to identify and correct the problem. Our products may be subject to additional recalls in the future. Although none of our past product recalls have had a material adverse impact on our business, a future government-mandated recall, or a voluntary recall by us, could divert managerial and financial resources, could be more difficult and costly to correct, could result in the suspension of sales of our products, and could harm our financial results and our reputation.
Our sales to international markets are subject to additional risks.*
     Sales of our products outside the United States accounted for 23% of our total revenues for the first nine months of 2006 and 21% of our total revenues for 2005. Sales by Novartis of our blood screening products outside of the United States accounted for 81% of our international revenues for the first nine months of 2006 and 78% of our international revenues for 2005. Novartis has responsibility for the international distribution of our blood screening products, which includes sales in France, Australia, Singapore, New Zealand, South Africa, Italy and other countries. Our sales in France and Japan that were not made through Novartis accounted for 5% of our international sales for the first nine months of 2006 and 5% of our international sales for 2005.

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
     We also may have difficulty introducing new products in international markets. For example, we do not believe our blood screening products will be widely adopted in Germany until we are able to offer an assay that screens for hepatitis A virus (“HAV”), and parvo B19, as well as HBV, HIV-1 and HCV, or in Japan until we are able to offer an assay that meets particular Japanese requirements for screening for HBV, HIV-1 and HCV. Whenever we seek to enter a new international market, we will be dependent on the marketing and sales efforts of our international distributors.
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
     We are dependent on licenses from third parties for some of our key technologies. For example, our patented Transcription-Mediated Amplification technology is based on technology we have licensed from Stanford University and the chemiluminescence technology we use in our products is based on technology licensed by our consolidated subsidiary, Molecular Light Technology Limited, from the University of Wales College of Medicine. We enter into new licensing arrangements in the ordinary course of business to expand our product portfolio and access new technologies to enhance our products and develop new products. If our license with respect to any of these technologies is terminated for any reason, we will not be able to sell products that incorporate the technology. Third parties that license technologies to us also may be acquired by our competitors or may otherwise attempt to terminate or restrict our licenses for their commercial benefit. In addition, our ability to develop additional diagnostic tests for diseases may depend on the ability of third parties to discover particular sequences or markers and correlate them with disease, as well as the rate at which such discoveries are made. Our ability to design products that target these diseases may depend on our ability to obtain the necessary rights from third parties that make any of these discoveries. In addition, there are a finite number of diseases and conditions for which our NAT assays may be economically viable. If we are unable to access new technologies or the rights to particular sequences or markers necessary for additional diagnostic products on commercially reasonable terms, we may be limited in our ability to develop new diagnostic products.
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
     As part of our business strategy, we intend to pursue acquisitions of complementary businesses and enter into technology licensing arrangements. We also intend to pursue strategic alliances that leverage our core technology and industry experience to expand our product offerings and geographic presence. We have limited experience with respect to acquiring other companies. Any future acquisitions by us also could result in large and immediate write-offs or the incurrence of debt and contingent liabilities, any of which could harm our operating results. Integration of an acquired company also may require management resources that otherwise would be available for ongoing development of our existing business. We may not identify or complete these transactions in a timely manner, on a cost-effective basis, or at all, and we may not realize the anticipated benefits of any acquisition, technology license or strategic alliance.

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
The anti-takeover provisions of our certificate of incorporation and by-laws, provisions of Delaware law and our rights plan could delay or prevent a change of control that our stockholders may favor.*
     Provisions of our amended and restated certificate of incorporation and amended and restated bylaws may discourage, delay or prevent a merger or other change of control that stockholders may consider favorable or may impede the ability of the holders of our common stock to change our management. The provisions of our amended and restated certificate of incorporation and amended and restated bylaws, among other things:
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
     We recently entered into an amendment to our rights plan to terminate the plan effective November 30, 2006. Prior to the effective date, our rights plan could discourage, delay or prevent an acquisition of us under certain circumstances. The rights plan currently provides for preferred stock purchase rights attached to each share of our common stock, which will cause substantial dilution to a person or group acquiring 15% or more of our stock if the acquisition is not approved by our Board of Directors.

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
Future changes in financial accounting standards or practices or existing taxation rules or practices may cause adverse unexpected revenue or expense fluctuations and affect our reported results of operations.*
     A change in accounting standards or practices or a change in existing taxation rules or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and taxation rules and varying interpretations of accounting pronouncements and taxation practice have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, in December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” In April 2005, the SEC approved a vote that effectively required us to adopt this statement on January 1, 2006. This statement eliminates the ability to account for stock-based compensation using the intrinsic value method allowed under Accounting Principles Board No. 25 and requires these transactions to be recognized as compensation expense in the statement of income based on the fair values on the date of grant, with the compensation expense recognized over the period in which an employee or director is required to provide service in exchange for the stock award. This new requirement negatively impacted our earnings by $10.4 million ($0.19 per diluted share) for the first nine months of 2006 and will negatively impact our future earnings.

Information technology systems implementation issues could disrupt our internal operations and adversely affect our financial results.
     Portions of our information technology infrastructure may experience interruptions, delays or cessations of service or produce errors in connection with ongoing systems implementation work. In particular, we recently implemented a new ERP software system to replace our various legacy systems. As a part of this effort, we are transitioning data and changing processes that may be more expensive, time consuming and resource intensive than planned. Any disruptions that may occur in the operation of this system or any future systems could increase our expenses and adversely affect our ability to report in an accurate and timely manner the results of our consolidated operations, our financial position and cash flow and to otherwise operate our business, which could adversely affect our financial results, stock price and reputation.
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

4.3(3)	First Amendment to Rights Agreement, dated October 9, 2002, between Gen-Probe Incorporated and Mellon Investor Services LLC.

4.4(4)	Second Amendment to Rights Agreement, dated November 20, 2003.

4.5†	Third Amendment to Rights Agreement, dated October 3, 2006.

10.96†*	Settlement Agreement dated August 1, 2006 by and among Gen-Probe Incorporated, Bayer HealthCare LLC and Bayer Corporation.

31.1†	Certification dated November 1, 2006, of Principal Executive Officer required pursuant to 18 USC. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification dated November 1, 2006, of Principal Financial Officer required pursuant to 18 USC. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification dated November 1, 2006, of Principal Executive Officer required pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification dated November 1, 2006, of Principal Financial Officer required pursuant to 18 USC. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith.

*	Gen-Probe has requested confidential treatment with respect to certain portions of this exhibit.

(1)	Incorporated by reference to Gen-Probe’s Amendment No. 2 to Registration Statement on Form 10 filed with the SEC on August 14, 2002.

(2)	Incorporated by reference to Gen-Probe’s Report on Form 8-K filed with the SEC on September 17, 2002.

(3)	Incorporated by reference to Gen-Probe’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2002.

(4)	Incorporated by reference to Gen-Probe’s Report on Form 8-K filed with the SEC on November 21, 2003.

(5)	Incorporated by reference to Gen-Probe’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2004.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: November 1, 2006	By:	/s/ Henry L. Nordhoff

Henry L. Nordhoff
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

DATE: November 1, 2006	By:	/s/ Herm Rosenman

Herm Rosenman
Vice President — Finance and Chief Financial
Officer (Principal Financial Officer and
Principal Accounting Officer)