Form 10-Q
period 2007-03-31
GEN PROBE INC
filed 2007-05-02
CIK 820237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of April 27, 2007, there were 52,445,085 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

GEN-PROBE INCORPORATED

FORM 10-Q

Page
PART I
Item 1. Financial Statements	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosures about Market Risk	22
Item 4. Controls and Procedures	23
PART II
Item 1. Legal Proceedings	24
Item 1A. Risk Factors	24
Item 6. Exhibits	38
SIGNATURES	39
EXHIBIT 10.97
EXHIBIT 10.98
EXHIBIT 10.99
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

GEN-PROBE INCORPORATED
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31,	December 31,
	2007	2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$67,428	$87,905
Short-term investments	252,240	202,008
Trade accounts receivable, net of allowance for doubtful accounts of $620 and $670 at March 31, 2007 and December 31, 2006, respectively	27,582	25,880
Accounts receivable — other	2,604	1,646
Inventories	51,713	52,056
Deferred income tax — short term	6,905	7,247
Prepaid expenses	13,840	11,362
Other current assets	3,938	2,583

Total current assets	426,250	390,687
Property, plant and equipment, net	133,962	134,614
Capitalized software	17,809	18,437
Goodwill	18,621	18,621
Deferred income tax — long term	2,064	2,064
License, manufacturing access fees and other assets	60,813	59,416

Total assets	$659,519	$623,839

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,038	$13,586
Accrued salaries and employee benefits	15,831	16,723
Other accrued expenses	3,142	3,320
Income tax payable	7,325	14,075
Deferred revenue	758	921

Total current liabilities	39,094	48,625
Non-current income tax payable	14,008	—
Deferred income tax	4	—
Deferred revenue	3,500	3,667
Deferred rent	100	128
Deferred compensation plan liabilities	1,480	1,211
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.0001 par value per share; 20,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.0001 par value per share; 200,000,000 shares authorized, 52,405,312 and 52,233,656 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	5	5
Additional paid-in capital	344,713	334,184
Accumulated other comprehensive income (loss)	78	(5)
Retained earnings	256,537	236,024

Total stockholders’ equity	601,333	570,208

Total liabilities and stockholders’ equity	$659,519	$623,839

See accompanying notes to consolidated financial statements.

GEN-PROBE INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Revenues:
Product sales	$87,152	$78,528
Collaborative research revenue	2,352	6,885
Royalty and license revenue	11,547	843

Total revenues	101,051	86,256
Operating expenses:
Cost of product sales	29,160	26,609
Research and development	20,258	19,326
Marketing and sales	9,536	8,862
General and administrative	11,281	10,658

Total operating expenses	70,235	65,455

Income from operations	30,816	20,801
Total other income, net	2,545	1,757

Income before income tax	33,361	22,558
Income tax expense	11,886	8,330

Net income	$21,475	$14,228

Net income per share:
Basic	$0.41	$0.28

Diluted	$0.40	$0.27

Weighted average shares outstanding:
Basic	52,170	51,248

Diluted	53,634	52,865

See accompanying notes to consolidated financial statements.

GEN-PROBE INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Operating activities
Net income	$21,475	$14,228
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,273	6,061
Stock-based compensation charges	5,105	5,123
Stock option income tax benefits	58	—
Excess tax benefit from employee stock options	(1,284)	(4,394)
Gain on disposal of property and equipment	—	(21)
Changes in assets and liabilities:
Accounts receivable	(2,649)	2,571
Inventories	(39)	(191)
Prepaid expenses	(2,478)	3,246
Other current assets	(1,354)	(1,320)
Other long term assets	(598)	—
Accounts payable	(1,549)	(601)
Accrued salaries and employee benefits	(891)	1,715
Other accrued expenses	(25)	1,240
Income tax payable	7,815	3,822
Deferred revenue	(330)	(2,507)
Deferred income tax	106	(188)
Deferred rent	(28)	(29)
Deferred compensation plan liabilities	269	—

Net cash provided by operating activities	31,876	28,755

Investing activities
Proceeds from sales and maturities of short-term investments	15,871	25,935
Purchases of short-term investments	(65,863)	(36,742)
Purchases of property, plant and equipment	(5,894)	(17,768)
Capitalization of intangible assets, including license and manufacturing access fees	(1,817)	(1,852)
Other assets	(352)	17

Net cash used in investing activities	(58,055)	(30,410)

Financing activities
Excess tax benefit from employee stock options	1,284	4,394
Proceeds from issuance of common stock	4,402	9,449

Net cash provided by financing activities	5,686	13,843

Effect of exchange rate changes on cash and cash equivalents	16	74

Net (decrease) increase in cash and cash equivalents	(20,477)	12,262
Cash and cash equivalents at the beginning of period	87,905	32,328

Cash and cash equivalents at the end of period	$67,428	$44,590

See accompanying notes to consolidated financial statements.

Notes to the Consolidated Financial Statements (unaudited)
Note 1 — Basis of presentation
     The accompanying interim consolidated financial statements of Gen-Probe Incorporated (“Gen-Probe” or the “Company”) at March 31, 2007, and for the three month periods ended March 31, 2007 and 2006, are unaudited and have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In management’s opinion, the unaudited consolidated financial statements include all adjustments, consisting only of normal recurring accruals, necessary to state fairly the financial information therein, in accordance with U.S. GAAP. Interim results are not necessarily indicative of the results that may be reported for any other interim period or for the year ending December 31, 2007.
     These unaudited consolidated financial statements and footnotes thereto should be read in conjunction with the audited financial statements and footnotes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
Note 2 — Summary of significant accounting policies
Recent accounting pronouncements
     In September 2006, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB No. 108”). SAB No. 108, which is effective for fiscal years ending after November 15, 2006, provides guidance on how the effects of prior year uncorrected misstatements, previously deemed to be immaterial, must be considered and adjusted during the current year. The Company adopted this statement effective January 1, 2006, which resulted in a recast of its financial results for the first quarter of 2006. The details are more fully discussed in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN No. 48”) “Accounting for Uncertainty in Income Taxes — an interpretation of Statement of Financial Accounting Standards (“SFAS”) No. 109,” which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN No. 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The Company adopted this statement effective January 1, 2007, which resulted in an adjustment of $962,000 for the net impact of the change in guidance. The adjustment was accounted for as a reduction in the beginning balance of retained earnings and an increase in the beginning balance of net tax liabilities. The Company does not anticipate that the adoption of FIN No. 48 will have a material effect on its statements of income and effective tax rate in future periods.
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
Use of estimates
     The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. These estimates include assessing the collectibility of accounts receivable, the valuation of stock-based compensation, the valuation of inventories and long-lived assets, including capitalized software, license and manufacturing access fees, income tax, and liabilities associated with employee benefit costs. Actual results could differ from those estimates.
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
Note 3 — Stock-based compensation
Share-based payments
     On January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment.” Under SFAS No. 123(R), stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period. The Company has no awards with market or performance conditions. Stock-based compensation expense recognized is based on the value of the portion of stock-based payment awards that is ultimately expected to vest, which coincides with the award holder’s requisite service period. Certain of these costs are capitalized into inventory on the Company’s balance sheet, and generally are recognized as an expense when the related products are sold.
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
     The Company used the following weighted average assumptions (annualized percentages) to estimate the fair value of options granted and the shares purchased under the Company’s stock option plan and ESPP for the three month periods ended March 31, 2007 and 2006:

	Stock Option Plans		ESPP
	2007	2006	2007	2006
Risk-free interest rate	4.5%	4.4%	5.1%	4.0%
Volatility	36%	44%	29%	41%
Dividend yield	0	0	0	0
Expected term (years)	4.2	5.4	0.5	0.5
Resulting average fair value	$17.66	$23.13	$12.03	$12.52
     The Company’s unrecognized compensation expense, before income tax and adjusted for estimated forfeitures, related to outstanding unvested stock-based awards was approximately as follows (in thousands):

	Weighted Average	Unrecognized
	Remaining Expense	Expense as of
Awards	Life (Years)	March 31, 2007
Options	1.6	$29,150
ESPP	0.2	80
Restricted stock	1.6	7,726
Deferred Issuance Restricted Stock	1.3	1,592

		$38,548

     At March 31, 2007, the Company had 236,163 unvested restricted stock and Deferred Issuance Restricted Stock awards that had a weighted average grant date fair value of $46.53 per share. The fair value of the 2,548 restricted stock and Deferred Issuance Restricted Stock awards that vested during the first quarter of 2007 was approximately $109,000.
Impact of SFAS No. 123(R)
     The following table summarizes the stock-based compensation expense for stock option grants and ESPP shares that the Company recorded in its statement of income in accordance with SFAS No. 123(R) for the three month periods ended March 31, 2007 and 2006 (in thousands, except per share data):

	Three Months Ended
	March 31,
	2007	2006
Cost of product sales	$952	$133
Research and development	1,243	1,889
Marketing and sales	508	793
General and administrative	1,582	1,852

Reduction of operating income before income tax	4,285	4,667
Income tax benefit	(1,879)	(1,651)

Reduction of net income	$2,406	$3,016

Reduction of net income per share:
Basic	$0.05	$0.06

Diluted	$0.04	$0.06

Note 4 — Net income per share
     The Company computes net income per share in accordance with SFAS No. 128, “Earnings Per Share” and SFAS No. 123(R). Basic net income per share is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. The Company excludes stock options when the combined exercise price, average unamortized fair values and assumed tax benefits upon exercise are greater than the average market price for the Company’s common stock from the calculation of diluted net income per share because their effect is anti-dilutive.
     The following table sets forth the computation of net income per share (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2007	2006
Net income	$21,475	$14,228

Weighted average shares outstanding — Basic	52,170	51,248
Effect of dilutive common stock options outstanding	1,464	1,617

Weighted average shares outstanding — Diluted	53,634	52,865

Net income per share:
Basic	$0.41	$0.28

Diluted	$0.40	$0.27

     Dilutive securities include common stock options subject to vesting. Potentially dilutive securities totaling 1,765,984 and 1,156,782 shares for the three month periods ended March 31, 2007 and 2006, respectively, were excluded from the calculation of diluted earnings per share because of their anti-dilutive effect.
Note 5 — Comprehensive income
     In accordance with SFAS No. 130, “Reporting Comprehensive Income,” all components of comprehensive income, including net income, are reported in the consolidated financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income and other comprehensive income (loss), which includes certain changes in stockholders’ equity such as foreign currency translation of the Company’s wholly owned subsidiary’s financial statements and unrealized gains and losses on their available-for-sale securities, are reported, net of their related tax effect, to arrive at comprehensive income.
Components of comprehensive income, net of income tax, were as follows (in thousands):

	Three Months Ended
	March 31,
	2007	2006
Net income	$21,475	$14,228

Change in unrealized gain (loss) on investments	191	(349)
Foreign currency translation adjustment	(108)	210

Other comprehensive income (loss), net	83	(139)

Comprehensive income	$21,558	$14,089

Note 6 — Balance sheet information
The following tables provide details of selected balance sheet items (in thousands):
Inventories

	March 31,	December 31,
	2007	2006
Raw materials and supplies	$9,554	$9,479
Work in process	25,188	25,018
Finished goods	16,971	17,559

	$51,713	$52,056

Property, plant and equipment

	March 31,	December 31,
	2007	2006
Land	$13,862	$13,862
Building	70,946	70,928
Machinery and equipment	132,184	128,572
Tenant improvements	28,932	28,185
Furniture and fixtures	16,609	15,995
Construction in-progress	1,138	618

Property, plant and equipment (at cost)	263,671	258,160
Less accumulated depreciation and amortization	(129,709)	(123,546)

Property, plant and equipment (net)	$133,962	$134,614

License, manufacturing access fees and other assets

	March 31,	December 31,
	2007	2006
Patents	$16,906	$16,689
Purchased intangible assets	33,636	33,636
License and manufacturing access fees	53,326	51,726
Investment in Molecular Profiling Institute, Inc.	2,500	2,500
Investment in Qualigen, Inc.	6,993	6,993
Other assets	2,890	2,293

	116,251	113,837
Less accumulated amortization	(55,438)	(54,421)

	$60,813	$59,416

Note 7 — Short-term investments
     The following is a summary of short-term investments as of March 31, 2007 (in thousands):

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Municipal securities	$251,757	$92	$(853)	$250,996
Foreign debt securities	1,244	—	—	1,244

Total short-term investments	$253,001	$92	$(853)	$252,240

     The following table shows the gross unrealized losses and estimated fair values of the Company’s investments in individual securities that have been in a continuous unrealized loss position deemed to be temporary for less than 12 months and for more than 12 months, aggregated by investment category, as of March 31, 2007 (in thousands):

	Less than 12 Months		More than 12 Months
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses
Municipal securities	$85,639	$(162)	$107,657	$(691)
Foreign debt securities	—	—	—	—

Total short-term investments	$85,639	$(162)	$107,657	$(691)

     The unrealized losses on the Company’s investments in municipal securities were caused by market interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. The Company does not consider its investments in municipal securities to be other-than-temporarily impaired at March 31, 2007 since the Company has the ability and intent to hold those investments until a recovery of fair value, which may be at maturity. There were no realized gains from the sale of short-term investments for the quarters ended March 31, 2007 and 2006. Gross realized losses from the sale of short-term investments were $0 and $21,000 for the quarters ended March 31, 2007 and 2006, respectively.
Note 8 — Income tax
     Effective January 1, 2007, the Company adopted FIN No. 48. In accordance with the transition guidance provided by FIN No. 48, the Company increased its accrual for unrecognized tax benefits, principally related to research tax credits, by adjusting for the net impact of the change in guidance, which was $962,000. The adjustment was accounted for as a reduction in the beginning balance of retained earnings and an increase in the beginning balance of net tax liabilities. As of January 1, 2007, including the cumulative effect increase, the Company had total gross unrecognized tax benefits of $17,512,000. The amount of unrecognized tax benefits (net of the federal benefit for state issues) that would favorably affect the effective income tax rate, if recognized, was $15,260,000.
     While there have been no material changes to the total unrecognized tax benefits during the current period (notwithstanding the January 1, 2007 adjustment associated with the adoption of FIN No. 48), the Company estimates that its accrual for unrecognized tax benefits will decrease between $9,000,000 to $12,000,000 during the next twelve months. These decreases will be the result of tax audits expected to be completed, statutes of limitation set to expire, and positions expected to be taken in relation to its 2007 tax year. The unrecognized tax benefits generally relate to areas of tax law, including research tax credits, where the determination of an allowable benefit is highly subjective.
     As discussed in Note 11, subsequent to the end of the three months ended March 31, 2007, a U.S. federal audit of the Company’s 2003 and 2004 tax returns was completed. California tax returns for the 2003 and 2004 tax years are currently under exam. Material filings subject to future examination are the U.S. federal and California returns filed for the 2005 year.
     It is the Company’s practice to include interest and penalties that relate to income tax matters as a component of income tax expense. Including the cumulative effect of adopting FIN No. 48, $2,157,000 of interest and $0 of penalties were accrued as of January 1, 2007.
     During the three month periods ended March 31, 2007 and 2006, tax benefits of $1,342,000 and $4,394,000, respectively, related to employee stock options and stock purchase plans, were credited to stockholders’ equity.

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
     A summary of the Company’s stock option activity for all option plans is as follows (in thousands, except per share data and number of years):

			Weighted
			Average	Aggregate
			Remaining	Intrinsic
	Number of	Weighted Average	Contractual	Value
	Shares	Exercise Price	Life (Years)	(in thousands)
Outstanding at December 31, 2006	6,300	$34.99
Granted	134	48.73
Exercised	(170)	25.80
Cancelled	(107)	43.63

Outstanding at March 31, 2007	6,157	35.39	6.7	$71,972

Exercisable at March 31, 2007	3,447	$27.72	6.3	$66,720

     The Company defines in-the-money options at March 31, 2007 as options that had exercise prices that were lower than the $47.08 closing market price of its common stock at that date. The aggregate intrinsic value of options outstanding at March 31, 2007 is calculated as the difference between the exercise price of the underlying options and the market price of its common stock for the 4,457,975 shares that were in-the-money at that date. The total intrinsic value of options exercised during the first quarter of 2007 was $3,950,000 determined as of the exercise dates. The total fair value (using Black-Scholes-Merton Model) of shares vested during the first quarter of 2007 was $4,968,000. The Company also had 80,000 shares of Deferred Issuance Restricted Stock awards and 194,080 shares of restricted stock outstanding as of March 31, 2007 that have not been reflected in the table above.
     Additional information about stock options outstanding at March 31, 2007 with exercise prices less than or above $47.08, the closing price as of March 31, 2007, is as follows (in thousands, except per share data):

	Exercisable		Unexercisable		Total
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
As of March 31, 2007	Shares	Price	Shares	Price	Shares	Price
In-the-Money	3,261	$26.45	1,197	$39.12	4,458	$29.85
Out-of-the-Money	186	50.12	1,513	49.91	1,699	49.93

Total Options Outstanding	3,447		2,710		6,157

     A summary of the Company’s unvested stock options at March 31, 2007, including the associated fair value of the awards using the Black-Scholes-Merton Model, and changes during the quarter then ended is as follows (in thousands, except per share data and number of years):

			Weighted
			Average
		Weighted Average	Remaining
	Number of	Grant-Date	Contractual
	Shares	Fair Value	Life (Years)
Non-vested at December 31, 2006	2,959	$19.51
Granted	134	17.66
Vested	(278)	17.87
Forfeited	(105)	19.13

Non-vested at March 31, 2007	2,710	$19.73	7.3

     Changes in stockholders’ equity for the three months ended March 31, 2007 were as follows (in thousands):

Balance at December 31, 2006	$570,208
Net income	21,475
Cumulative effect adjustment upon adoption of FIN No. 48	(962)
Other comprehensive income, net	83
Net proceeds from the issuance of common stock	4,402
Purchase of common stock by board members	34
Cancellation of restricted stock awards	(46)
Stock-based compensation expense — restricted stock	832
Stock-based compensation expense — all other	4,285
Stock-based compensation — net capitalized to inventory	(320)
Tax benefit from the exercise of stock options	1,342

Balance at March 31, 2007	$601,333

Note 10 — Litigation
     The Company is a party to the following litigation and may be involved in other litigation in the ordinary course of business. The Company intends to vigorously defend its interests in this matter. The Company expects that the resolution of this matter will not have a material adverse effect on its business, financial condition or results of operations. However, due to the uncertainties inherent in litigation, no assurance can be given as to the outcome of these proceedings.
Digene Corporation
     In December 2006, Digene Corporation (“Digene”) filed a demand for binding arbitration against Roche with the International Centre for Dispute Resolution of the American Arbitration Association in New York. Digene’s arbitration demand challenges the validity of the February 2005 supply and purchase agreement between the Company and Roche. Under the supply and purchase agreement, Roche manufactures and supplies the Company with human papillomavirus (“HPV”) oligonucleotide products. Digene’s demand asserts, among other things, that Roche materially breached a cross-license agreement between Roche and Digene by granting the Company an improper sublicense and seeks a determination that the supply and purchase agreement is null and void. The Company is not named as a party to Digene’s arbitration and Digene has declined the Company’s request to join the arbitration. The Company has been informed that the arbitrators who will hear the arbitration had not been selected as of April 30, 2007.
     On December 8, 2006, the Company filed a complaint in the Superior Court of the State of California for the County of San Diego naming Digene as defendant and the Roche entities as nominal defendants. On February 23, 2007, the Company filed a first amended complaint, which seeks a declaratory judgment that the supply and purchase agreement is valid and does not constitute a license or sublicense of the patents covered by the cross-license agreement between Roche and Digene. On March 26, 2007, Digene filed a motion to dismiss the first amended complaint. On March 28, 2007, the Company filed a motion for summary judgment of the claim for declaratory relief asserted in the first amended complaint.
     The Company believes that the supply and purchase agreement is valid and that its purchases of HPV oligonucleotide products under the supply and purchase are and will be in accordance with applicable law. However, there can be no assurance that the matters will be resolved in favor of the Company.

Note 11 — Subsequent Events
     In April 2007, the Company received notification from the Internal Revenue Service that is has closed its examination of the Company’s tax returns for the years through 2004, resolving a number of issues, including research tax credits. In connection with the settlement, the Company expects to reverse previously accrued taxes which will reduce the Company’s tax provision for the three months ended June 30, 2007 by approximately $8,700,000.
     In April 2007, the Company entered into an exclusive collaboration agreement with 3M Company (“3M”) to develop and commercialize rapid nucleic acid tests to detect certain dangerous healthcare-associated infections such as methicillin-resistant Staphylococcus aureus. Under the terms of the agreement, Gen-Probe will be responsible for assay development, which 3M largely will fund. 3M will be responsible for integrating these assays onto one of its proprietary integrated instrument platforms. Gen-Probe will conduct bulk manufacturing of assays, while 3M will produce disposables for use on its instrument. 3M will manage clinicals trials and regulatory affairs, and handle global sales and marketing with co-promotion assistance from Gen-Probe’s sales representatives. 3M has agreed to pay milestones to Gen-Probe based on technical and commercial progress, and the companies will share profits from the sale of commercial products.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This report contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, which provides a “safe harbor” for these types of statements. To the extent statements in this report involve, without limitation, our expectations for growth, estimates of future revenue, expenses, profit, cash flow, balance sheet items or any other guidance on future periods, these statements are forward-looking statements. Forward-looking statements can be identified by the use of forward-looking words such as “believes,” “expects,” “hopes,” “may,” “will,” “plans,” “intends,” “estimates,” “could,” “should,” “would,” “continue,” “seeks” or “anticipates,” or other similar words, including their use in the negative. Forward-looking statements are not guarantees of performance. They involve known and unknown risks, uncertainties and assumptions that may cause actual results, levels of activity, performance or achievements to differ materially from any results, level of activity, performance or achievements expressed or implied by any forward-looking statement. We assume no obligation to update any forward-looking statements.
     The following information should be read in conjunction with our March 31, 2007 consolidated financial statements and related notes thereto included elsewhere in this quarterly report and with our consolidated financial statements and notes thereto for the year ended December 31, 2006 and the related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2006. We also urge you to review and consider our disclosures describing various risks that may affect our business, which are set forth under the heading “Risk Factors” in this quarterly report and in our Annual Report on Form 10-K for the year ended December 31, 2006.
Overview
     We are a global leader in the development, manufacture and marketing of rapid, accurate and cost-effective nucleic acid probe-based products used for the clinical diagnosis of human diseases and for screening of donated human blood. We also develop and manufacture nucleic acid probe-based products for the detection of harmful organisms in the environment and in industrial processes. We have over 24 years of nucleic acid detection research and product development experience, and our products, which are based on our patented nucleic acid testing, or NAT, technology, are used daily in clinical laboratories and blood collection centers in countries throughout the world.
     We have achieved strong growth since 2002 in both revenues and earnings due to the success of our clinical diagnostic products for sexually transmitted diseases, or STDs, and our blood screening products that are used to detect the presence of human immunodeficiency virus (type 1), or HIV-1, hepatitis C virus, or HCV, hepatitis B virus, or HBV, and West Nile Virus, or WNV. Under our collaboration agreement with Novartis Vaccines and Diagnostics, Inc., or Novartis, formerly known as Chiron Corporation, we are responsible for the research, development, regulatory process and manufacturing of our blood screening products, while Novartis is responsible for marketing, sales, distribution and service of those products.
     We are currently developing future nucleic acid probe-based products that we hope to introduce in the clinical diagnostic, blood screening and industrial microbiology testing markets, including products for the detection of human papillomavirus, or HPV, and for measuring markers for prostate cancer.
Recent Events
Financial Results
     Product sales for the first quarter of 2007 were $87.2 million, compared to $78.5 million in the same period of the prior year, an increase of 11%. Total revenues for the first quarter of 2007 were $101.1 million, compared to $86.3 million in the same period of the prior year, an increase of 17%. Net income for the first quarter of 2007 was $21.5 million ($0.40 per diluted share), compared to $14.2 million ($0.27 per diluted share) in the same period of the prior year.
Corporate Collaborations
     In April 2007, we entered into an exclusive collaboration agreement with 3M Company, or 3M, to develop and commercialize rapid nucleic acid tests to detect certain dangerous healthcare-associated infections, such as methicillin-resistant Staphylococcus aureus. Under the terms of the agreement, we will be responsible for assay development, which 3M largely will fund. 3M will be responsible for integrating these assays onto one of its proprietary integrated instrument platforms. We will conduct bulk manufacturing of assays, while 3M will produce disposables for use on its instrument. 3M will manage clinical trials and regulatory affairs, and will handle global sales and marketing with co-promotion assistance from our sales representatives. 3M has agreed to pay milestones to us based on technical and commercial progress, and we will share profits from the sale of commercial products.

     In November 2006, we entered into an exclusive development and supply agreement with 3M to develop, manufacture and market innovative NAT products to enhance food safety and increase the efficiency of testing for food producers. Under the terms of the agreement, 3M is responsible for developing sample processing methods that will be used with our NAT assays. 3M will be responsible for obtaining the necessary regulatory approvals and commercializing the products. We are responsible for assay development and manufacturing. 3M has agreed to make milestone payments to us based on technical progress, and to provide funding for assay development.
     Product Development
     In March 2007, the Food and Drug Administration, or FDA, approved our Procleix TIGRIS System, to screen donated blood, organs and tissues for WNV using the Procleix WNV assay. The fully automated, high throughput Procleix TIGRIS can process 1,000 blood samples in about 14 hours. This level of productivity facilitates “individual donor testing,” which increases screening sensitivity and blood safety. Blood testing sites typically screen for WNV using pooled samples; however, when predetermined WNV prevalence triggers are met in their geographic areas, they switch to individual donor testing.
     In January 2007, the U.S. Army Medical Research and Material Command, which actively manages research programs for the Department of Defense, granted us a $2.5 million award for the development of improved cancer diagnostic assays.
Revenues
     We derive revenues from three primary sources: product sales, collaborative research revenue and royalty and license revenue. The majority of our revenues come from product sales, which consist primarily of sales of our NAT assays tested on our proprietary instruments that serve as the analytical platform for our assays. We recognize as collaborative research revenue payments we receive from Novartis for the products provided under our collaboration agreement with Novartis prior to regulatory approval, and the payments we receive from Novartis and other collaboration partners for research and development activities. Our royalty and license revenues reflect fees paid to us by Bayer Corporation, or Bayer, and other third parties for the use of our proprietary technology. For the first quarter of 2007, product sales, collaborative research revenues, and royalty and license revenues equaled 86%, 2% and 12%, respectively, of our total revenues of $101.1 million. For the same period in the prior year, product sales, collaborative research revenues, and royalty and license revenues equaled 91%, 8%, and 1%, respectively, of our total revenues of $86.3 million.
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
     We supply NAT assays for use in screening blood donations intended for transfusion. Our primary blood screening product in the United States detects HIV-1 and HCV in donated human blood. Our blood screening assays and instruments are marketed worldwide through our collaboration with Novartis under the Procleix and Ultrio trademarks. We recognize product sales from the manufacture and shipment of tests for screening donated blood at the contractual transfer prices specified in our collaboration agreement with Novartis for sales to end-user blood bank facilities located in countries where our products have obtained governmental approvals. Blood screening product sales are then adjusted monthly corresponding to Novartis’ payment to us of amounts reflecting our ultimate share of net revenue from sales by Novartis to the end user, less the transfer price revenues previously recorded. Net sales are ultimately equal to the sales of the assays by Novartis to third parties, less freight, duty and certain other adjustments specified in our collaboration agreement with Novartis, as amended, multiplied by our share of the net revenue. Our share of net revenues from commercial sales of assays that include a test for HCV is 45.75% under our collaboration agreement with Novartis. With respect to commercial sales of blood screening assays under our collaboration agreement with Novartis that do not include a test for HCV, such as the WNV assay, we receive 50% of net revenues after deduction of appropriate expenses. Our costs related to these products after commercialization primarily include manufacturing costs.
     Collaborative research revenue
     Under our collaboration agreement with Novartis, we have responsibility for research, development and manufacturing of the blood screening products covered by the agreement, while Novartis has responsibility for marketing, distribution and service of the blood screening products worldwide.

     We have recorded revenues related to use of our blood screening products in the United States and other countries in which the products have not received regulatory approval as collaborative research revenue because of price restrictions applied to these products prior to FDA license approval in the United States and similar approvals in foreign countries. In December 2005, the FDA granted marketing approval for our WNV assay on our enhanced semi-automated instrument system, or eSAS, to screen donated human blood. In the first quarter of 2006, upon shipment of FDA-approved and labeled product, we changed the recognition of prospective sales of the WNV assay for use on eSAS from collaborative research revenue to product sales.
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
     Royalty and license revenue
     We recognize revenue for royalties due to us upon the manufacture, sale or use of our products or technologies under license agreements with third parties. For those arrangements where royalties are reasonably estimable, we recognize revenue based on estimates of royalties earned during the applicable period and adjust for differences between the estimated and actual royalties in the following period. Historically, these adjustments have not been material. For those arrangements where royalties are not reasonably estimable, we recognize revenue upon receipt of royalty statements from the applicable licensee. Non-refundable license fees are recognized over the related performance period or at the time that we have satisfied all performance obligations.
Cost of product sales
     Cost of product sales includes direct material, direct labor, and manufacturing overhead associated with the production of inventories. Other components of cost of product sales include royalties, warranty costs, instrument and software amortization and allowances for scrap.
     In addition, we manufacture significant quantities of raw materials, development lots, and clinical trial lots of product prior to receiving FDA approval for commercial sale. There were no large-scale blood screening development lots produced in the first quarter of either 2007 or 2006. The majority of costs associated with development lots are classified as research and development, or R&D, expense. The portion of a development lot that is manufactured for commercial sale outside the United States is capitalized to inventory and classified as cost of product sales upon shipment.
     Our blood screening manufacturing facility has operated, and will continue to operate, below its potential capacity for the foreseeable future. A portion of this available capacity is utilized for R&D activities as new product offerings are developed for commercialization. As a result, certain operating costs of our blood screening manufacturing facility, together with other manufacturing costs for the production of pre-commercial development lot assays that are delivered under the terms of an Investigational New Drug, or IND, application are classified as R&D expense prior to FDA approval.
     A portion of our blood screening revenues is from sales of TIGRIS instruments to Novartis, which totaled $2.0 million and $3.6 million, during the first quarter of 2007 and 2006, respectively. Under our collaboration agreement with Novartis, we sell TIGRIS instruments to them at prices that approximate cost. These instrument sales, therefore, negatively impact our gross margin percentage in the periods when they occur, but are a necessary precursor to increased sales of blood screening assays in the future.
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

     R&D expenses include the costs of raw materials, development lots and clinical trial lots of products that we manufacture. These costs are dependent on the status of projects under development and may vary substantially between quarterly or annual reporting periods. We expect to incur additional costs associated with the manufacture of development lots and clinical trial lots for our blood screening products, further development of our TIGRIS instrument, initial development of a fully automated system for low and mid-volume laboratories, as well as for the development of assays for PCA3, HPV and for industrial applications.
Critical accounting policies and estimates
     Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, the collectibility of accounts receivable, valuation of inventories, long-lived assets, including license and manufacturing access fees, patent costs and capitalized software, income tax and valuation of stock-based compensation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, which form the basis for making judgments about the carrying values of assets and liabilities. Senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of our Board of Directors. Actual results may differ from these estimates.
     We believe there have been no significant changes during the first quarter of 2007 to the items that we disclosed as our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2006, except for the item discussed below.
     New accounting requirement
     Effective January 1, 2007, we adopted Financial Accounting Standards Board, or FASB, Interpretation No. 48 “Accounting for Uncertainty in Income Taxes — an interpretation of SFAS No. 109”, or FIN No. 48, which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN No. 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. In accordance with the transition guidance provided by FIN No. 48, we made an adjustment of $1.0 million for the net impact of the change in guidance. The adjustment was accounted for as a reduction in the beginning balance of retained earnings and an increase in the beginning balance of net tax liabilities. We do not anticipate that the adoption of FIN No. 48 will have a material effect on our statements of income and effective tax rate in future periods.

Results of Operations

	Three Months Ended
	March 31,		Change
	2007	2006	Amount	%
	(In millions, except per share data)
Statement of income:
Revenues:
Product sales	$87.2	$78.5	$8.7	11%
Collaborative research revenue	2.4	6.9	(4.5)	(65%)
Royalty and license revenue	11.5	0.9	10.6	1178%

Total revenues	101.1	86.3	14.8	17%
Operating expenses:
Cost of product sales	29.2	26.6	2.6	10%
Research and development	20.3	19.3	1.0	5%
Marketing and sales	9.5	8.9	0.6	7%
General and administrative	11.3	10.7	0.6	6%

Total operating expenses	70.3	65.5	4.8	7%

Income from operations	30.8	20.8	10.0	48%

Total other income, net	2.6	1.7	0.9	53%
Income tax expense	11.9	8.3	3.6	43%

Net income	$21.5	$14.2	$7.3	51%

Net income per share
Basic	$0.41	$0.28	$0.13	46%
Diluted	$0.40	$0.27	$0.13	48%
Weighted average shares outstanding
Basic	52.2	51.2
Diluted	53.6	52.9
     Amounts and percentages in this table and throughout our discussion and analysis of financial conditions and results of operations may reflect rounding adjustments. Percentages have been rounded to the nearest whole percentage.
     Product sales
     Product sales increased 11% to $87.2 million in the first quarter of 2007, from $78.5 million in the first quarter of 2006. The $8.7 million increase was primarily attributed to $4.3 million in higher blood screening assay sales and $9.5 million in higher APTIMA assay sales, partially offset by $2.8 million in lower instrument sales and a $2.9 million decrease in PACE product sales. Revenues from all other product lines increased a combined $0.6 million from the first quarter of 2006. Blood screening related sales, including assay, instrument, and ancillary sales, represented $39.6 million, or 45% of product sales, in the first quarter of 2007, compared to $38.4 million, or 49% of product sales in the first quarter of 2006. The increase in blood screening related sales during the first quarter of 2007 was principally attributed to the approval and commercial launch of our WNV assay, international expansion of Procleix Ultrio (HIV-1/HCV/HBV) assay sales, offset by decreased instrument sales to Novartis. Our share of blood screening revenues is based upon sales of assays by Novartis, blood donation levels and the related price per donation. In 2006, growth of United States blood donation volumes screened using the Procleix HIV-1/HCV assay was relatively flat, as was the related pricing. Diagnostic product sales, including assay, instrument, and ancillary sales, represented $47.6 million, or 55% of product sales, in the first quarter of 2007, compared to $40.2 million, or 51% of product sales in the first quarter of 2006. This increase was primarily driven by volume gains in our APTIMA product line as the result of PACE conversions, market share gains attributed to the assays’ clinical performance and the availability of our fully automated TIGRIS instrument. Average pricing related to our primary APTIMA products remained consistent with 2006 levels.
     We expect increased competitive pressures related to our STD and blood screening products in the future, primarily as a result of the introduction by others of competing products, and continuing pricing pressure as it relates to the STD market.
     Collaborative research revenue
     Collaborative research revenue decreased 65% in the first quarter of 2007 from the first quarter of 2006. The $4.5 million decrease was primarily the result of a $4.5 million decrease in revenue from Novartis related to deliveries of WNV tests on a “cost recovery”

basis in the first quarter of 2006 (now recorded as product sales), a $0.3 million decrease in reimbursements for expenses from Novartis for WNV assay development research, a $0.3 million decrease in revenue for shipments of discriminatory HBV, or dHBV, assays and a $0.3 million decrease in revenue for reimbursement from Millipore as the first assay under our collaboration is moving out of the development phase and into commercialization. These decreases were partially offset by a $0.6 million increase in revenue from the U.S. Army Medical Research and Material Command for the development of improved cancer diagnostic assays and a $0.2 million increase in revenue from 3M related to our food testing program.
     Collaborative research revenue tends to fluctuate based on the amount of research services performed, the status of projects under collaboration and the achievement of milestones. Under the terms of our collaboration agreement with Novartis, a milestone payment of $10.0 million is due to us in the future if we obtain full FDA approval of our Procleix Ultrio assay for blood screening use on the TIGRIS instrument. Also, milestone payments from 3M are due to us in the future upon achievement of technological and commercial milestones. There is no guarantee we will achieve these milestones and receive the associated payments under these agreements.
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
     Royalty and license revenue
     Royalty and license revenue increased $10.6 million in the first quarter of 2007 from the first quarter of 2006. The increase was principally attributed to a $10.3 million royalty payment from Bayer as part of our 2006 settlement agreement.
     Royalty and license revenue may fluctuate based on the nature of the related agreements and the timing of receipt of license fees. For example, during the first quarter of 2007, our royalty and license revenue increased substantially, primarily as a result of a royalty payment from Bayer as part of our 2006 settlement agreement. Results in any one period are not necessarily indicative of results to be achieved in the future. In addition, our ability to generate additional royalty and license revenue will depend, in part, on our ability to market and capitalize on our technologies. We may not be able to do so and future royalty and license revenue may decline.
     Cost of product sales
     Cost of product sales increased 10% in the first quarter of 2007 from the first quarter of 2006. The $2.6 million increase was principally attributed to higher scrap provisions ($1.1 million), increased amortization of stock-based compensation expense ($0.9 million) and higher instrument amortization costs ($0.5 million).
     Our gross profit margin as a percentage of product sales increased to 67% in the first quarter of 2007, from 66% in the first quarter of 2006. The increase in gross profit margin percentage was principally attributed to decreased sales of lower-margin instruments, including TIGRIS instruments and spare parts, and higher donation revenues associated with commercial sales of the WNV assay in the United States. These benefits were partially offset by additional scrap expense compared to the prior year period, increased amortization of stock-based compensation expense, and changes in production volumes.
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
     We anticipate that our blood screening customers’ requirements for smaller pool sizes or ultimately individual donor testing of blood samples will result in lower gross margin percentages, as additional tests would be required to deliver the sample results. We are not able to accurately predict the timing and extent to which our gross margin percentage will be negatively affected as a result of smaller pool sizes or individual donor testing, which depends on associated price changes. In general, international pool sizes are smaller than domestic pool sizes and, therefore, growth in blood screening revenues attributed to international expansion has led and will lead to lower gross margin percentages.

     Research and development
     Our R&D expenses include salaries and other personnel-related expenses, outside services, laboratory and manufacturing supplies, pre-commercial development lots and clinical evaluation trials. R&D expenses increased 5% in the first quarter of 2007 from the first quarter of 2006. The $1.0 million increase was primarily due to an increase in expenses associated with our new building ($1.4 million), partially offset by a decrease in stock-based compensation expense ($0.5 million).
     Marketing and sales
     Our marketing and sales expenses include salaries and other personnel-related expenses, promotional expenses, and outside services. Marketing and sales expenses increased 7% in the first quarter of 2007 from the first quarter of 2006. The $0.6 million increase was primarily due to increased expenses associated with our new building ($0.3 million) and an increase in spending for marketing evaluations related to the European Union, or EU, launch of our PCA3 assay ($0.2 million).
     General and administrative
     Our general and administrative, or G&A, expenses include salaries and other personnel-related expenses for finance, legal, strategic planning and business development, public relations and human resources, as well as professional fees for legal, patents and auditing services. G&A expenses increased 6% in the first quarter of 2007 from the first quarter of 2006. The $0.6 million increase was primarily the result of higher executive recruiting and relocation fees ($0.6 million) and higher expenses associated with our new building ($0.6 million). These increases were partially offset by a decrease in professional fees associated with our two patent infringement lawsuits against Bayer, which we settled in 2006 ($0.7 million).
     Total other income, net
     Total other income, net, generally consists of investment and interest income. The $0.9 million net increase in the first quarter of 2007 from the first quarter of 2006 was primarily due to an increase in interest income resulting from higher average balances of our short-term investments and higher yields on our investment portfolio.
     Income tax expense
     Income tax expense increased to $11.9 million, or 35.6% of pretax income, in the first quarter of 2007, from $8.3 million or 37.0% of pretax income, in the first quarter of 2006. The decrease in our effective tax rate was principally attributed to increases in our tax exempt interest income and benefits from the federal domestic manufacturing deduction. Excluding the expected favorable effect related to completion of a U.S. Federal audit in April 2007, the Company currently estimates its annual effective income tax rate to be approximately 35.0% to 36.0% for 2007, compared to the actual 36.0% effective income tax rate in 2006.
Liquidity and capital resources
(In thousands)

	March 31,	December 31,
	2007	2006
Cash, cash equivalents and short-term investments	$319,668	$289,913
Working capital	$387,156	$342,062
Current ratio	11:1	8:1
     The change in current ratio from December 31, 2006 to March 31, 2007, was principally attributed to a reclassification of $14.0 million in income tax payable from current to non-current resulting from the adoption of FIN No. 48 as of January 1, 2007.

	Three Months Ended
	March 31,
	2007	2006	$ Change
Cash provided by (used in):
Operating activities	$31,876	$28,755	$3,121
Investing activities	(58,055)	(30,410)	27,645
Financing activities	5,686	13,843	(8,157)
Purchases of property, plant and equipment (included in investing activities above)	$(5,894)	$(17,768)	$(11,874)

     Historically, we have financed our operations through cash from operations, including cash received from collaborative research agreements, royalty and license fees, and cash from capital contributions. At March 31, 2007, we had $319.7 million of cash and cash equivalents and short-term investments.
     The $3.1 million increase in net cash provided by operating activities during the first quarter of 2007 from the first quarter of 2006 was primarily due to higher net income ($7.2 million) and a net increase in income tax payable, including the adoption of FIN No. 48, during the first quarter of 2007 ($4.0 million). These increases were partially offset by an overall net increase in prepaid expenses ($5.7 million), an increase in trade accounts receivable growth ($5.2 million) and a decrease in excess tax benefits related to employee stock options ($3.1 million).
     The $27.6 million increase in net cash used in investing activities during the first quarter of 2007 from the first quarter of 2006 included an increase in purchases (net of sales) of short-term investments ($39.2 million), partially offset by a decrease in capital expenditures ($11.9 million). The increase in purchases of short-term investments was driven by the reinvestment of excess cash generated by operating activities as well as proceeds from the exercise of stock options. The decline in capital expenditures was primarily due to the completion of construction of our new building in 2006.
     The $8.2 million decrease in net cash provided by financing activities during the first quarter of 2007 from the first quarter of 2006 was principally attributed to a decrease in proceeds from the exercise of stock options ($5.0 million) as well as a decrease in the associated excess tax benefits ($3.1 million). On a going-forward basis, cash from financing activities will continue to be affected by proceeds from the exercise of stock options and receipts from sales of stock under our Employee Stock Purchase Plan, or ESPP. We expect fluctuations to occur throughout the year, as the amount and frequency of stock-related transactions are dependent upon the market performance of our common stock, along with other factors.
     We have an unsecured bank line of credit agreement with Wells Fargo Bank, N.A., which expires in July 2007, under which we may borrow up to $10.0 million at the bank’s prime rate, or at LIBOR plus 1.0%. We have not taken advances against the line of credit since its inception. The line of credit agreement requires us to comply with various financial and restrictive covenants. As of March 31, 2007, we were in compliance with all covenants.
     In May 2006, we completed construction of an additional building on our main San Diego campus. This new building consists of an approximately 292,000 square foot shell and currently has 214,000 square feet built-out with interior improvements. Approximately 78,000 square feet of unimproved expansion space remains to accommodate future growth. Construction costs as of March 31, 2007 were approximately $46.3 million. These costs were capitalized as incurred and depreciation commenced upon our move-in during May 2006. In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — an Amendment of Accounting Research Bulletin No. 43, Chapter 4”, or SFAS No. 151, clarifying the accounting for idle facility expense to be recognized as a current-period charge. Costs associated with our San Diego campus are generally allocated based on square feet. Costs that are allocated to expansion space are expensed in the period incurred in accordance with SFAS No. 151.
     We implemented a new ERP system that cost approximately $4.9 million in 2004. We incurred $3.3 and $2.9 million in additional costs in 2006 and 2005, respectively. We expect to incur approximately $2.0 million in costs in 2007 for further enhancements to our ERP system.
     Contractual obligations and commercial commitments
     Our contractual obligations due to lessors for properties that we lease, as well as amounts due for purchase commitments and collaborative agreements as of March 31, 2007 were as follows (in thousands):

	Total	2007	2008	2009	2010	Thereafter
Operating leases (1)	$887	$650	$167	$70	$—	$—
Material purchase commitments (2)	20,923	20,923	—	—	—	—
Collaborative commitments (3)	14,775	1,960	10,765	1,400	650	—

Total (4)	$36,585	$23,533	$10,932	$1,470	$650	$—

(1)	Reflects obligations on facilities under operating leases in place as of March 31, 2007. Future minimum lease payments are included in the table above.

(2)
Amounts represent our minimum purchase commitments from two key vendors for TIGRIS instruments and raw materials used in manufacturing. Of the $15.4 million expected to be used to purchase TIGRIS instruments, we anticipate that approximately $9.0 million will be sold to Novartis.

(3)
In addition to the minimum payments due under our collaborative agreements included in the table above, we may be required to pay up to $10.0 million in milestone payments, plus royalties on net sales of any products using specified technology. Also, we may soon commit to spend up to $6.0 million in R&D costs to develop a new instrument platform designed for mid to low volume customers.

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

     Additionally, we have liabilities for deferred employee compensation which totaled $2.8 million at March 31, 2007. The payments related to the deferred compensation are not included in the table above because they are typically dependent upon when certain key employees retire or otherwise terminate their employment. At this time, we cannot reasonably predict when these events may occur.
     Our primary short-term needs for capital, which are subject to change, include continued R&D of new products, costs related to commercialization of products and purchases of TIGRIS instruments for placement with our customers. Certain R&D costs may be funded under collaboration agreements with partners.
     We believe that our available cash balances, anticipated cash flows from operations and proceeds from stock option exercises will be sufficient to satisfy our operating needs for the foreseeable future. However, we operate in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, we may in the future be required to raise additional funds through the sale of equity or debt securities or from additional credit facilities. Additional capital, if needed, may not be available on satisfactory terms, if at all. Further, debt financing may subject us to covenants restricting our operations. In August 2003, we filed a Form S-3 shelf registration statement with the SEC relating to the possible future sale of up to an aggregate of $150 million of debt or equity securities. To date, we have not raised any funds under this registration statement.
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

     Foreign Currency Exchange Risk
     Although the majority of our revenue is realized in United States dollars, some portions of our revenue are realized in foreign currencies. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. The functional currency of our wholly owned subsidiaries is the British pound. Accordingly, the accounts of these operations are translated from the local currency to the United States dollar using the current exchange rate in effect at the balance sheet date for the balance sheet accounts, and using the average exchange rate during the period for revenue and expense accounts. The effects of translation are recorded in “accumulated other comprehensive income (loss)” as a separate component of stockholders’ equity.
     We are exposed to foreign exchange risk for expenditures in certain foreign countries, but the total receivables and payables denominated in foreign currencies as of March 31, 2007 were not material. Under our collaboration agreement with Novartis, a growing portion of blood screening product sales is from western European countries. As a result, our international blood screening product sales are affected by changes in the foreign currency exchange rates of those countries where Novartis’ business is conducted in Euros or other local currencies. We do not enter into foreign currency hedging transactions to mitigate our exposure to foreign currency exchange risks. Based on international blood screening product sales during the first quarter of 2007, a 10% movement of currency exchange rates would result in a blood screening product sales increase or decrease of approximately $4.9 million annually. We believe that our business operations are not exposed to market risk relating to commodity prices.
Item 4. Controls and Procedures
     As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the quarter ended March 31, 2007.
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
     There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
     We maintain disclosure controls and procedures and internal controls that are designed to ensure that information required to be disclosed in our current and periodic reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures and internal controls, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     A description of our material pending legal proceedings is disclosed in Note 10 — Litigation, of the Notes to Consolidated Financial Statements included in Item 1 of Part I of this report and is incorporated by reference herein. We are also engaged in other legal actions arising in the ordinary course of our business and believe that the ultimate outcome of these actions will not have a material adverse effect on our business, financial condition or results of operations. However, due to the uncertainties inherent in litigation, no assurance can be given as to the outcome of these proceedings. If any of these matters were resolved in a manner unfavorable to us, our business, financial condition and results of operations would be harmed.
Item 1A. Risk Factors
     The following information sets forth facts that could cause our actual results to differ materially from those contained in forward-looking statements we have made in this Quarterly Report and those we may make from time to time. We have marked with an asterisk those risk factors that reflect substantive changes from the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2006.
Our quarterly revenue and operating results may vary significantly in future periods and our stock price may decline.*
     Our operating results have fluctuated in the past and are likely to continue to do so in the future. Our revenues are unpredictable and may fluctuate due to changes in demand for our products, the timing of the execution of customer contracts, the timing of milestone payments, or the failure to achieve and receive the same, and the initiation or termination of corporate collaboration agreements. A significant portion of our costs also can vary substantially between quarterly or annual reporting periods. For example, the total amount of research and development costs in a period often depends on the amount of costs we incur in connection with manufacturing developmental lots and clinical trial lots. Moreover, a variety of factors may affect our ability to make accurate forecasts regarding our operating results. For example, our new blood screening products and some of our clinical diagnostic products have a relatively limited sales history, which limits our ability to project future sales and the sales cycles accurately. In addition, we base our internal projections of our blood screening product sales and international sales of diagnostic products on projections prepared by our distributors of these products and therefore we are dependent upon the accuracy of those projections. Because of all of these factors, our operating results in one or more future quarters may fail to meet or exceed financial guidance we may provide from time to time and the expectations of securities analysts or investors, which could cause our stock price to decline. In addition, the trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about our business and that of our competitors.
We are dependent on Novartis and other third parties for the distribution of some of our products. If any of our distributors terminates its relationship with us or fails to adequately perform, our product sales will suffer.*
     We rely on Novartis to distribute our blood screening products and Siemens to distribute some of our clinical diagnostic products for the detection of viral mircoorganisms. Commercial product sales by Novartis accounted for 39% of our total revenues for the first quarter of 2007 and 43% of our total revenues for 2006. As of March 31, 2007, we believe our collaboration agreement with Novartis will terminate in 2012 unless extended by the development of new products under the agreement, in which case the agreement will expire upon the later of the end of the original term or five years after the first commercial sale of the last new product developed during the original term. We do not know what effect, if any, Novartis’ recent acquisition of Chiron, our original corporate partner, will have on our blood screening collaboration.
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
     Our agreement with Siemens (as assignee of Bayer) for the distribution of certain of our products will terminate in 2010. In November 2002, we initiated an arbitration proceeding against Bayer in connection with our clinical diagnostic collaboration. We recently entered into a settlement agreement with Bayer regarding this arbitration and the patent litigation between the parties. Under the terms of the settlement agreement, the parties submitted a stipulated final award adopting the arbitrator’s prior interim and supplemental awards, except that Bayer was no longer obligated to reimburse us $2.0 million for legal expenses previously awarded in the arbitrator’s June

5, 2005 Interim Award. The arbitrator determined that the collaboration agreement be terminated, as we requested, except as to the qualitative HCV assays and as to quantitative ASRs for HCV. Siemens retains the co-exclusive right to distribute the qualitative HCV tests and the exclusive right to distribute the quantitative HCV ASR. As a result of a termination of the agreement, we re-acquired the right to develop and market future viral assays that had been previously reserved for Siemens. The arbitrator’s March 3, 2006 supplemental award determined that we are not obligated to pay an initial license fee in connection with the sale of the qualitative human immunodeficiency virus and HCV assays and that we will be required to pay running sales royalties, at rates we believe are generally consistent with rates paid by other licensees of the relevant patents.
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
If our TIGRIS instrument reliability does not meet market expectations, we may be unable to retain our existing customers and attract new customers.*
      Complex diagnostic instruments such as our TIGRIS instrument typically require operating and reliability improvements following their initial introduction. We have initiated an in-service reliability improvement program for our TIGRIS instrument. However, this program may not result in the desired improvements in operating reliability of the instrument. If the reliability improvement program does not result in improved instrument reliability, we are likely to incur greater than anticipated service expenses. Additionally, failure to resolve reliability issues could limit market acceptance of the instrument, adversely affect our reputation, and prevent us from retaining our existing customers or attracting new customers.

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
     The development of new or enhanced products is a complex and uncertain process requiring the accurate anticipation of technological and market trends, as well as precise technological execution. In addition, the successful development of new products will depend on the development of new technologies. We may be required to undertake time-consuming and costly development activities and to seek regulatory approval for these new products. We may experience difficulties that could delay or prevent the successful development, introduction and marketing of these new products. For example, we have experienced delays in FDA clearance for our TIGRIS instrument for blood screening with the Procleix Ultrio assay. Regulatory clearance or approval of these and any other new products may not be granted by the FDA or foreign regulatory authorities on a timely basis, or at all, and these and other new products may not be successfully commercialized.
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
Disruptions in the supply of raw materials and consumable goods or issues associated with the quality thereof from our single source suppliers, including Roche Molecular Biochemicals, which is an affiliate of one of our primary competitors, could result in a significant disruption in sales and profitability.*
     We purchase some key raw materials and consumable goods used in the manufacture of our products from single-source suppliers. We may not be able to obtain supplies from replacement suppliers on a timely or cost-effective basis or not at all. A reduction or stoppage in supply while we seek a replacement supplier would limit our ability to manufacture our products, which could result in a significant reduction in sales and profitability. In addition, an impurity or variation in a raw material, either unknown to us or incompatible with our products, could significantly reduce our ability to manufacture products. Our inventories may not be adequate to meet our production needs during any prolonged interruption of supply. We also have single source suppliers for proposed future products. Failure to maintain existing supply relationships or to obtain suppliers for our future products, if any, on commercially reasonable terms would prevent us from manufacturing our products and limit our growth.
     Our current supplier of certain key raw materials for our amplified NAT assays, pursuant to a fixed-price contract, is Roche Molecular Biochemicals. We have a supply and purchase agreement for DNA oligonucleotides for human papillomavirus with Roche Molecular Systems. Each of these entities is an affiliate of Roche Diagnostics GmbH, one of our primary competitors. We currently are involved in litigation with Digene regarding the supply and purchase agreement with Roche Molecular Systems. Digene has filed a demand for binding arbitration against Roche that challenges the validity of the supply and purchase agreement. Digene’s demand asserts, among other things, that Roche materially breached a cross-license agreement between Roche and Digene by granting us an improper sublicense and seeks a determination that the supply and purchase agreement is null and void. There can be no assurance that the matter will be resolved in our favor.

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
Because we depend on a small number of customers for a significant portion of our total revenues, the loss of any of these customers or any cancellation or delay of a large purchase by any of these customers could significantly reduce our revenues.*
     Historically, a limited number of customers has accounted for a significant portion of our total revenues, and we do not have any long-term commitments with these customers, other than our collaboration agreement with Novartis. Our blood screening collaboration with Novartis accounted for 41% of our total revenues for the first quarter of 2007 and 48% of our total revenues for 2006. Our blood screening collaboration with Novartis is largely dependent on two large customers in the United States, The American Red Cross and America’s Blood Centers, although we did not receive any revenues directly from those entities. Novartis was our only customer that accounted for greater than 10% of our total revenues for the first quarter of 2007. We also received a one-time royalty payment of $10.3 million from Bayer in the first quarter of 2007 pursuant to our settlement agreement. In addition, Laboratory Corporation of America Holdings, Quest Diagnostics Incorporated and various state and city public health agencies accounted for an aggregate of 20% of our total revenues in each of the first quarter of 2007 and the fiscal year 2006. Although state and city public health agencies are legally independent of each other, we believe they tend to act similarly with respect to their product purchasing decisions. We anticipate that our operating results will continue to depend to a significant extent upon revenues from a small number of customers. The loss of any of our key customers, or a significant reduction in sales to those customers, could significantly reduce our revenues.
Intellectual property rights on which we rely to protect the technologies underlying our products may be inadequate to prevent third parties from using our technologies or developing competing products.
     Our success will depend in part on our ability to obtain patent protection for, or maintain the secrecy of, our proprietary products, processes and other technologies for development of blood screening and clinical diagnostic products and instruments. Although we had more than 430 United States and foreign patents covering our products and technologies as of March 31, 2007, these patents, or any patents that we may own or license in the future, may not afford meaningful protection for our technology and products. The pursuit and assertion of a patent right, particularly in areas like nucleic acid diagnostics and biotechnology, involve complex determinations and, therefore, are characterized by substantial uncertainty. In addition, the laws governing patentability and the scope of patent coverage continue to evolve, particularly in biotechnology. As a result, patents might not issue from certain of our patent applications or from applications licensed to us. Our existing patents will expire by February 6, 2024 and the patents we may obtain in the future also will expire over time.
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
     We hold certain rights in the blood screening and clinical diagnostics fields under patents originally issued to Chiron (now Novartis) covering the detection of HIV. In February 2005, the U.S. Patent and Trademark Office declared two interferences related to U.S. Patent No. 6,531,276 (“Methods For Detecting Human Immunodeficiency Virus Nucleic Acid”) (the “’276 patent”), originally issued to Chiron (now Novartis). The first interference is between Novartis and Centocor, Inc., and pertains to Centocor’s U.S. Patent Application No. 06/693,866 (“Cloning and Expression of HTLV-III DNA”) (the “’866 application”). The second interference is between Novartis and Institut Pasteur, and pertains to Institut Pasteur’s U.S. Patent Application No. 07/999,410 (“Cloned DNA Sequences, Hybridizable with Genomic RNA of Lymphadenopathy-Associated Virus (LAV)”) (the “’410 application”). Novartis is the junior party in both interferences. If Novartis does not prevail in the proceedings, one or both of the senior parties may obtain patent rights covering the detection of HIV and those patent rights may cover our HIV tests. There can be no assurances as to the ultimate outcomes of these matters.
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

We are exposed to risks associated with acquisitions and other long-lived and intangible assets that may become impaired and result in an impairment charge.*
     As of March 31, 2007, we had approximately $231.2 million of long-lived assets, including $17.8 million of capitalized software relating to our TIGRIS instrument, goodwill of $18.6 million, a $2.5 million investment in Molecular Profiling Institute, Inc., a $7.0 million investment in Qualigen, Inc., and $51.3 million of capitalized license and manufacturing access fees, patents and purchased intangibles. Additionally, we had $64.8 million of land and buildings, $14.9 million of tenant improvements, $1.1 million of construction in-progress and $53.2 million of equipment and furniture and fixtures. The carrying amounts of long-lived and intangible assets are affected whenever events or changes in circumstances indicate that the carrying amount of any asset may not be recoverable. These events or changes might include a significant decline in market share, a significant decline in profits, rapid changes in technology, significant litigation, an inability to successfully deliver an instrument to the marketplace and attain customer acceptance or other matters. Adverse events or changes in circumstances may affect the estimated undiscounted future operating cash flows expected to be derived from long-lived and intangible assets. If at any time we determine that an impairment has occurred, we will be required to reflect the impaired value as a charge, resulting in a reduction in earnings in the quarter such impairment is identified and a corresponding reduction in our net asset value. A material reduction in earnings resulting from such a charge could cause us to fail to be profitable in the period in which the charge is taken or otherwise fail to meet the expectations of investors and securities analysts, which could cause the price of our stock to decline.
Future changes in financial accounting standards or practices or existing taxation rules or practices may cause adverse unexpected revenue or expense fluctuations and affect our reported results of operations.*
     A change in accounting standards or practices or a change in existing taxation rules or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and taxation rules and varying interpretations of accounting pronouncements and taxation practice have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. Our effective tax rate can also be impacted by changes in estimates of prior years’ items, past and future levels of research and development spending, the outcome of audits by federal, state and foreign jurisdictions and changes in overall levels of income before tax.
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
     Further, our business would be harmed if we fail to manage effectively the manufacture of our instruments. Because we place orders with our manufacturers based on forecasts of expected demand for our instruments, if we inaccurately forecast demand, we may be unable to obtain adequate manufacturing capacity or adequate quantities of components to meet our customers’ delivery requirements, or we may accumulate excess inventories.
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
     The FDA and governmental bodies in other countries have the authority to require the recall of our products if we fail to comply with relevant regulations pertaining to product manufacturing, quality, labeling, advertising, or promotional activities, or if new information is obtained concerning the safety of a product. Our assay products incorporate complex biochemical reagents and our instruments comprise complex hardware and software. We have in the past voluntarily recalled products, which, in each case, required us to identify a problem and correct it. Our products may be subject to additional recalls in the future. Although none of our past product recalls had a material adverse impact on our business, a future government-mandated recall, or a voluntary recall by us, could divert managerial and financial resources, could be more difficult and costly to correct, could result in the suspension of sales of our products, and could harm our financial results and our reputation.
Our sales to international markets are subject to additional risks.*
     Sales of our products outside the United States accounted for 18% of our total revenues for the first quarter of 2007 and 22% of our total revenues for 2006. Sales by Novartis of our blood screening products outside of the United States accounted for 76% of our international revenues for the first quarter of 2007 and 77% of our international revenues for 2006. Novartis has responsibility for the international distribution of our blood screening products, which includes sales in France, Australia, Singapore, New Zealand, South Africa, Italy and other countries. Our sales in France and Japan that were not made through Novartis accounted for 5% of our international sales in the first quarter of 2007 and for the year ended December 31, 2006.
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
If we fail to attract, hire and retain qualified personnel, we may not be able to design, develop, market or sell our products or successfully manage our business.*
     Competition for top management personnel is intense and we may not be able to recruit and retain the personnel we need. The loss of any one of our management personnel or our inability to identify, attract, retain and integrate additional qualified management personnel could make it difficult for us to manage our business successfully, attract new customers, retain existing customers and pursue our strategic objectives. Although we have employment agreements with our executive officers, we may be unable to retain our existing management. We do not maintain key person life insurance for any of our executive officers. The position of Vice President, Research and Development has been vacant since April 16, 2007.

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
     Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq Global Select Market rules, are creating uncertainty for companies such as ours. To maintain high standards of corporate governance and public disclosure, we have invested, and intend to invest, in all reasonably necessary resources to comply with evolving standards. These investments have resulted in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities and may continue to do so in the future.

Item 6. Exhibits

Exhibit
Number	Description
2.1(1)	Separation and Distribution Agreement, dated and effective as of May 24, 2002, and amended and restated as of August 6, 2002, by and between Chugai Pharmaceutical Co., Ltd. and Gen-Probe Incorporated.

3.1(1)	Form of Amended and Restated Certificate of Incorporation of Gen-Probe Incorporated.

3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Gen-Probe Incorporated.

3.3(3)	Form of Amended and Restated Bylaws of Gen-Probe Incorporated.

3.4(4)	Certificate of Elimination of the Series A Junior Participating Preferred Stock of Gen-Probe Incorporated.

4.1(1)	Specimen common stock certificate.

10.97†‡	Form of First Amendment to Employment Agreement (for Executive Vice Presidents and Vice Presidents).

10.98†‡	Gen-Probe Incorporated 2007 Executive Bonus Plan.

10.99†‡	Agreement between Gen-Probe Incorporated and Larry T. Mimms.

31.1†	Certification dated May 1, 2007, of Principal Executive Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification dated May 1, 2007, of Principal Financial Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification dated May 1, 2007, of Principal Executive Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification dated May 1, 2007, of Principal Financial Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith.

‡	Indicates management contract or compensatory plan, contract or arrangement.

(1)	Incorporated by reference to Gen-Probe’s Amendment No. 2 to Registration Statement on Form 10 filed with the SEC on August 14, 2002.

(2)	Incorporated by reference to Gen-Probe’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2004.

(3)	Incorporated by reference to Gen-Probe’s Report on Form 8-K filed with the SEC on February 14, 2007.

(4)	Incorporated by reference to Gen-Probe’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on February 23, 2007.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 1, 2007	By:	/s/ Henry L. Nordhoff

Henry L. Nordhoff
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

DATE: May 1, 2007	By:	/s/ Herm Rosenman

Herm Rosenman
Vice President — Finance and Chief Financial
Officer (Principal Financial Officer and
Principal Accounting Officer)