Form 10-Q
period 2007-06-30
GEN PROBE INC
filed 2007-08-07
CIK 820237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2007
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number 001-31279
GEN-PROBE INCORPORATED
(Exact Name of Registrant as Specified in Its Charter)

Delaware	33-0044608
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

10210 Genetic Center Drive
San Diego, CA	92121
(Address of Principal Executive Offices)	(Zip Code)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of July 31, 2007, there were 53,049,554 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

GEN-PROBE INCORPORATED

FORM 10-Q

Page
PART I
Item 1. Financial Statements	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosures about Market Risk	25
Item 4. Controls and Procedures	25
PART II
Item 1. Legal Proceedings	27
Item 1A. Risk Factors	27
Item 4. Submission of Matters to a Vote of Security Holders	42
Item 6. Exhibits	44
SIGNATURES	45
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

GEN-PROBE INCORPORATED
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30,	December 31,
	2007	2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$39,429	$87,905
Short-term investments	303,607	202,008
Trade accounts receivable, net of allowance for doubtful accounts of $650 and $670 at June 30, 2007 and December 31, 2006, respectively	32,675	25,880
Accounts receivable — other	5,619	1,646
Inventories	50,414	52,056
Deferred income tax — short term	7,381	7,247
Prepaid income tax	8,049	—
Prepaid expenses	13,172	11,362
Other current assets	4,641	2,583

Total current assets	464,987	390,687
Property, plant and equipment, net	135,170	134,614
Capitalized software	17,180	18,437
Goodwill	18,621	18,621
Deferred income tax — long term	2,092	2,064
License, manufacturing access fees and other assets	60,097	59,416

Total assets	$698,147	$623,839

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,305	$13,586
Accrued salaries and employee benefits	17,931	16,723
Other accrued expenses	3,759	3,320
Income tax payable	657	14,075
Deferred income tax — short term	101	—
Deferred revenue	1,016	921

Total current liabilities	36,769	48,625
Non-current income tax payable	4,565	—
Deferred revenue	3,333	3,667
Deferred rent	70	128
Deferred compensation plan liabilities	1,630	1,211
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.0001 par value per share; 20,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.0001 par value per share; 200,000,000 shares authorized, 52,935,270 and 52,233,656 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	5	5
Additional paid-in capital	368,681	334,184
Accumulated other comprehensive income (loss)	(445)	(5)
Retained earnings	283,539	236,024

Total stockholders’ equity	651,780	570,208

Total liabilities and stockholders’ equity	$698,147	$623,839

See accompanying notes to consolidated financial statements.

GEN-PROBE INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues:
Product sales	$93,897	$77,813	$181,049	$156,341
Collaborative research revenue	5,769	6,388	8,121	13,273
Royalty and license revenue	1,615	1,021	13,162	1,864

Total revenues	101,281	85,222	202,332	171,478
Operating expenses:
Cost of product sales	30,178	25,300	59,338	51,909
Research and development	24,973	20,329	45,231	39,655
Marketing and sales	9,393	9,145	18,929	18,007
General and administrative	12,081	10,698	23,362	21,356

Total operating expenses	76,625	65,472	146,860	130,927

Income from operations	24,656	19,750	55,472	40,551
Total other income, net	2,732	1,403	5,277	3,160

Income before income tax	27,388	21,153	60,749	43,711
Income tax expense	386	7,828	12,272	16,158

Net income	$27,002	$13,325	$48,477	$27,553

Net income per share:
Basic	$0.51	$0.26	$0.93	$0.54

Diluted	$0.50	$0.25	$0.90	$0.52

Weighted average shares outstanding:
Basic	52,504	51,563	52,347	51,403

Diluted	54,051	53,186	53,852	53,023

See accompanying notes to consolidated financial statements.

GEN-PROBE INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006
Operating activities
Net income	$48,477	$27,553
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,802	12,507
Stock-based compensation charges	9,187	10,733
Stock option income tax benefits	841	—
Excess tax benefit from employee stock options	(5,272)	(6,918)
Gain on disposal of property and equipment	224	(23)
Changes in assets and liabilities:
Accounts receivable	(10,754)	3,538
Inventories	1,338	(2,546)
Prepaid expenses	(1,807)	(564)
Other current assets	(2,051)	997
Other long term assets	(821)	(1,214)
Accounts payable	(288)	(441)
Accrued salaries and employee benefits	1,208	(1,768)
Other accrued expenses	427	423
Income tax payable	(13,214)	31
Deferred revenue	(239)	(4,181)
Deferred income tax	(302)	(374)
Deferred rent	(58)	(58)
Deferred compensation plan liabilities	419	512

Net cash provided by operating activities	44,117	38,207

Investing activities
Proceeds from sales and maturities of short-term investments	28,156	40,528
Purchases of short-term investments	(130,132)	(62,225)
Purchases of property, plant and equipment	(14,223)	(32,836)
Capitalization of intangible assets, including license and manufacturing access fees	(1,924)	(2,074)
Cash paid for investment in Qualigen	—	(6,993)

Other assets	(263)	42

Net cash used in investing activities	(118,386)	(63,558)

Financing activities
Excess tax benefit from employee stock options	5,272	6,918
Proceeds from issuance of common stock	20,383	14,822

Net cash provided by financing activities	25,655	21,740

Effect of exchange rate changes on cash and cash equivalents	138	408

Net decrease in cash and cash equivalents	(48,476)	(3,203)
Cash and cash equivalents at the beginning of period	87,905	32,328

Cash and cash equivalents at the end of period	$39,429	$29,125

See accompanying notes to consolidated financial statements.

Notes to the Consolidated Financial Statements (unaudited)
Note 1 — Basis of presentation
     The accompanying interim consolidated financial statements of Gen-Probe Incorporated (“Gen-Probe” or the “Company”) at June 30, 2007, and for the three and six month periods ended June 30, 2007 and 2006, are unaudited and have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In management’s opinion, the unaudited consolidated financial statements include all adjustments, consisting only of normal recurring accruals, necessary to state fairly the financial information therein, in accordance with U.S. GAAP. Interim results are not necessarily indicative of the results that may be reported for any other interim period or for the year ending December 31, 2007.
     These unaudited consolidated financial statements and footnotes thereto should be read in conjunction with the audited financial statements and footnotes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
Note 2 — Summary of significant accounting policies
Recent accounting pronouncements
     In September 2006, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB No. 108”). SAB No. 108, which is effective for fiscal years ending after November 15, 2006, provides guidance on how the effects of prior year uncorrected misstatements, previously deemed to be immaterial, must be considered and adjusted during the current year. The Company adopted this statement effective January 1, 2006, which resulted in a recast of its financial results for the first six months of 2006. The details are more fully discussed in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
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
Principles of consolidation
     The consolidated financial statements of the Company include the accounts of the Company and its subsidiaries, Gen-Probe Sales & Service, Inc., Gen-Probe International, Inc., Gen-Probe UK Limited (“GP UK Limited”) and Molecular Light Technology Limited (“MLT”) and its subsidiaries. Prior to the second quarter of 2007, MLT and its subsidiaries were consolidated into the Company’s financial statements one month in arrears. During the second quarter of 2007, as part of MLT’s integration onto the Company’s enterprise resource planning (“ERP”) system, the lag time between reporting periods was eliminated. The effect of this change was immaterial to the Company’s financial statements. All intercompany transactions and balances have been eliminated in consolidation.

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
     The Company used the following weighted average assumptions (annualized percentages) to estimate the fair value of options granted and the shares purchased under the Company’s stock option plans and ESPP for the three and six month periods ended June 30, 2007 and 2006:

	Stock Option Plans				ESPP
	Three Months		Six Months		Three Months		Six Months
	Ended June 30,		Ended June 30,		Ended June 30,		Ended June 30,
	2007	2006	2007	2006	2007	2006	2007	2006
Risk-free interest rate	4.4%	4.8%	4.5%	4.7%	5.1%	4.0%	5.1%	4.0%
Volatility	34%	43%	35%	43%	29%	41%	29%	41%
Dividend yield	—	—	—	—	—	—	—	—
Expected term (years)	4.2	5.4	4.2	5.4	0.5	0.5	0.5	0.5
Resulting average fair value	$17.84	$24.59	$17.76	$24.21	$12.03	$12.52	$12.03	$12.52

     The Company’s unrecognized compensation expense, before income tax and adjusted for estimated forfeitures, related to outstanding unvested stock-based awards was approximately as follows (in thousands, except number of years):

	Weighted Average	Unrecognized
	Remaining Expense	Expense as of
Awards	Life (Years)	June 30, 2007
Options	1.5	$30,166
ESPP	0.2	73
Restricted stock	1.5	6,374
Deferred Issuance Restricted Stock	1.2	1,390

		$38,003

     At June 30, 2007, the Company had 207,796 shares of unvested restricted stock and Deferred Issuance Restricted Stock from awards that had a weighted average grant date fair value of $46.47 per share. The fair value of the 10,465 shares of restricted stock and Deferred Issuance Restricted Stock from awards that vested during the first six months of 2007 was approximately $501,000.
Impact of SFAS No. 123(R)
     The following table summarizes the stock-based compensation expense for stock option grants and ESPP shares that the Company recorded in its statement of income in accordance with SFAS No. 123(R) for the three and six month periods ended June 30, 2007 and 2006 (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Cost of product sales	$730	$490	$1,682	$623
Research and development	627	1,785	1,870	3,674
Marketing and sales	463	679	971	1,472
General and administrative	1,613	2,154	3,195	4,006

Reduction of operating income before income tax	3,433	5,108	7,718	9,775
Income tax benefit	(1,550)	(1,800)	(3,429)	(3,451)

Reduction of net income	$1,883	$3,308	$4,289	$6,324

Reduction of net income per share:
Basic	$0.04	$0.06	$0.08	$0.12

Diluted	$0.03	$0.06	$0.08	$0.12

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

     The following table sets forth the computation of net income per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net income	$27,002	$13,325	$48,477	$27,553

Weighted average shares outstanding — Basic	52,504	51,563	52,347	51,403
Effect of dilutive common stock options outstanding	1,547	1,623	1,505	1,620

Weighted average shares outstanding — Diluted	54,051	53,186	53,852	53,023

Net income per share:
Basic	$0.51	$0.26	$0.93	$0.54

Diluted	$0.50	$0.25	$0.90	$0.52

     Dilutive securities include common stock options subject to vesting. Potentially dilutive securities totaling 1,263,370 and 852,635 shares for the three month periods ended June 30, 2007 and 2006, respectively, and 1,514,677 and 1,004,709 shares for the six month periods ended June 30, 2007 and 2006, respectively, were excluded from the calculation of diluted earnings per share because of their anti-dilutive effect.
Note 5 — Comprehensive income
     In accordance with SFAS No. 130, “Reporting Comprehensive Income,” all components of comprehensive income, including net income, are reported in the consolidated financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income and other comprehensive income (loss), which includes certain changes in stockholders’ equity such as foreign currency translation of the Company’s wholly owned subsidiaries’ financial statements and unrealized gains and losses on their available-for-sale securities, are reported, net of their related tax effect, to arrive at comprehensive income.
     Components of comprehensive income, net of income tax, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net income	$27,002	$13,325	$48,477	$27,553

Change in unrealized gain (loss) on investments	(641)	(212)	(451)	(561)
Foreign currency translation adjustment	118	908	11	1,118

Other comprehensive income (loss), net	(523)	696	(440)	557

Comprehensive income	$26,479	$14,021	$48,037	$28,110

Note 6 — Balance sheet information
     The following tables provide details of selected balance sheet items (in thousands):
Inventories

	June 30,	December 31,
	2007	2006
Raw materials and supplies	$8,523	$9,479
Work in process	25,784	25,018
Finished goods	16,107	17,559

	$50,414	$52,056

Property, plant and equipment

	June 30,	December 31,
	2007	2006
Land	$13,862	$13,862
Building	71,211	70,928
Machinery and equipment	137,918	128,572
Tenant improvements	29,154	28,185
Furniture and fixtures	16,230	15,995
Construction in-progress	1,442	618

Property, plant and equipment (at cost)	269,817	258,160
Less accumulated depreciation and amortization	(134,647)	(123,546)

Property, plant and equipment (net)	$135,170	$134,614

License, manufacturing access fees and other assets

	June 30,	December 31,
	2007	2006
Patents	$17,013	$16,689
Purchased intangible assets	33,636	33,636
License and manufacturing access fees	53,326	51,726
Investment in Molecular Profiling Institute, Inc.	2,500	2,500
Investment in Qualigen, Inc.	6,993	6,993
Other assets	3,107	2,293

	116,575	113,837
Less accumulated amortization	(56,478)	(54,421)

	$60,097	$59,416

Note 7 — Short-term investments
     The following is a summary of short-term investments as of June 30, 2007 (in thousands):

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Municipal securities	$304,118	$62	$(1,841)	$302,339
Foreign debt securities	1,268	—	—	1,268

Total short-term investments	$305,386	$62	$(1,841)	$303,607

     The following table shows the gross unrealized losses and estimated fair values of the Company’s investments in individual securities that have been in a continuous unrealized loss position deemed to be temporary for less than 12 months and for more than 12 months, aggregated by investment category, as of June 30, 2007 (in thousands):

	Less than 12 Months		More than 12 Months
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses
Municipal securities	$138,593	$(997)	$120,759	$(844)
Foreign debt securities	—	—	—	—

Total short-term investments	$138,593	$(997)	$120,759	$(844)

     The unrealized losses on the Company’s investments in municipal securities were caused by market interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. The Company does not consider its investments in municipal securities to be other-than-temporarily impaired at June 30, 2007, since the Company has the ability and intent to hold those investments until a recovery of fair value, which may be at maturity. There were less than $1,000 in realized gains from the sale of short-term investments for the three and six month periods ended June 30, 2007 and 2006. Gross realized losses from the sale of short-term investments were $0 for the three month periods ended June 30, 2007 and 2006, and $0 and $21,000 for the six month periods ended June 30, 2007 and 2006, respectively.
Note 8 — Income tax
     Effective January 1, 2007, the Company adopted FIN No. 48. In accordance with the transition guidance provided by FIN No. 48, the Company increased its accrual for unrecognized tax benefits, principally related to research tax credits, by adjusting for the net cumulative impact of the change in guidance, which was $962,000. The adjustment was accounted for as a reduction in the beginning balance of retained earnings and an increase in the beginning balance of net tax liabilities. As of January 1, 2007, including the FIN No. 48 cumulative adjustment, the Company had total gross unrecognized tax benefits of $17,512,000. The amount of unrecognized tax benefits (net of the federal benefit for state taxes) that would favorably affect the Company’s effective income tax rate, if recognized, was $15,260,000.

     During the current period, a U.S. federal audit of the Company’s 2003 and 2004 tax returns was completed. As a result of this audit, previously unrecognized tax benefits of $9,481,000 were recognized. The completion of the audit, including reversal of accrued interest, resulted in an $8,736,000 benefit that favorably affected the Company’s effective tax rate. As of June 30, 2007, the Company had total gross unrecognized tax benefits of approximately $8,900,000. The amount of unrecognized tax benefits (net of the federal benefit for state taxes) that would favorably affect the Company’s effective income tax rate, if recognized, was $6,383,000.
     The Company estimates that its accrual for unrecognized tax benefits will decrease between $2,700,000 to $3,000,000 during the next twelve months. The decrease will be the result of tax audits expected to be completed during the next twelve months. The unrecognized tax benefits generally relate to areas of tax law, including research tax credits, where the determination of an allowable benefit is highly subjective.
     The Company’s California tax returns for the 2003 and 2004 tax years are currently under audit. Material filings subject to future examination are the Company’s U.S. federal and California returns filed for the 2005 tax year.
     It is the Company’s practice to include interest and penalties that relate to income tax matters as a component of income tax expense. Including the cumulative effect of adopting FIN No. 48, $2,157,000 of interest and $0 of penalties were accrued as of January 1, 2007. As of June 30, 2007, the accrued interest balance was $223,000.
     Tax benefits related to employee stock options and to the ESPP were credited to stockholders’ equity. These tax benefits totaled $3,929,000 and $2,524,000 for the three month periods ended June 30, 2007 and 2006, respectively, and $5,272,000 and $6,918,000 for the six month periods ended June 30, 2007 and 2006, respectively.
Note 9 — Stockholders’ equity
Stock options
     The Company’s stock option program is a broad-based, long-term retention program that is intended to attract and retain talented employees and directors and to align stockholder and employee interests. Substantially all of the Company’s full-time employees have historically participated in the Company’s stock option program.
     A summary of the Company’s stock option activity for all option plans is as follows (in thousands, except per share data and number of years):

			Weighted
			Average	Aggregate
			Remaining	Intrinsic
	Number of	Weighted Average	Contractual	Value
	Shares	Exercise Price	Life (Years)	(in thousands)
Outstanding at December 31, 2006	6,300	$34.99
Granted	291	50.79
Exercised	(681)	27.34
Cancelled	(254)	44.01

Outstanding at June 30, 2007	5,656	36.26	7.2	$136,933

Exercisable at June 30, 2007	3,223	$28.76	6.2	$102,433

     The Company defines in-the-money options at June 30, 2007 as options that had exercise prices that were lower than the $60.42 closing market price of its common stock at that date. The aggregate intrinsic value of options outstanding at June 30, 2007 is calculated as the difference between the exercise price of the underlying options and the market price of its common stock for the 3,222,624 shares that were in-the-money at that date. The total intrinsic value of options exercised during the first six months of 2007 was $17,061,000, determined as of the exercise dates. The total fair value (using the Black-Scholes-Merton Model) of shares vested during the first six months of 2007 was $10,347,000. The Company also had 80,000 shares of Deferred Issuance Restricted Stock awards and 173,630 shares of restricted stock outstanding as of June 30, 2007 that have not been reflected in the table above.

     Additional information about stock options outstanding at June 30, 2007 with exercise prices less than or above $60.42, the closing price as of June 30, 2007, is as follows (in thousands, except per share data):

	Exercisable		Unexercisable		Total
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
As of June 30, 2007	Shares	Price	Shares	Price	Shares	Price
In-the-Money	3,223	$28.76	2,433	$46.24	5,656	$36.26
Out-of-the-Money	—	—	—	—	—	—

Total Options Outstanding	3,223		2,433		5,656

     A summary of the Company’s unvested stock options at June 30, 2007, including the associated fair value of the awards using the Black-Scholes-Merton Model, and changes during the six months then ended, is as follows (in thousands, except per share data and number of years):

			Weighted
			Average
		Weighted Average	Remaining
	Number of	Grant-Date	Contractual
	Shares	Fair Value	Life (Years)
Non-vested at December 31, 2006	2,959	$19.51
Granted	291	17.76
Vested	(565)	18.30
Forfeited	(252)	19.25

Non-vested at June 30, 2007	2,433	$19.75	1.2

     Changes in stockholders’ equity for the six months ended June 30, 2007 were as follows (in thousands):

Balance at December 31, 2006	$570,208
Net income	48,477
Cumulative effect adjustment upon adoption of FIN No. 48	(962)
Other comprehensive income, net	(440)
Net proceeds from the issuance of common stock	18,643
Purchase of common stock by board members	68
Purchase of common shares through ESPP	1,740
Cancellation of restricted stock awards	(203)
Stock-based compensation expense — restricted stock	1,604
Stock-based compensation expense — all other	7,718
Stock-based compensation — net capitalized to inventory	(345)
Tax benefit from the exercise of stock options	5,272

Balance at June 30, 2007	$651,780

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
Digene Corporation
     In December 2006, Digene Corporation (“Digene”) filed a demand for binding arbitration against F. Hoffman-La Roche Ltd. and Roche Molecular Systems, Inc. (collectively, “Roche”) with the International Centre for Dispute Resolution (“ICDR”) of the American Arbitration Association in New York. Digene’s arbitration demand challenges the validity of the February 2005 supply and purchase agreement between the Company and Roche. Under the supply and purchase agreement, Roche manufactures and supplies the Company with human papillomavirus (“HPV”) oligonucleotide products. Digene’s demand asserts, among other things, that Roche materially breached a cross-license agreement between Roche and Digene by granting the Company an improper sublicense and seeks a determination that the supply and purchase agreement is null and void.

     Digene did not include the Company as a party to the arbitration. On July 13, 2007, the ICDR arbitrators granted the Company’s petition to join the arbitration. Digene has stated its intention to file a motion for reconsideration of the decision permitting the Company to participate in the arbitration. On July 26, 2007, the ICDR arbitrators established a schedule for the arbitration, setting the case for hearing on the merits in October 2008.
     On December 8, 2006, the Company filed a complaint in the Superior Court of the State of California for the County of San Diego naming Digene as defendant and the Roche entities as nominal defendants. The complaint sought a declaratory judgment that the supply and purchase agreement was valid and did not constitute a license or sublicense of the patents covered by the cross-license agreement between Roche and Digene. The Company subsequently filed a first amended complaint. On July 19, 2007, the San Diego County Superior Court entered an order dismissing the Company’s complaint for failure to state a claim. On July 30, 2007, the Company filed a motion asking the court to change or modify its decision and to dismiss the case as moot based on the ICDR order permitting the Company to intervene in the arbitration.
     The Company believes that the supply and purchase agreement is valid and that its purchases of HPV oligonucleotide products under the supply and purchase agreement are and will be in accordance with applicable law. However, there can be no assurance that the matter will be resolved in favor of the Company.
Note 11 — Subsequent Events
     In July 2007, the Company accepted Phase I development activities completed by Stratec Biomedical Systems AG of Birkenfeld Germany (“Stratec”) for the Panther Instrument System and authorized Stratec to commence Phase 2 activities under its development agreement with Stratec. Stratec will provide services for the design and development of the Panther instrument at a fixed price of $9,370,000, including Phase 1 costs, to be paid in installments due upon achievement of specified technical milestones. The Company will also purchase prototype, validation, and pre-production instruments at a cost of approximately $7,000,000, and production tooling at a cost of approximately $1,000,000. The Company has also entered into a supply agreement with Stratec for the Panther instrument, which is contingent upon successful completion of the activities under the development agreement. Under the supply agreement, the Company will be obligated to purchase a minimum number of production series instruments over an initial term of 10 years.

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
     The following information should be read in conjunction with our June 30, 2007 consolidated financial statements and related notes thereto included elsewhere in this quarterly report and with our consolidated financial statements and notes thereto for the year ended December 31, 2006 and the related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2006. We also urge you to review and consider our disclosures describing various risks that may affect our business, which are set forth under the heading “Risk Factors” in this quarterly report and in our Annual Report on Form 10-K for the year ended December 31, 2006.
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
     We have achieved strong sustained growth in both revenues and earnings due to the success of our clinical diagnostic products for sexually transmitted diseases, or STDs, and our blood screening products that are used to detect the presence of human immunodeficiency virus (type 1), or HIV-1, hepatitis C virus, or HCV, hepatitis B virus, or HBV, and West Nile Virus, or WNV. Under our collaboration agreement with Novartis Vaccines and Diagnostics, Inc., or Novartis, formerly known as Chiron Corporation, we are responsible for the research, development, regulatory process and manufacturing of our blood screening products, while Novartis is responsible for marketing, sales, distribution and service of those products.
     We are currently developing future nucleic acid probe-based products that we hope to introduce in the clinical diagnostic, blood screening and industrial microbiology testing markets, including products for the detection of human papillomavirus, or HPV, and for measuring markers for prostate cancer. We are also developing instrumentation and software designed specifically for performing our NAT assays, including a new instrument platform designed for low to mid-volume customers.
Recent Events
Financial Results
     Product sales for the second quarter of 2007 were $93.9 million, compared to $77.8 million in the same period of the prior year, an increase of 21%. Total revenues for the second quarter of 2007 were $101.3 million, compared to $85.2 million in the same period of the prior year, an increase of 19%. Net income for the second quarter of 2007 was $27.0 million ($0.50 per diluted share), compared to $13.3 million ($0.25 per diluted share) in the same period of the prior year, an increase of 103%. Net income for the second quarter of 2007 included an $8.7 million tax benefit associated with an April 2007 tax settlement with the IRS.

     Product sales for the first six months of 2007 were $181.0 million, compared to $156.3 million in the same period of the prior year, an increase of 16%. Total revenues for the first six months of 2007 were $202.3 million, compared to $171.5 million in the same period of the prior year, an increase of 18%. Net income for the first six months of 2007 was $48.5 million ($0.90 per diluted share), compared to $27.5 million ($0.52 per diluted share) in the same period of the prior year, an increase of 76%. Net income for the first six months of 2007 included an $8.7 million tax benefit associated with an April 2007 tax settlement with the IRS.
Corporate Collaborations
     In May 2007, we announced that Millipore Corporation, or Millipore, will market our Mycoplasma Tissue Culture Non-Isotopic, or MTC-NI, test to its biopharmaceutical customers. This new agreement expands on our existing collaboration with Millipore to create a new generation of nucleic acid tests for the biopharmaceutical market. We developed the MTC-NI test prior to our collaboration with Millipore and it is commercially available today.
     In April 2007, we entered into an exclusive collaboration agreement with 3M Company, or 3M, to develop and commercialize rapid nucleic acid tests to detect certain dangerous healthcare-associated infections, such as methicillin-resistant Staphylococcus aureus. Under the terms of the agreement, we will be responsible for assay development, which 3M largely will fund. 3M will be responsible for integrating these assays onto one of its proprietary integrated instrument platforms currently under development. We will conduct bulk manufacturing of assays, while 3M will produce disposables for use on its instrument. 3M will manage clinical trials and regulatory affairs, and will handle global sales and marketing with co-promotion assistance from our sales representatives. 3M has agreed to pay milestones to us based on technical and commercial progress, and we will share profits from the sale of commercial products.
Product Development
     In May 2007, the Food and Drug Administration, or FDA, approved our Procleix TIGRIS system for use with our Procleix Ultrio assay, to screen donated blood, plasma, organs and tissues for HIV-1 and HCV in individual blood donations or in pools of up to 16 blood samples. The system and assay also detect HBV in blood donations that are HBV-positive based on serology tests for HBV surface antigen and core antibodies. The system has not been approved at this time to screen donated blood for HBV, as the initial clinical studies were not designed to, and did not, demonstrate HBV “yield”. Yield is defined as HBV-infected blood donations that were intercepted by the Procleix Ultrio assay, but that were initially negative based on the serology tests. We and Novartis have initiated a post-marketing study to demonstrate HBV yield and gain the associated donor screening claim.
     In March 2007, the FDA approved our Procleix TIGRIS system, to screen donated blood, organs and tissues for WNV using the Procleix WNV assay. The fully automated, high throughput Procleix TIGRIS system can process 1,000 blood samples in about 14 hours. This level of productivity facilitates “individual donor testing,” which increases screening sensitivity and blood safety. Blood testing sites typically screen for WNV using pooled samples; however, when predetermined WNV prevalence triggers are met in their geographic areas, they switch to individual donor testing.
     In January 2007, the U.S. Army Medical Research and Material Command, which actively manages research programs for the Department of Defense, granted us a $2.5 million award for the development of improved cancer diagnostic assays.
Revenues
     We derive revenues from three primary sources: product sales, collaborative research revenue and royalty and license revenue. The majority of our revenues come from product sales, which consist primarily of sales of our NAT assays tested on our proprietary instruments that serve as the analytical platform for our assays. We recognize as collaborative research revenue payments we receive from Novartis for the products provided under our collaboration agreement with Novartis prior to regulatory approval, and the payments we receive from Novartis and other collaboration partners for research and development activities. Our royalty and license revenues reflect fees paid to us by Bayer Corporation, or Bayer (now Siemens Medical Solutions Diagnostics, Inc.), and other third parties for the use of our proprietary technology. For the first six months of 2007, product sales, collaborative research revenue, and royalty and license revenue equaled 89%, 4% and 7%, respectively, of our total revenues of $202.3 million. For the same period in the prior year, product sales, collaborative research revenue, and royalty and license revenue equaled 91%, 8%, and 1%, respectively, of our total revenues of $171.5 million.
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
     We supply NAT assays for use in screening blood donations intended for transfusion. Our primary blood screening product in the United States detects HIV-1 and HCV in donated human blood. Our blood screening assays and instruments are marketed worldwide through our collaboration with Novartis under the Procleix and Ultrio trademarks. We recognize product sales from the manufacture and shipment of tests for screening donated blood at the contractual transfer prices specified in our collaboration agreement with Novartis for sales to end-user blood bank facilities located in countries where our products have obtained governmental approvals. Blood screening product sales are then adjusted monthly corresponding to Novartis’ payment to us of amounts reflecting our ultimate share of net revenue from sales by Novartis to the end user, less the transfer price revenues previously recorded. Net sales are ultimately equal to the sales of the assays by Novartis to third parties, less freight, duty and certain other adjustments specified in our collaboration agreement with Novartis multiplied by our share of the net revenue. Our share of net revenues from commercial sales of assays that include a test for HCV is 45.75% under our collaboration agreement with Novartis. With respect to commercial sales of blood screening assays under our collaboration agreement with Novartis that do not include a test for HCV, such as the WNV assay, we receive 50% of net revenues after deduction of appropriate expenses. Our costs related to these products after commercialization primarily include manufacturing costs.
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
     In addition, we manufacture significant quantities of materials, development lots, and clinical trial lots of product prior to receiving FDA approval for commercial sale. There were no large-scale blood screening development lots produced in the first six months of either 2007 or 2006. The majority of costs associated with development lots are classified as research and development, or R&D, expense. The portion of a development lot that is manufactured for commercial sale outside the United States is capitalized to inventory and classified as cost of product sales upon shipment.
     Our blood screening manufacturing facility has operated, and will continue to operate, below its potential capacity for the foreseeable future. A portion of this available capacity is utilized for R&D activities as new product offerings are developed for commercialization. As a result, certain operating costs of our blood screening manufacturing facility, together with other manufacturing costs for the production of pre-commercial development lot assays that are delivered under the terms of an Investigational New Drug, or IND, application, are classified as R&D expense prior to FDA approval.
     A portion of our blood screening revenues is from sales of TIGRIS instruments to Novartis, which totaled $4.3 million and $6.2 million, during the first six months of 2007 and 2006, respectively. Under our collaboration agreement with Novartis, we sell TIGRIS instruments to them at prices that approximate cost. These instrument sales, therefore, negatively impact our gross margin percentage in the periods when they occur, but are a necessary precursor to increased sales of blood screening assays in the future.
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
     R&D expenses include the costs of materials, development lots and clinical trial lots of products that we manufacture. These costs are dependent on the status of projects under development and may vary substantially between quarterly or annual reporting periods. We expect to incur additional costs associated with the manufacture of development lots and clinical trial lots for our blood screening products, further development of our TIGRIS instrument, initial development of a fully automated system for low and mid-volume laboratories, as well as for the development of assays for PCA3, HPV, hospital-acquired infections and for industrial applications.
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
     We believe there have been no significant changes during the first six months of 2007 to the items that we disclosed as our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2006, except for the item discussed below.
     New accounting requirement
     Effective January 1, 2007, we adopted Financial Accounting Standards Board, or FASB, Interpretation No. 48 “Accounting for Uncertainty in Income Taxes — an interpretation of Statement of Financial Accounting Standards, or SFAS, No. 109”, or FIN No. 48, which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN No. 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. In accordance with the transition guidance provided by FIN No. 48, we made an adjustment of $1.0 million for the net impact of the change in guidance. The adjustment was accounted for as a reduction in the beginning balance of retained earnings and an increase in the beginning balance of net tax liabilities. We do not anticipate that the adoption of FIN No. 48 will have a material effect on our statements of income and effective tax rate in future periods.

Results of Operations

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2007	2006	$ Change	% Change	2007	2006	$ Change	% Change
	(In millions, except per share data)
Statement of income:
Revenues:
Product sales	$93.9	$77.8	$16.1	21%	$181.0	$156.3	$24.7	16%
Collaborative research revenue	5.8	6.4	(0.6)	(9)%	8.1	13.3	(5.2)	(39)%
Royalty and license revenue	1.6	1.0	0.6	60%	13.2	1.9	11.3	595%

Total revenues	101.3	85.2	16.1	19%	202.3	171.5	30.8	18%
Operating expenses:
Cost of product sales	30.2	25.3	4.9	19%	59.3	51.9	7.4	14%
Research and development	24.9	20.3	4.6	23%	45.2	39.7	5.5	14%
Marketing and sales	9.4	9.2	0.2	2%	18.9	18.0	0.9	5%
General and administrative	12.1	10.7	1.4	13%	23.4	21.4	2.0	9%

Total operating expenses	76.6	65.5	11.1	17%	146.8	131.0	15.8	12%

Income from operations	24.7	19.7	5.0	25%	55.5	40.5	15.0	37%

Total other income, net	2.7	1.4	1.3	93%	5.3	3.2	2.1	66%
Income tax expense	0.4	7.8	(7.4)	(95)%	12.3	16.2	(3.9)	(24)%

Net income	$27.0	$13.3	$13.7	103%	$48.5	$27.5	$21.0	76%

Net income per share
Basic	$0.51	$0.26	$0.25	96%	$0.93	$0.54	$0.39	72%
Diluted	$0.50	$0.25	$0.25	100%	$0.90	$0.52	$0.38	73%
Weighted average shares outstanding
Basic	52.5	51.6			52.3	51.4
Diluted	54.1	53.2			53.9	53.0
     Amounts and percentages in this table and throughout our discussion and analysis of financial conditions and results of operations may reflect rounding adjustments. Percentages have been rounded to the nearest whole percentage.
     Product sales
     Product sales increased 21% to $93.9 million in the second quarter of 2007 and 16% to $181.0 million in the first six months of 2007, from the comparable periods of 2006. The $16.1 million increase in the second quarter of 2007 compared to 2006 was primarily attributed to $9.6 million in higher blood screening assay sales and $8.5 million in higher APTIMA assay sales, partially offset by a $2.5 million decrease in PACE product sales. Revenues from all other product lines increased a combined $0.5 million compared to the second quarter of 2006. Blood screening related sales, including assay, instrument, and ancillary sales, represented $43.8 million, or 47% of product sales, in the second quarter of 2007, compared to $35.5 million, or 46% of product sales in the second quarter of 2006. The increase in blood screening related sales during the second quarter of 2007 compared to 2006 was principally attributed to the approval and commercial launch of our WNV assay and international expansion of Procleix Ultrio (HIV-1/HCV/HBV) assay sales. Diagnostic product sales, including assay, instrument, and ancillary sales, represented $50.1 million, or 53% of product sales, in the second quarter of 2007, compared to $42.3 million, or 54% of product sales in the second quarter of 2006. This increase in sales was primarily driven by volume gains in our APTIMA product line as the result of PACE conversions, and market share gains attributed to the assays’ superior clinical performance and the availability of our fully automated TIGRIS instrument. Average pricing related to our primary APTIMA products remained consistent with 2006 levels.
      The $24.7 million increase in product sales in the first six months of 2007 compared to 2006 was primarily attributed to $13.9 million in higher blood screening assay sales and $18.1 million in higher APTIMA assay sales, partially offset by $2.6 million in lower instrument sales and a $5.4 million decrease in PACE product sales. Revenues from all other product lines increased a combined $0.7 million compared to the first six months of 2006. Blood screening related sales, including assay, instrument, and ancillary sales, represented $83.4 million, or 46% of product sales, in the first six months of 2007, compared to $73.9 million, or 47% of product sales in the first six months of 2006. The increase in blood screening related sales during the first six months of 2007 compared to 2006 was principally attributed to the approval and commercial launch of our WNV assay and international expansion of Procleix Ultrio (HIV-1/HCV/HBV) assay sales, offset by decreased instrument sales to Novartis. Our share of blood screening revenues is based upon sales of assays by Novartis, blood donation levels and the related price per donation. In 2006, growth of United States blood donation volumes screened using the Procleix HIV-1/HCV assay was relatively flat, as was the related pricing. Diagnostic product sales, including assay, instrument, and ancillary sales, represented $97.6 million, or 53% of product sales, in the first six months of 2007, compared to $82.5 million, or 53% of product sales in the first six months of 2006. This increase in 2007 was primarily driven by volume gains in our APTIMA product line as the result of PACE conversions, and market share gains attributed to the assays’ clinical performance and the availability of our fully automated TIGRIS instrument. Average pricing related to our primary APTIMA products remained consistent with 2006 levels.
     We expect increased competitive pressures related to our STD and blood screening products in the future, primarily as a result of the introduction by others of competing products, and continuing pricing pressure. We also expect continuing fluctuations in our manufacture and shipment of blood screening products to Novartis, which vary each period based on Novartis’ inventory levels and supply chain needs.
     Collaborative research revenue
     Collaborative research revenue decreased 9% in the second quarter and 39% in the first six months of 2007 from the comparable periods of 2006. The $0.6 million decrease in the second quarter of 2007 compared to 2006 was primarily the result of a $4.7 million decrease in revenue from Novartis related to deliveries of WNV tests on a “cost recovery” basis in the second quarter of 2006, which are now recorded as product sales, and a $0.6 million decrease in reimbursements from Millipore as the first assay under our collaboration is moving out of the development phase and into commercialization. These decreases were partially offset by a $1.4 million increase in revenue from the U.S. Army Medical Research and Material Command for the development of improved cancer diagnostic assays, a $2.4 million increase in blood screening development expenses billed to Novartis related to Procleix Ultrio assay and WNV assay development charges, and a $0.6 million increase in revenue from 3M related to our food testing program.
     The $5.2 million decrease in collaborative research revenue in the first six months of 2007 compared to 2006 was primarily the result of a $9.2 million decrease in revenue from Novartis related to deliveries of WNV tests on a “cost recovery” basis in the first six months of 2006, which are now recorded as product sales, and a $0.9 million decrease in reimbursements from Millipore, as the first assay under our collaboration is moving out of the development phase and into commercialization. These decreases were partially offset by a $2.0 million increase in revenue from the U.S. Army Medical Research and Material Command for the development of improved cancer diagnostic assays, a $2.2 million increase in blood screening development expenses billed to Novartis related to Procleix Ultrio assay and WNV assay development, and a $0.8 million increase in revenue from 3M related to our food testing program.
     Collaborative research revenue tends to fluctuate based on the amount of research services performed, the status of projects under collaboration and the achievement of milestones. Under the terms of our collaboration agreement with Novartis, a milestone payment of $10.0 million is due to us in the future if we obtain full FDA approval of our Procleix Ultrio assay for blood screening use on our TIGRIS instrument. Also, milestone payments from 3M are due to us in the future upon achievement of technological and commercial milestones under our hospital-acquired infection and food testing collaborations. There is no guarantee we will achieve these milestones and receive the associated payments under these agreements.
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

     Royalty and license revenue
     Royalty and license revenue increased $0.6 million in the second quarter of 2007 and $11.3 million in the first six months of 2007 from the comparable periods of 2006. The increase in the second quarter of 2007 was principally attributed to a $0.5 million increase in Novartis blood plasma royalties.
     The increase in the first six months of 2007 compared to 2006 was principally attributed to a $10.3 million royalty payment from Bayer as part of our 2006 settlement agreement and a $0.7 million increase in Novartis blood plasma royalties.
     Royalty and license revenue may fluctuate based on the nature of the related agreements and the timing of receipt of license fees. For example, during the first six months of 2007, our royalty and license revenue increased substantially, primarily as a result of a royalty payment which became due and was received in January 2007 from Bayer as part of our 2006 settlement agreement. Results in any one period are not necessarily indicative of results to be achieved in the future. In addition, our ability to generate additional royalty and license revenue will depend, in part, on our ability to market and capitalize on our technologies. We may not be able to do so and future royalty and license revenue may decline.
     Cost of product sales
     Cost of product sales increased 19% in the second quarter and 14% in the first six months of 2007 from the comparable periods of 2006. The $4.9 million increase in the second quarter of 2007 compared to 2006 was principally attributed to higher blood screening shipments of our Procleix Ultrio assay ($2.0 million), higher APTIMA shipments ($1.4 million), higher royalty costs ($0.3 million), higher freight costs ($0.4 million), increased amortization of stock-based compensation expense ($0.3 million) and higher instrument amortization costs ($0.5 million).
     The $7.4 million increase in the first six months of 2007 compared to 2006 was principally attributed to higher blood screening shipments of our Procleix Ultrio assay ($2.6 million), higher APTIMA shipments ($3.1 million), higher scrap provisions ($1.2 million), increased amortization of stock-based compensation expense ($1.1 million) and higher instrument amortization ($0.9 million), partially offset by lower instrumentation shipments ($2.7 million).
     Our gross profit margin as a percentage of product sales increased to 67.9% in the second quarter and to 67.2% in the first six months of 2007, from 67.5% and 66.8%, respectively, in the comparable periods of 2006. The increase in gross profit margin percentage was principally attributed to decreased sales of lower-margin products, including TIGRIS instruments and spare parts, and higher donation revenues associated with commercial sales of the WNV assay in the United States. These benefits were partially offset by additional scrap expense compared to the prior year period, increased amortization of stock-based compensation expense, and changes in production volumes.
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
     We anticipate that our blood screening customers’ requirements for smaller pool sizes or ultimately individual donor testing of blood samples will result in lower gross margin percentages, as additional tests will be required to deliver the sample results. We are not able to accurately predict the timing and extent to which our gross margin percentage will be negatively affected as a result of smaller pool sizes or individual donor testing, as this depends on associated price changes. In general, international pool sizes are smaller than domestic pool sizes and, therefore, growth in blood screening revenues attributed to international expansion has led and will lead to lower gross margin percentages.

     Research and development
     Our R&D expenses include salaries and other personnel-related expenses, outside services, laboratory and manufacturing supplies, pre-commercial development lots and clinical evaluations. R&D expenses increased 23% in the second quarter and 14% in the first six months of 2007 from the comparable periods of 2006. The $4.6 million increase in the second quarter of 2007 compared to 2006 was primarily due to higher salaries and personnel-related expenses ($1.8 million), an increase in spending for professional fees due to funding commitments for our low to mid-volume instrument ($0.5 million), an increase in expenses associated with our new building ($0.8 million), an increase in ex-US TIGRIS Ultrio and the HBV yield study ($0.5 million) and an increase in spending for development lot activity ($0.8 million).
     The $5.5 million increase in the first six months of 2007 compared to 2006 was primarily due to higher salaries and personnel-related expenses ($1.7 million), an increase in spending for professional fees due to funding commitments for our low to mid-volume instrument ($0.6 million), an increase in expenses associated with our new building ($1.6 million), an increase in ex-US TIGRIS Ultrio and the HBV yield study ($0.8 million) and an increase in spending for development lot activity ($0.7 million), partially offset by a decrease in stock-based compensation expense due to increased forfeitures ($1.7 million).
     Marketing and sales
     Our marketing and sales expenses include salaries and other personnel-related expenses, promotional expenses, and outside services. Marketing and sales expenses increased 2% in the second quarter and 5% in the first six months of 2007 from the comparable periods of 2006.
     General and administrative
     Our general and administrative, or G&A, expenses include salaries and other personnel-related expenses for finance, legal, strategic planning and business development, public relations and human resources, as well as professional fees for legal, patents and auditing services. G&A expenses increased 13% in the second quarter and 9% in the first six months of 2007 from the comparable periods of 2006. The $1.4 million increase in the second quarter of 2007 compared to 2006 was primarily the result of higher salaries and personnel-related expenses ($1.1 million) and increased executive recruiting and relocation costs ($0.7 million). These increases were partially offset by a decrease in professional fees associated with our two patent infringement lawsuits against Bayer, which we settled in 2006.
     The $2.0 million increase in the first six months of 2007 compared to 2006 was primarily the result of higher salaries and personnel-related expenses ($1.2 million) and increased executive recruiting and relocation costs ($1.2 million). These increases were partially offset by a decrease in professional fees associated with our two patent infringement lawsuits against Bayer ($1.3 million), which ceased in the third quarter of 2006 shortly after settlement of the Bayer arbitration.
     Total other income, net
     Total other income, net, generally consists of investment and interest income. The $1.3 million net increase in the second quarter and the $2.1 million net increase in the first six months of 2007 from the comparable periods of 2006 were primarily due to an increase in interest income resulting from higher average balances of our short-term investments and higher yields on our investment portfolio.
     Income tax expense
     Income tax expense decreased to $0.4 million, or 1.4% of pretax income, in the second quarter of 2007, from $7.8 million or 37.0% of pretax income, in the second quarter of 2006. In the first six months of 2007, income tax expense decreased to $12.3 million, or 20.2% of pretax income, from $16.2 million or 37.0% of pretax income, in the first six months of 2006. The decrease in our effective tax rate was principally attributed to completion of a U.S. federal audit of our tax returns through 2004, which resulted in an $8.7 million tax benefit associated with a second quarter 2007 tax settlement with the IRS.

Liquidity and capital resources
(In thousands)

	June 30,	December 31,
	2007	2006
Cash, cash equivalents and short-term investments	$343,036	$289,913
Working capital	$428,218	$342,062
Current ratio	13:1	8:1
     The changes in working capital and current ratio from December 31, 2006 to June 30, 2007, was principally attributed to a $10.9 million reduction in tax reserves related to settlement of an IRS audit and reclassification of $4.0 million in income tax payable from current to non-current resulting from the adoption of FIN No. 48 as of January 1, 2007.

	Six Months Ended
	June 30,
	2007	2006	$ Change
Cash provided by (used in):
Operating activities	$44,117	$38,207	$5,910
Investing activities	(118,386)	(63,558)	(54,828)
Financing activities	25,655	21,740	3,915
Purchases of property, plant and equipment (included in investing activities above)	$(14,223)	$(32,836)	$18,613
     Historically, we have financed our operations through cash from operations, including cash received from collaborative research agreements, royalty and license fees, and cash from capital contributions. At June 30, 2007, we had $343.0 million of cash and cash equivalents and short-term investments.
     The $5.9 million increase in net cash provided by operating activities during the first six months of 2007 compared to the same period of the prior year was primarily due to higher net income ($20.9 million), higher depreciation and amortization expense ($4.3 million), a net decrease in inventories ($3.9 million), an increase in accrued salaries and benefits ($3.0 million) and a decrease in deferred revenue ($3.9 million). These increases were partially offset by a decrease in income tax payable ($13.2 million), an overall net increase in other current assets ($3.0 million) and an increase in trade accounts receivable ($14.3 million).
     The $54.8 million increase in net cash used in investing activities during the first six months of 2007 compared to the same period of the prior year included an increase in purchases (net of sales) of short-term investments ($80.3 million), partially offset by a decrease in capital expenditures ($18.6 million). The increase in purchases of short-term investments was driven by the reinvestment of excess cash generated by operating activities, as well as proceeds from the exercise of stock options. The decline in capital expenditures was primarily due to the completion of construction of our new building in 2006.
     The $3.9 million increase in net cash provided by financing activities during the first six months of 2007 compared to the same period of the prior year was principally attributed to an increase in proceeds from the exercise of stock options ($5.5 million) offset by a decrease in the associated excess tax benefits ($1.6 million). On a going-forward basis, cash from financing activities will continue to be affected by proceeds from the exercise of stock options and receipts from sales of stock under our Employee Stock Purchase Plan, or ESPP. We expect fluctuations to occur throughout the year, as the amount and frequency of stock-related transactions are dependent upon the market performance of our common stock, along with other factors.
     In May 2006, we completed construction of an additional building on our main San Diego campus. This new building consists of an approximately 292,000 square foot shell and currently has 214,000 square feet built-out with interior improvements. Approximately 78,000 square feet of unimproved expansion space remains to accommodate future growth. Construction costs as of June 30, 2007 were approximately $46.3 million. These costs were capitalized as incurred and depreciation commenced upon our move-in during May 2006. In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — an Amendment of Accounting Research Bulletin No. 43, Chapter

4”, or SFAS No. 151, clarifying the accounting for idle facility expense to be recognized as a current-period charge. Costs associated with our San Diego campus are generally allocated based on square feet. Costs that are allocated to expansion space are expensed in the period incurred in accordance with SFAS No. 151.
     We implemented a new enterprise resource planning, or ERP, system that cost approximately $4.9 million in 2004. We incurred $1.2 million in additional costs in the first six months of 2007, and $3.3 million and $2.9 million in costs during fiscal years 2006 and 2005, respectively. We expect to incur up to $2.0 million in costs in the aggregate in 2007 for enhancements to our ERP system.
     Contractual obligations and commercial commitments
     Our contractual obligations due to lessors for properties that we lease, as well as amounts due for purchase commitments and collaborative agreements as of June 30, 2007 were as follows (in thousands):

	Total	2007	2008	2009	2010	Thereafter
Operating leases (1)	$887	$650	$167	$70	$—	$—
Material purchase commitments (2)	30,183	14,395	15,788	—	—	—
Collaborative commitments (3)	13,775	960	10,765	1,400	650	—

Total (4)	$44,845	$16,005	$26,720	$1,470	$650	$—

(1)	Reflects obligations on facilities under operating leases in place as of June 30, 2007. Future minimum lease payments are included in the table above.

(2)
Amounts represent our minimum purchase commitments from two key vendors for TIGRIS instruments and raw materials used in manufacturing. Of the $26.9 million expected to be used to purchase TIGRIS instruments, we anticipate that approximately $18.4 million of these instruments will be sold to Novartis.

(3)
In addition to the minimum payments due under our collaborative agreements included in the table above, we may be required to pay up to $10.1 million in milestone payments, plus royalties on net sales of any products using specified technology. Also excluded is our July 2007 commitment to Stratec to invest additional R&D funds to develop a new instrument platform designed for low to mid-volume customers.

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

     Additionally, we have liabilities for deferred employee compensation which totaled $3.1 million at June 30, 2007. The payments related to the deferred compensation are not included in the table above because they are typically dependent upon when certain key employees retire or otherwise terminate their employment. At this time, we cannot reasonably predict when these events may occur.
     Our primary short-term needs for capital, which are subject to change, include continued R&D of new products, costs related to commercialization of products and purchases of TIGRIS instruments for placement with our customers. Certain R&D costs may be funded under collaboration agreements with partners.
     We believe that our available cash balances, anticipated cash flows from operations and proceeds from stock option exercises will be sufficient to satisfy our operating needs for the foreseeable future. However, we operate in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, we may in the future be required to raise additional funds through the sale of equity or debt securities or from additional credit facilities. Additional capital, if needed, may not be available on satisfactory terms, if at all. Further, debt financing may subject us to covenants restricting our operations. In August 2003, we filed a Form S-3 shelf registration statement with the Securities and Exchange Commission, or SEC, relating to the possible future sale of up to an aggregate of $150 million of debt or equity securities. To date, we have not raised any funds under this registration statement.

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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio. Our risk associated with fluctuating interest income is limited to our investments in interest rate sensitive financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage this exposure to interest rate changes. We seek to ensure the safety and preservation of our invested principal by limiting default risk, market risk, and reinvestment risk. We mitigate default risk by investing in short-term investment grade securities. A 100 basis point increase or decrease in interest rates would increase or decrease our current investment balance by approximately $4.4 million annually. While changes in our interest rates may affect the fair value of our investment portfolio, any gains or losses are not recognized in our statement of income until the investment is sold or if a reduction in fair value is determined to be a permanent impairment.
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
     We are exposed to foreign exchange risk for expenditures in certain foreign countries, but the total receivables and payables denominated in foreign currencies as of June 30, 2007 were not material. Under our collaboration agreement with Novartis, a growing portion of blood screening product sales is from western European countries. As a result, our international blood screening product sales are affected by changes in the foreign currency exchange rates of those countries where Novartis’ business is conducted in Euros or other local currencies. We do not enter into foreign currency hedging transactions to mitigate our exposure to foreign currency exchange risks. Based on international blood screening product sales during the first six months of 2007, a 10% movement of currency exchange rates would result in a blood screening product sales increase or decrease of approximately $5.2 million annually. We believe that our business operations are not exposed to market risk relating to commodity prices.
Item 4. Controls and Procedures
     As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the quarter ended June 30, 2007.

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
     There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
     Our quarterly revenue and operating results may vary significantly in future periods and our stock price may decline.*
     Our operating results have fluctuated in the past and are likely to continue to do so in the future. Our revenues are unpredictable and may fluctuate due to changes in demand for our products, the timing of the execution of customer contracts, the timing of milestone payments, or the failure to achieve and receive the same, and the initiation or termination of corporate collaboration agreements. A significant portion of our costs also can vary substantially between quarterly or annual reporting periods. For example, the total amount of research and development costs in a period often depends on the amount of costs we incur in connection with manufacturing developmental lots and clinical trial lots. Moreover, a variety of factors may affect our ability to make accurate forecasts regarding our operating results. For example, our new blood screening products and some of our clinical diagnostic products have a relatively limited sales history, which limits our ability to project future sales and the sales cycles accurately. In addition, we base our internal projections of our blood screening product sales and international sales of diagnostic products on projections prepared by our distributors of these products and therefore we are dependent upon the accuracy of those projections. We expect continuing fluctuations in our manufacture and shipment of blood screening products to Novartis, which vary each period based on Novartis’ inventory levels and supply chain needs. Because of all of these factors, our operating results in one or more future quarters may fail to meet or exceed financial guidance we may provide from time to time and the expectations of securities analysts or investors, which could cause our stock price to decline. In addition, the trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about our business and that of our competitors.
     We are dependent on Novartis and other third parties for the distribution of some of our products. If any of our distributors terminates its relationship with us or fails to adequately perform, our product sales will suffer.*
     We rely on Novartis to distribute our blood screening products and Siemens to distribute some of our clinical diagnostic products for the detection of viral microorganisms. Commercial product sales by Novartis accounted for 41% of our total revenues for the first six months of 2007 and 43% of our total revenues for 2006. As of June 30, 2007, we believe our collaboration agreement with Novartis will terminate in 2012 unless extended by the development of new products under the agreement, in which case the agreement will expire upon the later of the end of the original term or five years after the first commercial sale of the last new product developed during the original term. We do not know what effect, if any, Novartis’ recent acquisition of Chiron, our original corporate partner, will have on our blood screening collaboration.
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
     The development of new or enhanced products is a complex and uncertain process requiring the accurate anticipation of technological and market trends, as well as precise technological execution. In addition, the successful development of new products will depend on the development of new technologies. We may be required to undertake time-consuming and costly development activities and to seek regulatory approval for these new products. We may experience difficulties that could delay or prevent the successful development, introduction and marketing of these new products. We have experienced delays in receiving FDA clearance in the past. Regulatory clearance or approval of any new products we may develop may not be granted by the FDA or foreign regulatory authorities on a timely basis, or at all, and these and other new products may not be successfully commercialized.
     We face intense competition, and our failure to compete effectively could decrease our revenues and harm our profitability and results of operations.*
     The clinical diagnostics industry is highly competitive. Currently, the majority of diagnostic tests used by physicians and other health care providers are performed by large reference, public health and hospital laboratories. We expect that these laboratories will compete vigorously to maintain their dominance in the diagnostic testing market. In order to achieve market acceptance of our products, we will be required to demonstrate that our products provide accurate, cost-effective and time saving alternatives to tests performed by traditional laboratory procedures and products made by our competitors.
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

     Competitors may make rapid technological developments that may result in our technologies and products becoming obsolete before we recover the expenses incurred to develop them or before they generate significant revenue or market acceptance. Some of our competitors have developed “real time” or kinetic nucleic acid assays and semi-automated instrument systems for those assays. Additionally, some of our competitors are developing assays that permit the quantitative detection of multiple analytes (or quantitative multiplexing). Although we are evaluating and/or developing such technologies, we believe some of our competitors are further in the development process than we are with respect to such assays and instrumentation.
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
      We recently entered into collaboration agreements to develop NAT products for detecting microorganisms in selected water applications, and for microbiological and virus monitoring in the biotechnology, pharmaceutical and food manufacturing industries. Our experience to date has been primarily focused on developing products for the clinical diagnostic and blood screening markets. We have limited experience applying our technologies and operating in industrial testing markets. The process of successfully developing products for application in these markets is expensive, time-consuming and unpredictable. Research and development programs to create new products require a substantial amount of our scientific, technical, financial and human resources and there is no guarantee that new products will be successfully developed. We will need to make significant investments to ensure that any products we develop perform properly, are cost-effective and adequately address customer needs. Even if we develop products for commercial use in these markets, any products we develop may not be accepted in these markets, may be subject to competition and may be subject to other risks and uncertainties associated with these markets. We have no experience with customer and customer support requirements, sales cycles, and other industry-specific requirements or dynamics applicable to these new markets and we and our collaborators may not be able to successfully convert customers from traditional culture and other testing methods to tests using our NAT technologies, which we expect will be more costly than existing methods. We will be reliant on our collaborators in these markets. Our interests may be different from those of our collaborators and conflicts may arise in these collaboration arrangements that have an adverse impact on our ability to develop new products. As a result of these risks and other uncertainties, there is no guarantee that we will be able to successfully develop commercially viable products for application in industrial testing or any other new markets.
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
     Our current supplier of certain key raw materials for our amplified NAT assays, pursuant to a fixed-price contract, is Roche Molecular Biochemicals. We have a supply and purchase agreement for DNA oligonucleotides for human papillomavirus with Roche Molecular Systems. Each of these entities is an affiliate of Roche Diagnostics GmbH, one of our primary competitors. We currently are involved in proceedings with Digene regarding the supply and purchase agreement with Roche Molecular Systems. Digene has filed a demand for binding arbitration against Roche that challenges the validity of the supply and purchase agreement. Digene’s demand asserts, among other things, that Roche materially breached a cross-license agreement between Roche and Digene by granting us an improper sublicense and seeks a determination that the supply and purchase agreement is null and void. There can be no assurance that these matters will be resolved in our favor.
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
     Outside the United States, our ability to market our products is contingent upon maintaining our certification with the International Organization for Standardization, and in some cases receiving specific marketing authorization from the appropriate foreign regulatory authorities. The requirements governing the conduct of clinical trials, marketing authorization, pricing and reimbursement vary widely from country to country. Our EU foreign marketing authorizations cover all member states. Foreign registration is an ongoing process as we register additional products and/or product modifications.

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
     We expect the blood screening market ultimately to transition from pooled testing of large numbers of donor samples to smaller pool sizes and, ultimately, individual donor testing. A greater number of tests will be required for smaller pool sizes and individual donor testing than are now required. Under our collaboration agreement with Novartis, we bear the cost of manufacturing our blood screening assays. The greater number of tests required for smaller pool sizes and individual donor testing will increase our variable manufacturing costs, including costs of raw materials and labor. If the price per donor or total sales volume does not increase in line with the increase in our total variable manufacturing costs, our gross profit margin percentage from sales of blood screening assays will decrease upon the adoption of smaller pool sizes and individual donor testing. We are not able to predict accurately the extent to which our gross profit margin percentage will be negatively affected as a result of smaller pool sizes and individual donor testing, because we do not know the ultimate selling price that Novartis would charge to the end user if these testing changes are implemented.
     Because we depend on a small number of customers for a significant portion of our total revenues, the loss of any of these customers or any cancellation or delay of a large purchase by any of these customers could significantly reduce our revenues.*
     Historically, a limited number of customers has accounted for a significant portion of our total revenues, and we do not have any long-term commitments with these customers, other than our collaboration agreement with Novartis. Our blood screening collaboration with Novartis accounted for 44% of our total revenues for the first six months of 2007 and 48% of our total revenues for 2006. Our blood screening collaboration with Novartis is largely dependent on two large customers in the United States, The American Red Cross and America’s Blood Centers, although we did not receive any revenues directly from those entities. Novartis was our only customer that accounted for greater than 10% of our total revenues for the first six months of 2007. We also received a one-time royalty payment of $10.3 million from Bayer in the first quarter of 2007 pursuant to our settlement agreement. In addition, Laboratory Corporation of America Holdings, Quest Diagnostics Incorporated and various state and city public health agencies accounted for an aggregate of 20% of our total revenues in the first six months of 2007, as well as 20% of our total revenues in fiscal year 2006. Although state and city public health agencies are legally independent of each other, we believe they tend to act similarly with respect to their product purchasing decisions. We anticipate that our operating results will continue to depend to a significant extent upon revenues from a small number of customers. The loss of any of our key customers, or a significant reduction in sales to those customers, could significantly reduce our revenues.

     Intellectual property rights on which we rely to protect the technologies underlying our products may be inadequate to prevent third parties from using our technologies or developing competing products.
     Our success will depend in part on our ability to obtain patent protection for, or maintain the secrecy of, our proprietary products, processes and other technologies for development of blood screening and clinical diagnostic products and instruments. Although we had more than 440 United States and foreign patents covering our products and technologies as of June 30, 2007, these patents, or any patents that we may own or license in the future, may not afford meaningful protection for our technology and products. The pursuit and assertion of a patent right, particularly in areas like nucleic acid diagnostics and biotechnology, involve complex determinations and, therefore, are characterized by substantial uncertainty. In addition, the laws governing patentability and the scope of patent coverage continue to evolve, particularly in biotechnology. As a result, patents might not issue from certain of our patent applications or from applications licensed to us. Our existing patents will expire by February 6, 2024 and the patents we may obtain in the future also will expire over time.
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
     The diagnostic products industry has a history of patent and other intellectual property litigation, and we have been and may continue to be involved in costly intellectual property lawsuits.*
     The diagnostic products industry has a history of patent and other intellectual property litigation, and these lawsuits likely will continue. From time-to-time in the ordinary course of business we receive communications from third parties calling our attention to patents or other intellectual property rights owned by them, with the implicit or explicit suggestion that we may need to acquire a license of such rights. We have faced in the past, and may face in the future, patent infringement lawsuits by companies that control patents for products and services similar to ours or other lawsuits alleging infringement by us of their intellectual property rights. In order to protect or enforce our intellectual property rights, we may have to initiate legal proceedings against third parties. Legal proceedings relating to intellectual property typically are expensive, take significant time and divert management’s attention from other business concerns. The cost of this litigation could adversely affect our results of operations, making us less profitable. Further, if we do not prevail in an infringement lawsuit brought against us, we might have to pay substantial damages, including treble damages, and we could be required to stop the infringing activity or obtain a license to use the patented technology.

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
     Digene did not include us as a party to the arbitration. On July 13, 2007, the ICDR arbitrators granted our petition to join the arbitration. Digene has stated its intention to file a motion for reconsideration of the decision permitting us to participate in the arbitration. On July 26, 2007, the ICDR arbitrators established a schedule for the arbitration, setting the case for hearing on the merits in October 2008.
     On December 8, 2006, we filed a complaint in the Superior Court of the State of California for the County of San Diego naming Digene as defendant and the Roche entities as nominal defendants. The complaint sought a declaratory judgment that the supply and purchase agreement was valid and did not constitute a license or sublicense of the patents covered by the cross-license agreement between Roche and Digene. We subsequently filed a first amended complaint. On July 19, 2007, the San Diego County Superior Court entered an order dismissing our complaint for failure to state a claim. On July 30, 2007, we filed a motion asking the court to change or modify its decision and to dismiss the case as moot based on the ICDR order permitting us to intervene in the arbitration. There can be no assurance that these matters will be resolved in our favor.
     We hold certain rights in the blood screening and clinical diagnostics fields under patents originally issued to Chiron (now Novartis) covering the detection of HIV. In February 2005, the U.S. Patent and Trademark Office declared two interferences related to U.S. Patent No. 6,531,276 (“Methods For Detecting Human Immunodeficiency Virus Nucleic Acid”), originally issued to Chiron (now Novartis). The first interference is between Novartis and Centocor, Inc., and pertains to Centocor’s U.S. Patent Application No. 06/693,866 (“Cloning and Expression of HTLV-III DNA”). The second interference is between Novartis and Institut Pasteur, and pertains to Institut Pasteur’s U.S. Patent Application No. 07/999,410 (“Cloned DNA Sequences, Hybridizable with Genomic RNA of Lymphadenopathy-Associated Virus (LAV)”). Novartis is the junior party in both interferences. If Novartis does not prevail in the proceedings, one or both of the senior parties may obtain patent rights covering the detection of HIV and those patent rights may cover our HIV tests. There can be no assurances as to the ultimate outcomes of these matters.
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
     We are exposed to risks associated with acquisitions and other long-lived and intangible assets that may become impaired and result in an impairment charge.*
     As of June 30, 2007, we had approximately $231.1 million of long-lived assets, including $17.2 million of capitalized software relating to our TIGRIS instrument, goodwill of $18.6 million, a $2.5 million investment in Molecular Profiling Institute, Inc., a $7.0 million investment in Qualigen, Inc., and $50.6 million of capitalized license and manufacturing access fees, patents and purchased intangibles. Additionally, we had $64.1 million of land and buildings, $14.6 million of tenant improvements, $1.5 million of construction in-progress and $55.0 million of equipment and furniture and fixtures. The carrying amounts of long-lived and intangible assets are affected whenever events or changes in circumstances indicate that the carrying amount of any asset may not be recoverable.

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
     Future changes in financial accounting standards or practices, or existing taxation rules or practices, may cause adverse unexpected revenue or expense fluctuations and affect our reported results of operations.*
     A change in accounting standards or practices, or a change in existing taxation rules or practices, can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and taxation rules and varying interpretations of accounting pronouncements and taxation practice have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. Our effective tax rate can also be impacted by changes in estimates of prior years’ items, past and future levels of research and development spending, the outcome of audits by federal, state and foreign jurisdictions and changes in overall levels of income before tax.
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
     The amplified NAT tests that we produce are significantly more expensive to manufacture than our non-amplified products. As we continue to develop new amplified NAT tests in response to market demands for greater sensitivity, our product costs will increase significantly and our margins may decline. We sell our products in a number of cost-sensitive market segments, and we may not be able to manufacture these more complex amplified tests at costs that would allow us to maintain our historical gross margin percentages. In addition, new products that detect or quantify more than one target organism will contain significantly more complex reagents, which will increase the cost of our manufacturing processes and quality control testing. We or other parties we engage to help us may not be able to manufacture these products at a cost or in quantities that would make these products commercially viable. If we are unable to develop or contract for manufacturing capabilities on acceptable terms for our products under development, we will not be able to conduct pre-clinical, clinical and validation testing on these product candidates, which will prevent or delay regulatory clearance or approval of these product candidates and the initiation of new development programs.

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
     Our sales to international markets are subject to additional risks.*
     Sales of our products outside the United States accounted for 20% of our total revenues for the first six months of 2007 and 22% of our total revenues for 2006. Sales by Novartis of our blood screening products outside of the United States accounted for 78% of our international revenues for the first six months of 2007 and 77% of our international revenues for 2006. Novartis has responsibility for the international distribution of our blood screening products, which includes sales in France, Australia, Singapore, New Zealand, South Africa, Italy and other countries. Our sales in France and Japan that were not made through Novartis accounted for 4% of our international sales in the first six months of 2007 and 5% for the year ended December 31, 2006.
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
     We also may have difficulty introducing new products in international markets. For example, we do not believe our blood screening products will be widely adopted in Germany until we are able to offer an assay that screens for hepatitis A virus and parvo B19, as well as HBV, HIV-1 and HCV. When we seek to enter a new international market, we may be dependent on the marketing and sales efforts of our international distributors.
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

     If we fail to attract, hire and retain qualified personnel, we may not be able to design, develop, market or sell our products or successfully manage our business.*
     Competition for top management personnel is intense and we may not be able to recruit and retain the personnel we need. The loss of any one of our management personnel or our inability to identify, attract, retain and integrate additional qualified management personnel could make it difficult for us to manage our business successfully, attract new customers, retain existing customers and pursue our strategic objectives. Although we have employment agreements with our executive officers, we may be unable to retain our existing management. We do not maintain key person life insurance for any of our executive officers. The position of Vice President, Research and Development has been vacant since April 2007.
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
Item 4. Submission of Matters to a Vote of Security Holders.
     On May 31, 2007, our Annual Meeting of Stockholders was held in San Diego, California for the following purposes:
(1)	To elect two (2) directors to hold office until the 2010 Annual Meeting of Stockholders.
For Armin M. Kessler, the number of votes were as follows:
For: 43,448,595
Against: 2,094,587
Abstain: 24,054

For Mae C. Jemison, the number of votes were as follows:
For: 13,213,453
Against: 31,980,176
Abstain: 373,607
(2)	To approve the Gen-Probe Incorporated 2007 Executive Bonus Plan.
For: 44,888,127
Against: 612,614
Abstain: 64,495
Broker Non-Votes: 0
(3)
To ratify the selection by the Audit Committee of our Board of Directors of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2007. The number of votes were as follows:

For: 45,394,777
Against: 160,798
Abstain: 11,661
Broker Non-Votes: 0
     The Company filed on July 19, 2007 a Current Report on Form 8-K regarding Dr. Jemison’s tender of resignation following the Annual Meeting of Stockholders and the decision of the Board of Director’s to decline the resignation. In arriving at its decision, the Board of Directors considered, among other things, Dr. Jemison’s unique qualifications, her past contributions to the Board, her historical attendance and participation in Board meetings and communications, and her commitment to the Board regarding future attendance and scheduling.

Item 6. Exhibits

Exhibit
Number	Description
2.1(1)	Separation and Distribution Agreement, dated and effective as of May 24, 2002, and amended and restated as of August 6, 2002, by and between Chugai Pharmaceutical Co., Ltd. and Gen-Probe Incorporated.

3.1(1)	Form of Amended and Restated Certificate of Incorporation of Gen-Probe Incorporated.

3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Gen-Probe Incorporated.

3.3(3)	Form of Amended and Restated Bylaws of Gen-Probe Incorporated.

3.4(4)	Certificate of Elimination of the Series A Junior Participating Preferred Stock of Gen-Probe Incorporated.

4.1(1)	Specimen common stock certificate.

31.1†	Certification dated August 7, 2007, of Principal Executive Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification dated August 7, 2007, of Principal Financial Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification dated August 7, 2007, of Principal Executive Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification dated August 7, 2007, of Principal Financial Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith.

(1)	Incorporated by reference to Gen-Probe’s Amendment No. 2 to Registration Statement on Form 10 filed with the SEC on August 14, 2002.

(2)	Incorporated by reference to Gen-Probe’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2004.

(3)	Incorporated by reference to Gen-Probe’s Report on Form 8-K filed with the SEC on February 14, 2007.

(4)	Incorporated by reference to Gen-Probe’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on February 23, 2007.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 7, 2007	By:	/s/ Henry L. Nordhoff
Henry L. Nordhoff
Chairman, President and Chief Executive Officer (Principal Executive Officer)

DATE: August 7, 2007	By:	/s/ Herm Rosenman
Herm Rosenman
Vice President — Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)