Form 10-Q
period 2007-09-30
GEN PROBE INC
filed 2007-11-06
CIK 820237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2007
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number 001-31279
GEN-PROBE INCORPORATED
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0044608 (I.R.S. Employer Identification Number)

10210 Genetic Center Drive San Diego, CA (Address of Principal Executive Offices)	92121 (Zip Code)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of October 31, 2007, there were 53,796,801 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

GEN-PROBE INCORPORATED

FORM 10-Q

Page
PART I
Item 1. Financial Statements	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosures about Market Risk	24
Item 4. Controls and Procedures	25
PART II
Item 1. Legal Proceedings	25
Item 1A. Risk Factors	25
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	40
Item 6. Exhibits	41
SIGNATURES	42
EXHIBIT 10.100
EXHIBIT 10.101
EXHIBIT 10.102
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

GEN-PROBE INCORPORATED
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30,	December 31,
	2007	2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$66,888	$87,905
Short-term investments	328,185	202,008
Trade accounts receivable, net of allowance for doubtful accounts of $750 and $670 at September 30, 2007 and December 31, 2006, respectively	38,235	25,880
Accounts receivable — other	5,166	1,646
Inventories	49,186	52,056
Deferred income tax — short term	6,673	7,247
Prepaid income tax	16,229	—
Prepaid expenses	17,874	11,362
Other current assets	5,374	2,583

Total current assets	533,810	390,687
Property, plant and equipment, net	131,245	134,614
Capitalized software	16,552	18,437
Goodwill	18,621	18,621
Deferred income tax — long term	2,064	2,064
License, manufacturing access fees and other assets	58,947	59,416

Total assets	$761,239	$623,839

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,696	$13,586
Accrued salaries and employee benefits	23,055	16,723
Other accrued expenses	8,683	3,320
Income tax payable	732	14,075
Deferred income tax — short term	103	—
Deferred revenue	1,623	921

Total current liabilities	48,892	48,625
Non-current income tax payable	4,766	—
Deferred income tax — long term	360	—
Deferred revenue	3,167	3,667
Deferred rent	40	128
Deferred compensation plan liabilities	1,755	1,211
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.0001 par value per share; 20,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.0001 par value per share; 200,000,000 shares authorized, 53,718,400 and 52,233,656 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	5	5
Additional paid-in capital	400,883	334,184
Accumulated other comprehensive income (loss)	581	(5)
Retained earnings	300,790	236,024

Total stockholders’ equity	702,259	570,208

Total liabilities and stockholders’ equity	$761,239	$623,839

See accompanying notes to consolidated financial statements.

GEN-PROBE INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues:
Product sales	$97,402	$83,470	$278,451	$239,811
Collaborative research revenue	3,118	1,470	11,239	14,743
Royalty and license revenue	1,213	7,287	14,375	9,151

Total revenues	101,733	92,227	304,065	263,705
Operating expenses:
Cost of product sales	31,810	24,298	91,148	76,207
Research and development	27,582	24,178	72,813	63,833
Marketing and sales	9,651	9,526	28,580	27,533
General and administrative	11,380	12,748	34,742	34,104

Total operating expenses	80,423	70,750	227,283	201,677

Income from operations	21,310	21,477	76,782	62,028
Total other income, net	3,333	1,921	8,610	5,081

Income before income tax	24,643	23,398	85,392	67,109
Income tax expense	7,392	8,587	19,664	24,745

Net income	$17,251	$14,811	$65,728	$42,364

Net income per share:
Basic	$0.32	$0.29	$1.25	$0.82

Diluted	$0.31	$0.28	$1.21	$0.80

Weighted average shares outstanding:
Basic	53,221	51,638	52,661	51,407

Diluted	54,857	53,180	54,210	53,001

See accompanying notes to consolidated financial statements.

GEN-PROBE INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Operating activities
Net income	$65,728	$42,364
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,518	19,752
Stock-based compensation charges	14,487	17,755
Stock option income tax benefits	2,031	111
Excess tax benefit from employee stock options	(13,055)	(8,232)
Loss on disposal of property and equipment	202	4
Changes in assets and liabilities:
Accounts receivable	(15,861)	7,550
Inventories	2,660	(5,338)
Prepaid expenses	(6,538)	(682)
Other current assets	(2,756)	507
Other long term assets	(930)	(1,305)
Accounts payable	1,116	(3,103)
Accrued salaries and employee benefits	6,328	2,821
Other accrued expenses	5,343	624
Income tax payable	(14,544)	2,037
Deferred revenue	202	(3,975)
Deferred income tax	794	645
Deferred rent	(88)	(87)
Deferred compensation plan liabilities	544	593

Net cash provided by operating activities	71,181	72,041

Investing activities
Proceeds from sales and maturities of short-term investments	57,391	83,641
Purchases of short-term investments	(182,449)	(104,163)
Purchases of property, plant and equipment	(17,674)	(40,126)
Capitalization of intangible assets, including license fees	(2,127)	(2,245)
Investment in Qualigen	—	(6,993)
Other assets	(334)	(223)

Net cash used in investing activities	(145,193)	(70,109)

Financing activities
Repurchase and retirement of restricted stock for payment of taxes	(1,020)	—
Excess tax benefit from employee stock options	13,055	8,232
Proceeds from issuance of common stock	40,677	19,089

Net cash provided by financing activities	52,712	27,321

Effect of exchange rate changes on cash and cash equivalents	283	485

Net (decrease)/increase in cash and cash equivalents	(21,017)	29,738
Cash and cash equivalents at the beginning of period	87,905	32,328

Cash and cash equivalents at the end of period	$66,888	$62,066

See accompanying notes to consolidated financial statements.

Notes to the Consolidated Financial Statements (unaudited)
Note 1 — Basis of presentation
     The accompanying interim consolidated financial statements of Gen-Probe Incorporated (“Gen-Probe” or the “Company”) at September 30, 2007, and for the three and nine month periods ended September 30, 2007 and 2006, are unaudited and have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In management’s opinion, the unaudited consolidated financial statements include all adjustments, consisting only of normal recurring accruals, necessary to state fairly the financial information therein, in accordance with U.S. GAAP. Interim results are not necessarily indicative of the results that may be reported for any other interim period or for the year ending December 31, 2007.
     These unaudited consolidated financial statements and footnotes thereto should be read in conjunction with the audited financial statements and footnotes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
Note 2 — Summary of significant accounting policies
Recent accounting pronouncements
     In September 2006, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB No. 108”). SAB No. 108, which is effective for fiscal years ending after November 15, 2006, provides guidance on how the effects of prior year uncorrected misstatements, previously deemed to be immaterial, must be considered and adjusted during the current year. The Company adopted this statement effective January 1, 2006, which resulted in a recast of its financial results for the first nine months of 2006. The details are more fully discussed in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
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
     The Company used the following weighted average assumptions (annualized percentages) to estimate the fair value of options granted and the shares purchased under the Company’s stock option plans and ESPP for the three and nine month periods ended September 30, 2007 and 2006:

	Stock Option Plans				ESPP
	Three Months		Nine Months		Three Months		Nine Months
	Ended September 30,		Ended September 30,		Ended September 30,		Ended September 30,
	2007	2006	2007	2006	2007	2006	2007	2006
Risk-free interest rate	4.7%	4.8%	4.7%	4.8%	5.0%	5.0%	5.0%	4.4%
Volatility	37%	42%	36%	42%	29%	38%	29%	40%
Dividend yield	—	—	—	—	—	—	—	—
Expected term (years)	4.2	4.2	4.2	4.5	0.5	0.5	0.5	0.5
Resulting average fair value	$22.42	$19.87	$21.13	$20.93	$13.82	$13.48	$12.89	$12.99

     The Company’s unrecognized compensation expense, before income tax and adjusted for estimated forfeitures, related to outstanding unvested stock-based awards was approximately as follows (in thousands, except number of years):

	Weighted Average	Unrecognized
	Remaining Expense	Expense as of
Awards	Life (Years)	September 30, 2007
Options	1.7	$42,016
ESPP	0.2	76
Restricted stock	1.7	12,459
Deferred Issuance Restricted Stock	1.5	2,371

		$56,922

     At September 30, 2007, the Company had outstanding 305,395 shares of unvested restricted stock and Deferred Issuance Restricted Stock from awards that had a weighted average grant date fair value of $53.09 per share. The fair value of the 44,041 shares of restricted stock and Deferred Issuance Restricted Stock from awards that vested during the first nine months of 2007 was approximately $2,048,000.
Impact of SFAS No. 123(R)
     The following table summarizes the stock-based compensation expense for stock option grants and ESPP shares that the Company recorded in its statement of income in accordance with SFAS No. 123(R) for the three and nine month periods ended September 30, 2007 and 2006 (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Cost of product sales	$663	$743	$2,345	$1,366
Research and development	1,206	2,024	3,076	5,698
Marketing and sales	581	863	1,552	2,335
General and administrative	1,755	2,749	4,950	6,755

Reduction of operating income before income tax	4,205	6,379	11,923	16,154
Income tax benefit	(1,012)	(2,331)	(4,441)	(5,782)

Reduction of net income	$3,193	$4,048	$7,482	$10,372

Reduction of net income per share:
Basic	$0.06	$0.08	$0.14	$0.20

Diluted	$0.06	$0.08	$0.14	$0.19

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

     The following table sets forth the computation of net income per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income	$17,251	$14,811	$65,728	$42,364

Weighted average shares outstanding — Basic	53,221	51,638	52,661	51,407
Effect of dilutive common stock options outstanding	1,636	1,542	1,549	1,594

Weighted average shares outstanding — Diluted	54,857	53,180	54,210	53,001

Net income per share:
Basic	$0.32	$0.29	$1.25	$0.82

Diluted	$0.31	$0.28	$1.21	$0.80

     Dilutive securities include common stock options subject to vesting. Potentially dilutive securities totaling 1,493,973 and 1,437,857 shares for the three month periods ended September 30, 2007 and 2006, respectively, and 1,507,776 and 1,149,091 shares for the nine month periods ended September 30, 2007 and 2006, respectively, were excluded from the calculation of diluted earnings per share because of their anti-dilutive effect.
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
     Components of comprehensive income, net of income tax, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income	$17,251	$14,811	$65,728	$42,364

Change in unrealized gain (loss) on investments	1,466	1,023	1,015	462
Foreign currency translation adjustment	(440)	(68)	(429)	1,050

Other comprehensive income, net	1,026	955	586	1,512

Comprehensive income	$18,277	$15,766	$66,314	$43,876

Note 6 — Balance sheet information
     The following tables provide details of selected balance sheet items (in thousands):
Inventories

	September 30,	December 31,
	2007	2006
Raw materials and supplies	$8,205	$9,479
Work in process	22,641	25,018
Finished goods	18,340	17,559

	$49,186	$52,056

Property, plant and equipment

	September 30,	December 31,
	2007	2006
Land	$13,862	$13,862
Building	69,946	70,928
Machinery and equipment	137,518	128,572
Tenant improvements	31,529	28,185
Furniture and fixtures	16,037	15,995
Construction in-progress	479	618

Property, plant and equipment (at cost)	269,371	258,160
Less accumulated depreciation and amortization	(138,126)	(123,546)

Property, plant and equipment (net)	$131,245	$134,614

License, manufacturing access fees and other assets

	September 30,	December 31,
	2007	2006
Patents	$17,217	$16,689
Purchased intangible assets	33,636	33,636
License and manufacturing access fees	53,326	51,726
Investment in Molecular Profiling Institute, Inc.	2,500	2,500
Investment in Qualigen, Inc.	6,993	6,993
Other assets	3,220	2,293

	116,892	113,837
Less accumulated amortization	(57,945)	(54,421)

	$58,947	$59,416

Note 7 — Short-term investments
     The following is a summary of short-term investments as of September 30, 2007 (in thousands):

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Municipal securities	$326,245	$909	$(376)	$326,778
Foreign debt securities	1,407	—	—	1,407

Total short-term investments	$327,652	$909	$(376)	$328,185

     The following table shows the gross unrealized losses and estimated fair values of the Company’s investments in individual securities that have been in a continuous unrealized loss position deemed to be temporary for less than 12 months and for more than 12 months, aggregated by investment category, as of September 30, 2007 (in thousands):

	Less than 12 Months		More than 12 Months
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses
Municipal securities	$25,810	$(78)	$81,815	$(298)
Foreign debt securities	—	—	—	—

Total short-term investments	$25,810	$(78)	$81,815	$(298)

     The unrealized losses on the Company’s investments in municipal securities were caused by market interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. The Company does not consider its investments in municipal securities to be other-than-temporarily impaired at September 30, 2007, since the Company has the ability and intent to hold those investments until a recovery of fair value, which may be at maturity. There were less than $1,000 in realized gains from the sale of short-term investments for the three and nine month periods ended September 30, 2007 and 2006. Gross realized losses from the sale of short-term investments were $13,000 and $48,000 for the three month periods ended September 30, 2007 and 2006, respectively, and $13,000 and $69,000 for the nine month periods ended September 30, 2007 and 2006, respectively.
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
     During the second quarter of 2007, a U.S. federal audit of the Company’s 2003 and 2004 tax returns was completed. As a result of this audit, previously unrecognized tax benefits of $9,481,000 were recognized. The completion of the audit, including reversal of accrued interest, resulted in an $8,736,000 benefit that favorably affected the Company’s effective tax rate. As of September 30, 2007, the Company had total gross unrecognized tax benefits of approximately $9,157,000. The amount of unrecognized tax benefits (net of the federal benefit for state taxes) that would favorably affect the Company’s effective income tax rate, if recognized, was $6,612,000.
     The Company estimates that its accrual for unrecognized tax benefits will decrease between $2,500,000 to $2,700,000 during the next twelve months as a result of tax audits expected to be completed during this period. The unrecognized tax benefits generally relate to areas of tax law, including research tax credits, where the determination of an allowable benefit is highly subjective.
     The Company’s California tax returns for the 2003 and 2004 tax years are currently under audit. Material filings subject to future examination are the Company’s U.S. federal and California returns filed for the 2005 and 2006 tax years.
     It is the Company’s practice to include interest and penalties that relate to income tax matters as a component of income tax expense. Including the cumulative effect of adopting FIN No. 48, $2,157,000 of interest and $0 of penalties were accrued as of January 1, 2007. As of September 30, 2007, the accrued interest balance was $255,000.
Note 9 — Stockholders’ equity
Stock options
     The Company’s stock option program is a broad-based, long-term retention program that is intended to attract and retain talented employees and directors and to align stockholder and employee interests. Substantially all of the Company’s full-time employees have historically participated in the Company’s stock option program.

     A summary of the Company’s stock option activity for all option plans is as follows (in thousands, except per share data and number of years):

			Weighted
			Average	Aggregate
			Remaining	Intrinsic
	Number of	Weighted Average	Contractual	Value
	Shares	Exercise Price	Life (Years)	(in thousands)
Outstanding at December 31, 2006	6,300	$34.99
Granted	1,054	58.12
Exercised	(1,350)	28.85
Cancelled	(338)	44.29

Outstanding at September 30, 2007	5,666	40.13	7.4	$150,268

Exercisable at September 30, 2007	3,022	$30.90	6.2	$108,353

     The Company defines in-the-money options at September 30, 2007 as options that had exercise prices that were lower than the $66.58 closing market price of its common stock at that date. The aggregate intrinsic value of options outstanding at September 30, 2007 is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s common stock for the 3,021,758 shares that were in-the-money at that date. The total intrinsic value of options exercised during the first nine months of 2007 was $39,312,000, determined as of the exercise dates. The total fair value (using the Black-Scholes-Merton Model) of shares vested during the first nine months of 2007 was $19,337,000. The Company also had 80,000 shares of Deferred Issuance Restricted Stock awards and 259,980 shares of restricted stock outstanding as of September 30, 2007 that have not been reflected in the table above.
     Additional information about stock options outstanding at September 30, 2007 with exercise prices less than or above $66.58, the closing price of the Company’s common stock as of September 30, 2007, is as follows (in thousands, except per share data):

	Exercisable		Unexercisable		Total
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
As of September 30, 2007	Shares	Price	Shares	Price	Shares	Price
In-the-Money	3,022	$30.90	2,644	$50.73	5,666	$40.13
Out-of-the-Money	—	—	—	—	—	—

Total Options Outstanding	3,022		2,644		5,666

     A summary of the Company’s unvested stock options at September 30, 2007, including the associated fair value of the awards using the Black-Scholes-Merton Model, and changes during the nine months then ended, is as follows (in thousands, except per share data and number of years):

			Weighted
			Average
		Weighted Average	Remaining
	Number of	Grant-Date	Contractual
	Shares	Fair Value	Life (Years)
Non-vested at December 31, 2006	2,959	$19.51
Granted	1,054	21.13
Vested	(1,035)	18.69
Forfeited	(334)	19.39

Non-vested at September 30, 2007	2,644	$20.62	1.4

     Changes in stockholders’ equity for the nine months ended September 30, 2007 were as follows (in thousands):

Balance at December 31, 2006	$570,208
Net income	65,728
Cumulative effect adjustment upon adoption of FIN No. 48	(962)
Other comprehensive income, net	586
Net proceeds from the issuance of common stock	38,937
Purchase of common shares through ESPP	1,740
Purchase of common stock by board members	98
Cancellation of restricted stock awards	(260)
Repurchase and retirement of restricted stock for payment of taxes	(1,020)
Stock-based compensation expense — restricted stock	2,726
Stock-based compensation expense — all other	11,923
Stock-based compensation — net capitalized to inventory	(500)
Tax benefit from the exercise of stock options	13,055

Balance at September 30, 2007	$702,259

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
     On July 13, 2007, the ICDR arbitrators granted the Company’s petition to join the arbitration. On August 27, 2007, Digene filed an amended arbitration demand and asserted a claim against the Company for tortious interference with the cross-license agreement. The arbitration hearing in this matter has been set for October 2008.
     On December 8, 2006, the Company filed a complaint in the Superior Court of the State of California for the County of San Diego naming Digene as defendant and the Roche entities as nominal defendants. The complaint sought a declaratory judgment that the supply and purchase agreement was valid and did not constitute a license or sublicense of the patents covered by the cross-license agreement between Roche and Digene. On July 26, 2007, following the ICDR arbitrators’ decision to permit the Company to join the arbitration, the San Diego County Superior Court entered judgment dismissing the Company’s complaint.
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
     The following information should be read in conjunction with our September 30, 2007 consolidated financial statements and related notes thereto included elsewhere in this quarterly report and with our consolidated financial statements and notes thereto for the year ended December 31, 2006 and the related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2006. We also urge you to review and consider our disclosures describing various risks that may affect our business, which are set forth under the heading “Risk Factors” in this quarterly report and in our Annual Report on Form 10-K for the year ended December 31, 2006.
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
Recent Events
     Financial Results
     Product sales for the third quarter of 2007 were $97.4 million, compared to $83.5 million in the same period of the prior year, an increase of 17%. Total revenues for the third quarter of 2007 were $101.7 million, compared to $92.3 million in the same period of the prior year, an increase of 10%. Net income for the third quarter of 2007 was $17.2 million ($0.31 per diluted share), compared to $14.8 million ($0.28 per diluted share) in the same period of the prior year, an increase of 16%.
     Product sales for the first nine months of 2007 were $278.5 million, compared to $239.8 million in the same period of the prior year, an increase of 16%. Total revenues for the first nine months of 2007 were $304.1 million, compared to $263.7 million in the same period of the prior year, an increase of 15%. Net income for the first nine months of 2007 was $65.7 million ($1.21 per diluted share), compared to $42.4 million ($0.80 per diluted share) in the same period of the prior year, an increase of 55%. Net income for the first nine months of 2007 included an $8.7 million tax benefit associated with an April 2007 tax settlement with the Internal Revenue Service, or IRS.

     Corporate Collaborations
     In July 2007, we authorized Stratec Biomedical Systems AG, or Stratec, to commence their Phase 2 development activities pursuant to our Development Agreement for the Panther Instrument System. The Development Agreement provides for the development of a fully automated, mid-volume molecular diagnostic instrument by Stratec. Stratec is providing services for the design and development of the Panther Instrument System at a fixed price of $9.4 million, to be paid in installments due upon achievement of specified technical milestones. In addition, we will purchase prototype, validation, pre-production and production instruments, at specified fixed transfer prices, that will cost approximately $10.2 million in the aggregate if we elect to purchase the number of each instrument type we currently expect to purchase. We will also purchase production tooling from Stratec at a cost of approximately $1.2 million.
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
     In April 2007, we entered into an exclusive collaboration agreement with 3M Company, or 3M, to develop and commercialize rapid nucleic acid tests to detect certain dangerous healthcare-associated infections, such as methicillin-resistant Staphylococcus aureus. Under the terms of the agreement, we will be responsible for assay development, which 3M will help fund. 3M will be responsible for integrating these assays onto one of its proprietary integrated instrument platforms currently under development. We will conduct bulk manufacturing of assays, while 3M will produce disposables for use on its instrument. 3M will manage clinical trials and regulatory affairs, and will handle global sales and marketing with co-promotion assistance from our sales representatives. 3M has agreed to pay milestones to us based on technical and commercial progress, and we will share profits from the sale of commercial products.
     Product Development
     In May 2007, the Food and Drug Administration, or FDA, approved our Procleix TIGRIS system for use with our Procleix Ultrio assay, to screen donated blood, plasma, organs and tissues for HIV-1 and HCV in individual blood donations or in pools of up to 16 blood samples. The system and assay also detect HBV in blood donations that are HBV-positive based on serology tests for HBV surface antigen and core antibodies. The system has not been approved at this time to screen donated blood for HBV, as the initial clinical studies were not designed to, and did not, demonstrate HBV “yield”. Yield is defined as HBV-infected blood donations that were intercepted by the Procleix Ultrio assay, but that were initially negative based on the serology tests. We and Novartis have initiated a post-marketing study to demonstrate HBV yield and gain the associated donor screening claim. We believe the first of two required yield cases has been identified in the study, although this must be confirmed through a regulatory submission to the FDA.
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
     In January 2007, the United States Army Medical Research and Material Command, which actively manages research programs for the Department of Defense, granted us a $2.5 million award for the development of improved cancer diagnostic assays. In September 2007, this award was increased by $1.1 million to $3.6 million.

Revenues
     We derive revenues from three primary sources: product sales, collaborative research revenue and royalty and license revenue. The majority of our revenues come from product sales, which consist primarily of sales of our NAT assays tested on our proprietary instruments that serve as the analytical platform for our assays. We recognize as collaborative research revenue payments we receive from Novartis for the products provided under our collaboration agreement with Novartis prior to regulatory approval, and the payments we receive from Novartis and other collaboration partners for research and development activities. Our royalty and license revenue reflects fees paid to us by Bayer Corporation, or Bayer (now Siemens Medical Solutions Diagnostics, Inc.), and other third parties for the use of our proprietary technology. For the first nine months of 2007, product sales, collaborative research revenue, and royalty and license revenue equaled 91%, 4% and 5%, respectively, of our total revenues of $304.1 million. For the same period in the prior year, product sales, collaborative research revenue, and royalty and license revenue equaled 91%, 6%, and 3%, respectively, of our total revenues of $263.7 million.
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
     A portion of our blood screening revenues is from sales of TIGRIS instruments to Novartis, which totaled $6.2 million and $6.6 million during the first nine months of 2007 and 2006, respectively. Under our collaboration agreement with Novartis, we sell TIGRIS instruments to them at prices that approximate cost. These instrument sales, therefore, negatively impact our gross margin percentage in the periods when they occur, but are a necessary precursor to increased sales of blood screening assays in the future.
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
     We believe there have been no significant changes during the first nine months of 2007 to the items that we disclosed as our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2006, except for the item discussed below.
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
Results of Operations

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2007	2006	$ Change	% Change	2007	2006	$ Change	% Change
	(In millions, except per share data)
Statement of income:
Revenues:
Product sales	$97.4	$83.5	$13.9	17%	$278.5	$239.8	$38.7	16%
Collaborative research revenue	3.1	1.5	1.6	107%	11.2	14.7	(3.5)	(24)%
Royalty and license revenue	1.2	7.3	(6.1)	(84)%	14.4	9.2	5.2	57%

Total revenues	101.7	92.3	9.4	10%	304.1	263.7	40.4	15%
Operating expenses:
Cost of product sales	31.8	24.3	7.5	31%	91.2	76.2	15.0	20%
Research and development	27.6	24.2	3.4	14%	72.8	63.8	9.0	14%
Marketing and sales	9.6	9.5	0.1	1%	28.6	27.6	1.0	4%
General and administrative	11.4	12.8	(1.4)	(11)%	34.7	34.1	0.6	2%

Total operating expenses	80.4	70.8	9.6	14%	227.3	201.7	25.6	13%

Income from operations	21.3	21.5	(0.2)	(1)%	76.8	62.0	14.8	24%

Total other income, net	3.3	1.9	1.4	74%	8.6	5.1	3.5	69%
Income tax expense	7.4	8.6	(1.2)	(14)%	19.7	24.7	(5.0)	(20)%

Net income	$17.2	$14.8	$2.4	16%	$65.7	$42.4	$23.3	55%

Net income per share
Basic	$0.32	$0.29	$0.03	10%	$1.25	$0.82	$0.43	52%
Diluted	$0.31	$0.28	$0.03	11%	$1.21	$0.80	$0.41	51%
Weighted average shares outstanding
Basic	53.2	51.6			52.7	51.4
Diluted	54.9	53.2			54.2	53.0
     Amounts and percentages in this table and throughout our discussion and analysis of financial conditions and results of operations may reflect rounding adjustments. Percentages have been rounded to the nearest whole percentage.

     Product sales
     Product sales increased 17% to $97.4 million in the third quarter of 2007 and 16% to $278.5 million in the first nine months of 2007, from the comparable periods of 2006. The $13.9 million increase in the third quarter of 2007 compared to 2006 was primarily attributed to $7.7 million in higher APTIMA assay sales, $4.8 million in higher blood screening assay sales and $3.3 in higher instrument sales. These increases were partially offset by a $2.8 million decrease in PACE product sales. Blood screening related sales, including assay, instrument, and ancillary sales, represented $45.6 million, or 47% of product sales, in the third quarter of 2007, compared to $40.2 million, or 48% of product sales in the third quarter of 2006. The increase in blood screening related sales during the third quarter of 2007 compared to 2006 was principally attributed to the approval and commercial launch of our WNV assay and international expansion of Procleix Ultrio (HIV-1/HCV/HBV) assay sales. Diagnostic product sales, including assay, instrument, and ancillary sales, represented $51.8 million, or 53% of product sales, in the third quarter of 2007, compared to $43.3 million, or 52% of product sales in the third quarter of 2006. This increase in sales was primarily driven by volume gains in our APTIMA product line as the result of PACE conversions, and market share gains attributed to the assays’ clinical performance and the availability of our fully automated TIGRIS instrument. Average pricing related to our primary APTIMA products remained consistent with 2006 levels.
     The $38.7 million increase in product sales in the first nine months of 2007 compared to 2006 was primarily attributed to $25.8 million in higher APTIMA assay sales and $18.7 million in higher blood screening assay sales, partially offset by a $8.2 million decrease in PACE product sales. Blood screening related sales, including assay, instrument, and ancillary sales, represented $129.0 million, or 46% of product sales, in the first nine months of 2007, compared to $114.0 million, or 48% of product sales in the first nine months of 2006. The increase in blood screening related sales during the first nine months of 2007 compared to 2006 was principally attributed to the approval and commercial launch of our WNV assay and international expansion of Procleix Ultrio (HIV-1/HCV/HBV) assay sales, offset by decreased instrument sales to Novartis. Our share of blood screening revenues is based upon sales of assays by Novartis, blood donation levels and the related price per donation. In 2007, growth of United States blood donation volumes screened using the Procleix HIV-1/HCV assay was relatively flat, as was the related pricing. Diagnostic product sales, including assay, instrument, and ancillary sales, represented $149.5 million, or 54% of product sales, in the first nine months of 2007, compared to $125.8 million, or 52% of product sales in the first nine months of 2006. The increase in 2007 was primarily driven by volume gains in our APTIMA product line as the result of PACE conversions, and market share gains attributed to the assays’ clinical performance and the availability of our fully automated TIGRIS instrument. Average pricing related to our primary APTIMA products remained consistent with 2006 levels.
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
     Collaborative research revenue
     Collaborative research revenue increased 107% in the third quarter of 2007 and decreased 24% in the first nine months of 2007 from the comparable periods of 2006. The $1.6 million increase in the third quarter of 2007 compared to 2006 was primarily the result of a $0.8 million increase in revenue from the U.S. Army Medical Research and Material Command for the development of improved cancer diagnostic assays, and a $0.8 million increase in blood screening development expenses billed to Novartis related to Procleix Ultrio assay development charges.
     The $3.5 million decrease in collaborative research revenue in the first nine months of 2007 compared to 2006 was primarily the result of a $9.2 million decrease in revenue from Novartis related to deliveries of WNV tests on a “cost recovery” basis in the first nine months of 2006, which are now recorded as product sales, and a $1.3 million decrease in reimbursements from Millipore, as the first assay under our collaboration is moving out of the development phase and into commercialization. These decreases were partially offset by a $2.8 million increase in revenue from the U.S. Army Medical Research and Material Command for the development of improved cancer diagnostic assays, a $3.5 million increase in blood screening development expenses billed to Novartis related to Procleix Ultrio assay development, and a $1.2 million increase in revenue from 3M related to our food testing program.
     Collaborative research revenue fluctuates based on the amount of research services performed, the status of projects under collaboration and the achievement of milestones. Under the terms of our collaboration agreement with Novartis, a milestone payment of $10.0 million is due to us in the future if we obtain full FDA approval of our Procleix Ultrio assay for blood screening use on our TIGRIS instrument. Also, milestone payments from 3M are due to us in the future upon achievement of technological and commercial milestones under our hospital-acquired infection and food testing collaborations. There is no guarantee we will achieve these milestones and receive the associated payments under these agreements.

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
     Royalty and license revenue
     Royalty and license revenue decreased 84% in the third quarter of 2007 and increased 57% in the first nine months of 2007 from the comparable periods of 2006. The $6.1 million decrease in the third quarter of 2007 was primarily due to license fee revenue in 2006 from Bayer ($5.0 million) and Tosoh ($1.0 million), both of which related to our settlement of litigation with Bayer.
     The $5.2 million increase in the first nine months of 2007 compared to 2006 was principally attributed to a second royalty payment received from Bayer as part of our 2006 settlement agreement ($10.3 million), along with higher Chiron blood plasma royalties ($0.7 million), partially offset by license fee revenue in 2006 from Bayer ($5.0 million) and Tosoh ($1.0 million).
     Royalty and license revenue may fluctuate based on the nature of the related agreements and the timing of receipt of license fees. For example, during the first nine months of 2007, our royalty and license revenue increased substantially, primarily as a result of a royalty payment which became due and was received in January 2007 from Bayer as part of our 2006 settlement agreement. Results in any one period are not necessarily indicative of results to be achieved in the future. In addition, our ability to generate additional royalty and license revenue will depend, in part, on our ability to market and capitalize on our technologies. We may not be able to do so and future royalty and license revenue may decline.
     Cost of product sales
     Cost of product sales increased 31% in the third quarter and 20% in the first nine months of 2007 from the comparable periods of 2006. The $7.5 million increase in the third quarter of 2007 compared to 2006 was principally attributed to higher instrument shipments ($3.4 million), higher APTIMA shipments ($1.2 million), changes in production volumes ($2.4 million), and higher instrument amortization costs ($0.5 million).
     The $15.0 million increase in the first nine months of 2007 compared to 2006 was principally attributed to higher blood screening shipments of Procleix Ultrio ($4.0 million) and WNV ($2.7 million) assays, higher APTIMA shipments ($4.3 million), increased amortization of stock-based compensation expense ($1.1 million) and higher instrument amortization ($1.4 million).
     Our gross profit margin as a percentage of product sales decreased to 67.3% in both the third quarter and first nine months of 2007, from 70.9% and 68.2%, respectively, in the comparable periods of 2006. The decrease in gross profit margin percentage in 2007 was principally attributed to increased sales of low gross profit margin instruments, increased instrument amortization, increased amortization of stock-based compensation expense, and changes in production volumes. These decreases were partially offset by increases in revenue associated with commercial sales of the WNV assay, and an increase in revenue associated with increased sales of APTIMA.
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

     We anticipate that our blood screening customers’ requirements for smaller pool sizes or ultimately individual donor testing of blood samples will result in lower gross margin percentages, as additional tests will be required to deliver the sample results. We have already observed this trend with respect to certain sales in Europe. We are not able to accurately predict the ultimate timing and extent to which our gross margin percentage will be negatively affected as a result of smaller pool sizes or individual donor testing, as this depends on associated price changes. In general, international pool sizes are smaller than domestic pool sizes and, therefore, growth in blood screening revenues attributed to international expansion has led and will lead to lower gross margin percentages.
     Research and development
     Our R&D expenses include salaries and other personnel-related expenses, outside services, laboratory and manufacturing supplies, pre-commercial development lots and clinical trials. R&D expenses increased 14% in both the third quarter and first nine months of 2007 from the comparable periods of 2006. The $3.4 million increase in the third quarter of 2007 compared to 2006 was primarily due to an increase in spending for development lot activity ($2.7 million) and higher expenses associated with our new building ($0.8 million).
     The $9.0 million increase in the first nine months of 2007 compared to 2006 was primarily due to increased spending for development lot activity ($4.3 million), an increase in expenses associated with our new building ($4.3 million), higher salaries and personnel-related expenses ($1.8 million) and an increase in professional fees due to funding commitments for our low to mid-volume instrument ($1.2 million), partially offset by a decrease in stock-based compensation expense due to increased forfeitures ($2.5 million).
     Marketing and sales
     Our marketing and sales expenses include salaries and other personnel-related expenses, promotional expenses, and outside services. Marketing and sales expenses increased 1% in the third quarter and 4% in the first nine months of 2007 from the comparable periods of 2006.
     General and administrative
     Our general and administrative, or G&A, expenses include salaries and other personnel-related expenses for finance, legal, strategic planning and business development, public relations and human resources, as well as professional fees for legal, patents and auditing services. G&A expenses decreased 11% in the third quarter and increased 2% in the first nine months of 2007 from the comparable periods of 2006. The $1.4 million decrease in the third quarter of 2007 compared to 2006 was primarily the result of decreased professional fees associated with our two patent infringement lawsuits against Bayer, which we settled in 2006.
     Total other income, net
     Total other income, net, generally consists of investment and interest income. The $1.4 million net increase in the third quarter of 2007 and the $3.5 million net increase in the first nine months of 2007 from the comparable periods of 2006 were primarily due to an increase in interest income resulting from higher average balances of our short-term investments and higher yields on our investment portfolio.
     Income tax expense
     Income tax expense decreased to $7.4 million, or 30.0% of pretax income, in the third quarter of 2007, from $8.6 million, or 36.7% of pretax income, in the third quarter of 2006. In the first nine months of 2007, income tax expense decreased to $19.7 million, or 23.0% of pretax income, from $24.7 million, or 36.9% of pretax income, in the first nine months of 2006. The decrease in our effective tax rate in the third quarter was largely the result of higher tax-exempt interest and a favorable adjustment upon completion of our 2006 federal tax return. The decrease in our effective tax rate in the first nine months of 2007 was principally attributed to completion of a U.S. federal audit of our tax returns through 2004, which resulted in an $8.7 million tax benefit associated with a second quarter 2007 tax settlement with the IRS, higher tax-exempt interest and a favorable adjustment upon completion of our 2006 federal tax return.

Liquidity and capital resources
(In thousands)

	September 30,	December 31,
	2007	2006
Cash, cash equivalents and short-term investments	$395,073	$289,913
Working capital	$484,918	$342,062
Current ratio	11:1	8:1
     Aside from $71.2 million of cash provided by operating activities, the changes in working capital and current ratio from December 31, 2006 to September 30, 2007 were principally attributed to a $10.9 million reduction in tax reserves related to settlement of an IRS audit and reclassification of $4.0 million in income tax payable from current to non-current resulting from the adoption of FIN No. 48 as of January 1, 2007.
(In thousands)

	Nine Months Ended
	September 30,
	2007	2006	$ Change
Cash provided by (used in):
Operating activities	$71,181	$72,041	$(860)
Investing activities	(145,193)	(70,109)	75,084
Financing activities	52,712	27,321	25,391
Purchases of property, plant and equipment (included in investing activities above)	$(17,674)	$(40,126)	$(22,452)
     Historically, we have financed our operations through cash from operations, including cash received from collaborative research agreements, royalty and license fees, and cash from capital contributions. At September 30, 2007, we had $395.1 million of cash and cash equivalents and short-term investments.
     The $0.9 million decrease in net cash provided by operating activities during the first nine months of 2007 compared to the same period of the prior year was primarily due to a decrease in income tax payable ($16.6 million), related to the favorable settlement of the IRS federal tax audit, and an increase in accounts receivable ($23.4 million) due to overall increased sales, specifically increased instrument sales. These decreases were mostly offset by higher net income ($23.4 million), higher depreciation and amortization expense ($5.8 million), and a net decrease in inventories ($8.0 million).
     The $75.1 million increase in net cash used in investing activities during the first nine months of 2007 compared to the same period of the prior year included an increase in purchases (net of sales) of short-term investments ($104.5 million), partially offset by a decrease in capital expenditures ($22.5 million) and investments ($7.0 million). The increase in purchases of short-term investments was driven by the reinvestment of excess cash generated by operating activities, as well as proceeds from the exercise of stock options. The decline in capital expenditures was primarily due to the completion of construction of our new building in 2006.
     The $25.4 million increase in net cash provided by financing activities during the first nine months of 2007 compared to the same period of the prior year was principally attributed to an increase in proceeds from the exercise of stock options ($21.6 million) and an increase in the associated excess tax benefits ($4.8 million). On a going-forward basis, cash from financing activities will continue to be affected by proceeds from the exercise of stock options and receipts from sales of stock under our Employee Stock Purchase Plan, or ESPP. We expect fluctuations to occur throughout the year, as the amount and frequency of stock-related transactions are dependent upon the market performance of our common stock, along with other factors.

     In May 2006, we completed construction of an additional building on our main San Diego campus. This new building consists of an approximately 292,000 square foot shell and currently has 214,000 square feet built-out with interior improvements. Approximately 78,000 square feet of unimproved expansion space remains to accommodate future growth. Construction costs as of September 30, 2007 were approximately $46.3 million. These costs were capitalized as incurred and depreciation commenced upon our move-in during May 2006. In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — an Amendment of Accounting Research Bulletin No. 43, Chapter 4”, or SFAS No. 151, clarifying the accounting for idle facility expense to be recognized as a current-period charge. Costs associated with our San Diego campus are generally allocated based on square feet. Costs that are allocated to expansion space are expensed in the period incurred in accordance with SFAS No. 151.
     We implemented a new enterprise resource planning, or ERP, system that cost approximately $4.9 million in 2004. We incurred $1.7 million in additional costs in the first nine months of 2007, and $3.3 million and $2.9 million in costs during fiscal years 2006 and 2005, respectively. We expect to incur up to $2.2 million in costs in the aggregate in 2007 for enhancements to our ERP system.
     Contractual obligations and commercial commitments
     Our contractual obligations due to lessors for properties that we lease, as well as amounts due for purchase commitments and collaborative agreements as of September 30, 2007 were as follows (in thousands):

	Total	2007	2008	2009	2010	Thereafter
Operating leases (1)	$454	$217	$167	$70	$—	$—
Material purchase commitments (2)	34,244	6,254	19,739	5,438	813	2,000
Collaborative commitments (3)	13,259	443	10,766	1,400	650	—

Total (4)	$47,957	$6,914	$30,672	$6,908	$1,463	$2,000

(1)	Reflects obligations on facilities under operating leases in place as of September 30, 2007. Future minimum lease payments are included in the table above.

(2)
Amounts represent our minimum purchase commitments from key vendors for the TIGRIS and Panther instruments, as well as raw materials used in manufacturing. Of the $21.4 million expected to be used to purchase TIGRIS instruments, we anticipate that approximately $15.4 million of these instruments will be sold to Novartis. For the Panther instrument, these amounts include $11.5 million expected to be used to purchase prototype, validation, pre-production and production instruments pursuant to the Stratec Development Agreement and potential minimum purchase commitments under our Supply Agreement. Our obligations under the Supply Agreement are contingent on successful completion of all activities under the Development Agreement.

(3)
In addition to the minimum payments due under our collaborative agreements included in the table above, we may be required to pay up to $11.1 million in milestone payments, plus royalties on net sales of any products using specified technology. We may also be required to pay up to $7.5 million in future development costs in the form of milestone payments.

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

     Additionally, we have liabilities for deferred employee compensation which totaled $3.2 million at September 30, 2007. The payments related to the deferred compensation are not included in the table above because they are typically dependent upon when certain key employees retire or otherwise terminate their employment. At this time, we cannot reasonably predict when these events may occur.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio. Our risk associated with fluctuating interest income is limited to our investments in interest rate sensitive financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage this exposure to interest rate changes. We seek to ensure the safety and preservation of our invested principal by limiting default risk, market risk, and reinvestment risk. We mitigate default risk by investing in short-term investment grade securities. A 100 basis point increase or decrease in interest rates would increase or decrease our current investment balance by approximately $6.0 million annually. While changes in our interest rates may affect the fair value of our investment portfolio, any gains or losses are not recognized in our statement of income until the investment is sold or if a reduction in fair value is determined to be a permanent impairment.
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
     We are exposed to foreign exchange risk for expenditures in certain foreign countries, but the total receivables and payables denominated in foreign currencies as of September 30, 2007 were not material. Under our collaboration agreement with Novartis, a growing portion of blood screening product sales is from western European countries. As a result, our international blood screening product sales are affected by changes in the foreign currency exchange rates of those countries where Novartis’ business is conducted in Euros or other local currencies. We do not enter into foreign currency hedging transactions to mitigate our exposure to foreign currency exchange risks. Based on international blood screening product sales during the first nine months of 2007, a 10% movement of currency exchange rates would result in a blood screening product sales increase or decrease of approximately $5.3 million annually. We believe that our business operations are not exposed to market risk relating to commodity prices.

Item 4. Controls and Procedures
     As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the quarter ended September 30, 2007.
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
     There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Our quarterly revenue and operating results may vary significantly in future periods and our stock price may decline.*
     Our operating results have fluctuated in the past and are likely to continue to do so in the future. Our revenues are unpredictable and may fluctuate due to changes in demand for our products, the timing of the execution of customer contracts, the timing of milestone payments, or the failure to achieve and receive the same, and the initiation or termination of corporate collaboration agreements. A significant portion of our costs also can vary substantially between quarterly or annual reporting periods. For example, the total amount of research and development costs in a period often depends on the amount of costs we incur in connection with manufacturing developmental lots and clinical trial lots. Moreover, a variety of factors may affect our ability to make accurate forecasts regarding our operating results. For example, our new blood screening products and some of our clinical diagnostic products have a relatively limited sales history, which limits our ability to project future sales and the sales cycles accurately. In addition, we base our internal projections of our blood screening product sales and international sales of various diagnostic products on projections prepared by our distributors of these products and therefore we are dependent upon the accuracy of those projections. We expect continuing fluctuations in our manufacture and shipment of blood screening products to Novartis, which vary each period based on Novartis’ inventory levels and supply chain needs. Because of all of these factors, our operating results in one or more future quarters may fail to meet or exceed financial guidance we may provide from time to time and the expectations of securities analysts or investors, which could cause our stock price to decline. In addition, the trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about our business and that of our competitors. Furthermore, failure to achieve our operational goals may inhibit our targeted growth plans and the successful implementation of our strategic objectives.
We are dependent on Novartis and other third parties for the distribution of some of our products. If any of our distributors terminates its relationship with us or fails to adequately perform, our product sales will suffer.*
     We rely on Novartis to distribute our blood screening products and Siemens to distribute some of our clinical diagnostic products for the detection of viral microorganisms. Commercial product sales by Novartis accounted for 46% of our total revenues for the first nine months of 2007 and 43% of our total revenues for 2006. As of September 30, 2007, we believe our collaboration agreement with Novartis will terminate in 2012 unless extended by the mutually agreed development of new products under the agreement, in which case the agreement will expire upon the later of the end of the original term or five years after the first commercial sale of the last new product developed during the original term. We do not know what effect, if any, Novartis’ acquisition of Chiron, our original corporate partner, will have on our blood screening collaboration.
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
     Our agreement with Siemens, as assignee of Bayer, for the distribution of certain of our products will terminate in 2010. In November 2002, we initiated an arbitration proceeding against Bayer in connection with our clinical diagnostic collaboration. We recently entered into a settlement agreement with Bayer regarding this arbitration and the patent litigation between the parties. Under the terms of the settlement agreement, the parties submitted a stipulated final award adopting the arbitrator’s prior interim and supplemental awards, except that Bayer was no longer obligated to reimburse us $2.0 million for legal expenses previously awarded in the arbitrator’s June 5, 2005 Interim Award. The arbitrator determined that the collaboration agreement be terminated, as we requested, except as to the qualitative HCV assays and as to quantitative ASRs for HCV. Siemens retains the co-exclusive right to distribute the qualitative HCV tests and the exclusive right to distribute the quantitative HCV ASR. As a result of a termination of the agreement, we re-acquired the right to develop and market future viral assays that had been previously reserved for Siemens. The arbitrator’s March 3, 2006 supplemental award determined that we are not obligated to pay an initial license fee in connection with the sale of the qualitative human immunodeficiency virus and HCV assays and that we will be required to pay running sales royalties, at rates we believe are generally consistent with rates paid by other licensees of the relevant patents.

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
     If any of our distribution or marketing agreements is terminated, particularly our collaboration agreement with Novartis, and we are unable to renew or enter into an alternative agreement, or if we elect to distribute new products directly, we will have to invest in additional sales and marketing resources, including additional field sales personnel, which would significantly increase future selling, general and administrative expenses. We may not be able to enter into new distribution or marketing agreements on satisfactory terms, or at all. If we fail to enter into acceptable distribution or marketing agreements or fail to successfully market our products, our product sales will decrease.
If we cannot maintain our current corporate collaborations and enter into new corporate collaborations, our product development could be delayed. In particular, any failure by us to maintain our collaboration with Novartis with respect to blood screening would have a material adverse effect on our business.
     We rely, to a significant extent, on our corporate collaborators for funding development and for marketing of our products. In addition, we expect to rely on our corporate collaborators for the commercialization of those products. If any of our corporate collaborators were to breach or terminate its agreement with us or otherwise fail to conduct its collaborative activities successfully and in a timely manner, the development or commercialization and subsequent marketing of the products contemplated by the collaboration could be delayed or terminated. We cannot control the amount and timing of resources our corporate collaborators devote to our programs or potential products.
     The continuation of any of our collaboration agreements depends on their periodic renewal by us and our collaborators. For example, we believe our collaboration agreement with Novartis will terminate in 2012 unless extended by the mutually agreed development of new products under the agreement, in which case it will expire upon the later of the original term or five years after the first commercial sale of the last new product developed during the original term. The collaboration agreement is also subject to termination prior to expiration upon a material breach by either party to the agreement.
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

Our future success will depend in part upon our ability to enhance existing products and to develop and introduce new products.*
     The markets for our products are characterized by rapidly changing technology, evolving industry standards and new product introductions, which may make our existing products obsolete. Our future success will depend in part upon our ability to enhance existing products and to develop and introduce new products, including with our industrial collaborators. We believe that we will need to continue to provide new products that can detect and quantify a greater number of organisms from a single sample. We also believe that we must develop new assays that can be performed on automated instrument platforms. The development of a new instrument platform, if any, in turn may require the modification of existing assays for use with the new instrument, and additional time-consuming and costly regulatory approvals.
     The development of new or enhanced products is a complex and uncertain process requiring the accurate anticipation of technological and market trends, as well as precise technological execution. In addition, the successful development of new products will depend on the development of new technologies. We may be required to undertake time-consuming and costly development activities and to seek regulatory approval for these new products. We may experience difficulties that could delay or prevent the successful development, introduction and marketing of these new products. We have experienced delays in receiving FDA clearance in the past. Regulatory clearance or approval of any new products we may develop may not be granted by the FDA or foreign regulatory authorities on a timely basis, or at all, and these and other new products may not be successfully commercialized. Failure to timely achieve regulatory approval for our products and introduce products to market could negatively impact our growth objectives and financial performance.
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
     In the markets for clinical diagnostic products, a number of competitors, including Roche, Abbott, Becton Dickinson, Siemens and bioMérieux, currently compete with us for product sales, primarily on the basis of technology, quality, reputation, accuracy, ease of use, price, reliability, the timing of new product introductions and product line offerings. Our existing competitors or new market entrants may be in better position than we are to respond quickly to new or emerging technologies, may be able to undertake more extensive marketing campaigns, may adopt more aggressive pricing policies and may be more successful in attracting potential customers, employees and strategic partners. Many of our competitors have, and in the future these and other competitors may have, significantly greater financial, marketing, sales, manufacturing, distribution and technological resources than we do. Moreover, these companies may have substantially greater expertise in conducting clinical trials and research and development, greater ability to obtain necessary intellectual property licenses and greater brand recognition than we do, any of which may adversely impact our customer retention and market share.
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

     Novartis, with whom we have a collaboration agreement for our blood screening products, retains certain rights to grant licenses of the patents related to HCV and HIV to third parties in blood screening using NAT. Prior to its merger with Novartis, Chiron granted HIV and HCV licenses to Roche in the blood screening and clinical diagnostics fields. Chiron also granted HIV and HCV licenses in the clinical diagnostics field to Bayer Healthcare LLC (now Siemens), together with the right to grant certain additional HIV and HCV sublicenses in the field to third parties. Bayer’s rights have now been assigned to Siemens as part of Bayer’s December 2006 sale of its diagnostics business. Chiron also granted an HCV license to Abbott and an HIV license to Organon Teknika (now bioMérieux) in the clinical diagnostics field. To the extent that Novartis grants additional licenses in blood screening or Siemens grants additional licenses in clinical diagnostics, further competition will be created for sales of HCV and HIV assays and these licenses could affect the prices that can be charged for our products.
We recently entered into collaboration agreements to develop NAT products for industrial testing applications. We have limited experience operating in these markets and may not successfully develop commercially viable products.
     We recently entered into collaboration agreements to develop NAT products for detecting microorganisms in selected water applications, and for microbiological and virus monitoring in the biotechnology, pharmaceutical and food manufacturing industries. Our experience to date has been primarily focused on developing products for the clinical diagnostic and blood screening markets. We have limited experience applying our technologies and operating in industrial testing markets. The process of successfully developing products for application in these markets is expensive, time-consuming and unpredictable. Research and development programs to create new products require a substantial amount of our scientific, technical, financial and human resources and there is no guarantee that new products will be successfully developed. We will need to design and execute specific product development plans in conjunction with our collaborative partners and make significant investments to ensure that any products we develop perform properly, are cost-effective and adequately address customer needs. Even if we develop products for commercial use in these markets, any products we develop may not be accepted in these markets, may be subject to competition and may be subject to other risks and uncertainties associated with these markets. We have no experience with customer and customer support requirements, sales cycles, and other industry-specific requirements or dynamics applicable to these new markets and we and our collaborators may not be able to successfully convert customers from traditional culture and other testing methods to tests using our NAT technologies, which we expect will be more costly than existing methods. We will be reliant on our collaborators in these markets. Our interests may be different from those of our collaborators and conflicts may arise in these collaboration arrangements that have an adverse impact on our ability to develop new products. As a result of these risks and other uncertainties, we may not be able to successfully develop commercially viable products for application in industrial testing or any other new markets.
Failure to manufacture our products in accordance with product specifications could result in increased costs, lost revenues, customer dissatisfaction or voluntary product recalls, any of which could harm our profitability and commercial reputation.*
     Properly manufacturing our complex nucleic acid products requires precise technological execution and strict compliance with regulatory requirements. We may experience problems in the manufacturing process for a number of reasons, such as equipment malfunction or failure to follow specific protocols. If problems arise during the production of a particular product lot, that product lot may need to be discarded or destroyed. This could, among other things, result in increased costs, lost revenues and customer dissatisfaction. If problems are not discovered before the product lot is released to the market, recall and product liability costs may also be incurred. In the past, we have voluntarily recalled certain product lots for failure to meet product specifications. Any failure to manufacture our products in accordance with product specifications could have a material adverse effect on our revenues, profitability and commercial reputation.

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
We have only one third-party manufacturer for each of our instrument product lines, which exposes us to increased risks associated with production delays, delivery schedules, manufacturing capability, quality control, quality assurance and costs.
     We have one third-party manufacturer for each of our instrument product lines. KMC Systems is the only manufacturer of our TIGRIS instrument. MGM Instruments, Inc. is the only manufacturer of our LEADER series of luminometers. We are dependent on these third-party manufacturers, and this dependence exposes us to increased risks associated with production delays, delivery schedules, manufacturing capability, quality control, quality assurance and costs. We have no firm long-term commitments from KMC Systems, MGM Instruments or any of our other manufacturers to supply products to us for any specific period, or in any specific quantity, except as may be provided in a particular purchase order. If KMC Systems, MGM Instruments or any of our other third-party manufacturers experiences delays, disruptions, capacity constraints or quality control problems in its manufacturing operations or becomes insolvent, then instrument shipments to our customers could be delayed, which would decrease our revenues and harm our competitive position and reputation.
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
     As both the FDA and foreign government regulators have become increasingly stringent, we may be subject to more rigorous regulation by governmental authorities in the future. Complying with these rules and regulations could cause us to incur significant additional expenses and delays in launching products, which would harm our operating results.
Our gross profit margin percentage on the sale of blood screening assays will decrease upon the implementation of smaller pool size testing and individual donor testing.*
     We currently receive revenues from the sale of our blood screening assays primarily for use with pooled donor samples. In pooled testing, multiple donor samples are initially screened by a single test. Since Novartis sells our blood screening assays to blood collection centers on a per donation basis, our profit margins are greater when a single test can be used to screen multiple donor samples.
     The blood screening market is transitioning from pooled testing of large numbers of donor samples to smaller pool sizes and, we expect, will ultimately move to individual donor testing. A greater number of tests will be required for smaller pool sizes and individual donor testing than are now required. Under our collaboration agreement with Novartis, we bear the cost of manufacturing our blood screening assays. The greater number of tests required for smaller pool sizes and individual donor testing will increase our variable manufacturing costs, including costs of raw materials and labor. If the price per donor or total sales volume does not increase in line with the increase in our total variable manufacturing costs, our gross profit margin percentage from sales of blood screening assays will decrease upon the adoption of smaller pool sizes and individual donor testing. We have already observed this trend with respect to certain sales in Europe. We are not able to predict accurately the ultimate extent to which our gross profit margin percentage will be negatively affected as a result of smaller pool sizes and individual donor testing, because we do not know the ultimate selling price that Novartis would charge to the end user.

Because we depend on a small number of customers for a significant portion of our total revenues, the loss of any of these customers or any cancellation or delay of a large purchase by any of these customers could significantly reduce our revenues.*
     Historically, a limited number of customers has accounted for a significant portion of our total revenues, and we do not have any long-term commitments with these customers, other than our collaboration agreement with Novartis. Our blood screening collaboration with Novartis accounted for 49% of our total revenues for the first nine months of 2007 and 48% of our total revenues for 2006. Our blood screening collaboration with Novartis is largely dependent on two large customers in the United States, The American Red Cross and America’s Blood Centers, although we did not receive any revenues directly from those entities. Novartis and Laboratory Corporation of America were our only customers that accounted for greater than 10% of our total revenues for the first nine months of 2007. We also received a one-time royalty payment of $10.3 million from Bayer in the first quarter of 2007 pursuant to our settlement agreement. In addition, various state and city public health agencies accounted for an aggregate of 10% of our total revenues in the first nine months of 2007, as well as 9% of our total revenues in fiscal year 2006. Although state and city public health agencies are legally independent of each other, we believe they tend to act similarly with respect to their product purchasing decisions. We anticipate that our operating results will continue to depend to a significant extent upon revenues from a small number of customers. The loss of any of our key customers, or a significant reduction in sales volume or pricing to those customers, could significantly reduce our revenues.
Intellectual property rights on which we rely to protect the technologies underlying our products may be inadequate to prevent third parties from using our technologies or developing competing products.
     Our success will depend in part on our ability to obtain patent protection for, or maintain the secrecy of, our proprietary products, processes and other technologies for development of blood screening and clinical diagnostic products and instruments. Although we had more than 440 United States and foreign patents covering our products and technologies as of September 30, 2007, these patents, or any patents that we may own or license in the future, may not afford meaningful protection for our technology and products. The pursuit and assertion of a patent right, particularly in areas like nucleic acid diagnostics and biotechnology, involve complex determinations and, therefore, are characterized by substantial uncertainty. In addition, the laws governing patentability and the scope of patent coverage continue to evolve, particularly in biotechnology. As a result, patents might not issue from certain of our patent applications or from applications licensed to us. Our existing patents will expire by February 6, 2024 and the patents we may obtain in the future also will expire over time.
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
     Recently, we have been involved in a number of patent disputes with third parties. Our patent disputes with Bayer were resolved by settlement agreement in August 2006. In December 2006, Digene Corporation filed a demand for binding arbitration against Roche with the International Centre for Dispute Resolution of the American Arbitration Association in New York. Digene’s demand asserts, among other things, that Roche materially breached a cross-license agreement between Roche and Digene by granting us an improper sublicense and seeks a determination that the supply and purchase agreement is null and void. On July 13, 2007, the ICDR arbitrators granted our petition to join the arbitration. On August 27, 2007, Digene filed an amended arbitration demand and asserted a claim against us for tortious interference with the cross-license agreement. The arbitration hearing in this matter has been set for October 2008.
     On December 8, 2006, we filed a complaint in the Superior Court of the State of California for the County of San Diego naming Digene as defendant and the Roche entities as nominal defendants. The complaint sought a declaratory judgment that the supply and purchase agreement was valid and did not constitute a license or sublicense of the patents covered by the cross-license agreement between Roche and Digene. On July 26, 2007, following the ICDR arbitrators’ decision to permit the Company to join the arbitration, the San Diego County Superior Court entered judgment dismissing the Company’s complaint.
     We hold certain rights in the blood screening and clinical diagnostics fields under patents originally issued to Chiron (now Novartis) covering the detection of HIV. In February 2005, the U.S. Patent and Trademark Office declared two interferences related to U.S. Patent No. 6,531,276 (“Methods For Detecting Human Immunodeficiency Virus Nucleic Acid”), originally issued to Chiron (now Novartis). The first interference was between Novartis and Centocor, Inc., and pertains to Centocor’s U.S. Patent Application No. 06/693,866 (“Cloning and Expression of HTLV-III DNA”). The second interference was between Novartis and Institut Pasteur, and pertains to Institut Pasteur’s U.S. Patent Application No. 07/999,410 (“Cloned DNA Sequences, Hybridizable with Genomic RNA of Lymphadenopathy-Associated Virus (LAV)”). We are informed that the Patent and Trademark Office determined that Institut Pasteur was the first to invent the subject matter at issue and that Novartis has filed an action in the United States District Court for the District of Columbia challenging the decision of the Patent and Trademark Office. If Novartis does not prevail in the proceedings, Institut Pasteur may obtain patent rights covering the detection of HIV and those patent rights may cover our HIV tests. There can be no assurances as to the ultimate outcome of this matter.
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

We are exposed to risks associated with acquisitions and other long-lived and intangible assets that may become impaired and result in an impairment charge.*
     As of September 30, 2007, we had approximately $225.4 million of long-lived assets, including $16.6 million of capitalized software relating to our TIGRIS instrument, goodwill of $18.6 million, a $2.5 million investment in Molecular Profiling Institute, Inc., a $7.0 million investment in Qualigen, Inc., and $49.5 million of capitalized license and manufacturing access fees, patents and purchased intangibles. Additionally, we had $62.3 million of land and buildings, $16.3 million of tenant improvements, $0.5 million of construction in-progress and $52.1 million of equipment and furniture and fixtures. The carrying amounts of long-lived and intangible assets are affected whenever events or changes in circumstances indicate that the carrying amount of any asset may not be recoverable.
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
     If we raise funds through the issuance of debt or equity, any debt securities or preferred stock issued will have rights, preferences and privileges senior to those of holders of our common stock in the event of a liquidation and may contain other provisions that adversely affect the rights of the holders of our common stock. The terms of any debt securities may impose restrictions on our operations. If we raise funds through the issuance of equity or debt convertible into equity, this issuance would result in dilution to our stockholders.
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
     Significant additional work will be required for scaling-up manufacturing of each new product prior to commercialization, and we may not successfully complete this work. Manufacturing and quality control problems have arisen and may arise as we attempt to scale-up our manufacturing of a new product, and we may not achieve scale-up in a timely manner or at a commercially reasonable cost, or at all. In addition, although we expect some of our newer products and products under development to share production attributes with our existing products, production of these newer products may require the development of new manufacturing technologies and expertise. For example, we anticipate that we will need to develop closed unit dose assay pouches containing both liquid and dried reagents, which will be a new process for us. We may be unable to develop the required technologies or expertise.
     The amplified NAT tests that we produce are significantly more expensive to manufacture than our non-amplified products. As we continue to develop new amplified NAT tests in response to market demands for greater sensitivity, our product costs will increase significantly and our margins may decline. We sell our products in a number of cost-sensitive market segments, and we may not be able to manufacture these more complex amplified tests at costs that would allow us to maintain our historical gross margin percentages. In addition, new products that detect or quantify more than one target organism will contain significantly more complex reagents, which will increase the cost of our manufacturing processes and quality control testing. We or other parties we engage to help us may not be able to manufacture these products at a cost or in quantities that would make these products commercially viable. If we are unable to develop or contract for manufacturing capabilities on acceptable terms for our products under development, we will not be able to conduct pre-clinical, clinical and validation testing on these product candidates, which will prevent or delay regulatory clearance or approval of these product candidates.
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
Our sales to international markets are subject to additional risks.*
     Sales of our products outside the United States accounted for 21% of our total revenues for the first nine months of 2007 and 22% of our total revenues for 2006. Sales by Novartis of our blood screening products outside of the United States accounted for 76% of our international revenues for the first nine months of 2007 and 77% of our international revenues for 2006. Novartis has responsibility for the international distribution of our blood screening products, which includes sales in France, Australia, Singapore, New Zealand, South Africa, Italy and other countries. Our sales in France and Japan that were not made through Novartis accounted for 4% of our international sales in the first nine months of 2007 and 5% of our international sales for the year ended December 31, 2006.
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
     In addition, we anticipate that requirements for smaller pool sizes or ultimately individual donor testing of blood samples will result in lower gross margin percentages, as additional tests are required to deliver the sample results. We have already observed this trend with respect to certain sales in Europe. In general, international pool sizes are smaller than domestic pool sizes and, therefore, growth in blood screening revenues attributed to international expansion has led and will lead to lower gross margin percentages.
If third-party payors do not reimburse our customers for the use of our clinical diagnostic products or if they reduce reimbursement levels, our ability to sell our products will be harmed.
     We sell our clinical diagnostic products primarily to large reference laboratories, public health institutions and hospitals, substantially all of which receive reimbursement for the health care services they provide to their patients from third-party payors, such as Medicare, Medicaid and other government programs, private insurance plans and managed care programs. Most of these third-party payors may deny reimbursement if they determine that a medical product was not used in accordance with cost-effective treatment methods, as determined by the third-party payor, or was used for an unapproved indication. Third-party payors also may refuse to reimburse for experimental procedures and devices.

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
We are dependent on technologies we license, and if we fail to maintain our licenses or license new technologies and rights to particular nucleic acid sequences for targeted diseases in the future, we may be limited in our ability to develop new products.*
     We are dependent on licenses from third parties for some of our key technologies. For example, our patented Transcription-Mediated Amplification technology is based on technology we have licensed from Stanford University. We enter into new licensing arrangements in the ordinary course of business to expand our product portfolio and access new technologies to enhance our products and develop new products. Many of these licenses provide us with exclusive rights to the subject technology or disease marker. If our license with respect to any of these technologies or markers is terminated for any reason, we may not be able to sell products that incorporate the technology. In addition, we may lose competitive advantages if we fail to maintain exclusivity under an exclusive license.
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
If we fail to attract, hire and retain qualified personnel, we may not be able to design, develop, market or sell our products or successfully manage our business.*
     Competition for top management personnel is intense and we may not be able to recruit and retain the personnel we need. The loss of any one of our management personnel or our inability to identify, attract, retain and integrate additional qualified management personnel could make it difficult for us to manage our business successfully, attract new customers, retain existing customers and pursue our strategic objectives. Although we have employment agreements with our executive officers, we may be unable to retain our existing management. We do not maintain key person life insurance for any of our executive officers. The position of Vice President, Research and Development has been vacant since April 2007 and the position of Vice President, Operations has been vacant since September 2007.
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
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Total Number
of Shares
				Purchased	Approximate
				as Part of	Dollar Value of
				Publicly	Shares that May
	Total Number		Average	Announced	Yet Be Purchased
	of Shares		Price Paid	Plans or	Under the Plans or
	Purchased		Per Share	Programs	Programs
July 1-31, 2007	—		$—	—	$—
August 1-31, 2007	16,742		60.95	—	—
September 1-30, 2007	—		—	—	—

Total	16,742	(1)	$60.95	—	$—

(1)
During the third quarter of 2007, we repurchased and retired 16,742 shares of our common stock, at an average per share price of $60.95, withheld by us to satisfy employee tax obligations upon vesting of restricted stock granted under our 2003 Incentive Award Plan. We may make similar repurchases in the future to satisfy employee tax obligations upon vesting of restricted stock and Deferred Issuance Restricted Stock. As of September 30, 2007, we had an aggregate of 259,980 shares of restricted stock and 80,000 shares of Deferred Issuance Restricted Stock Awards outstanding.

Item 6. Exhibits

Exhibit
Number	Description
2.1(1)	Separation and Distribution Agreement, dated and effective as of May 24, 2002, and amended and restated as of August 6, 2002, by and between Chugai Pharmaceutical Co., Ltd. and Gen-Probe Incorporated.

3.1(1)	Form of Amended and Restated Certificate of Incorporation of Gen-Probe Incorporated.

3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Gen-Probe Incorporated.

3.3(3)	Form of Amended and Restated Bylaws of Gen-Probe Incorporated.

3.4(4)	Certificate of Elimination of the Series A Junior Participating Preferred Stock of Gen-Probe Incorporated.

4.1(1)	Specimen common stock certificate.

10.100†*	Development Agreement for Panther Instrument System, effective November 22, 2006, by and between the Company and STRATEC Biomedical Systems AG.

10. 101†*	Supply Agreement for Panther Instrument System, effective November 22, 2006, by and between the Company and STRATEC Biomedical Systems AG.

10. 102†*	Letter Agreement regarding Development Agreement for Panther Instrument System, dated July 17, 2007, by and between the Company and STRATEC Biomedical Systems AG.

31.1†	Certification dated November 5, 2007, of Principal Executive Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification dated November 5, 2007, of Principal Financial Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification dated November 5, 2007, of Principal Executive Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification dated November 5, 2007, of Principal Financial Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith.

*	Gen-Probe has requested confidential treatment with respect to certain portions of this exhibit.

(1)	Incorporated by reference to Gen-Probe’s Amendment No. 2 to Registration Statement on Form 10 filed with the SEC on August 14, 2002.

(2)	Incorporated by reference to Gen-Probe’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2004.

(3)	Incorporated by reference to Gen-Probe’s Report on Form 8-K filed with the SEC on February 14, 2007.

(4)	Incorporated by reference to Gen-Probe’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on February 23, 2007.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEN-PROBE INCORPORATED
DATE: November 5, 2007	By:	/s/ Henry L. Nordhoff
Henry L. Nordhoff
Chairman, President and Chief Executive Officer (Principal Executive Officer)

DATE: November 5, 2007	By:	/s/ Herm Rosenman
Herm Rosenman
Senior Vice President — Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)