Form 10-Q
period 2008-03-31
GEN PROBE INC
filed 2008-04-30
CIK 820237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2008
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number 001-31279
GEN-PROBE INCORPORATED
(Exact Name of Registrant as Specified in Its Charter)

Delaware	33-0044608
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

10210 Genetic Center Drive
San Diego, CA
(Address of Principal Executive	92121
Offices)	(Zip Code)
(858) 410-8000
(Registrant’s Telephone Number, Including Area Code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of April 28, 2008, there were 54,001,312 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

GEN-PROBE INCORPORATED

FORM 10-Q

GEN-PROBE INCORPORATED
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$46,299	$75,963
Short-term investments	441,330	357,531
Trade accounts receivable, net of allowance for doubtful accounts of $700 and $719 at March 31, 2008 and December 31, 2007, respectively	36,759	32,678
Accounts receivable — other	3,118	11,044
Inventories	50,448	48,540
Deferred income tax — short term	8,137	8,825
Prepaid income tax	—	2,390
Prepaid expenses	14,056	17,505
Other current assets	6,056	4,402

Total current assets	606,203	558,878
Property, plant and equipment, net	142,662	129,493
Capitalized software, net	15,295	15,923
Goodwill	18,621	18,621
Deferred income tax — long term	7,942	7,942
License, manufacturing access fees and other assets, net	54,825	58,196

Total assets	$845,548	$789,053

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,945	$11,777
Accrued salaries and employee benefits	17,929	20,997
Other accrued expenses	4,977	4,014
Income tax payable	13,957	846
Deferred revenue — short term	2,957	2,836

Total current liabilities	54,765	40,470
Non-current income tax payable	4,341	3,958
Deferred income tax — long term	75	75
Deferred revenue — long term	4,441	4,607
Deferred rent	—	10
Deferred compensation plan liabilities	2,348	1,893
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.0001 par value per share; 20,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.0001 par value per share; 200,000,000 shares authorized, 53,992,269 and 53,916,298 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	5	5
Additional paid-in capital	423,452	415,229
Accumulated other comprehensive income	2,974	1,604
Retained earnings	353,147	321,202

Total stockholders’ equity	779,578	738,040

Total liabilities and stockholders’ equity	$845,548	$789,053

See accompanying notes to consolidated financial statements.

GEN-PROBE INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Revenues:
Product sales	$101,507	$87,152
Collaborative research revenue	2,459	2,352
Royalty and license revenue	18,597	11,547

Total revenues	122,563	101,051
Operating expenses:
Cost of product sales	32,636	29,160
Research and development	23,066	20,258
Marketing and sales	11,908	9,536
General and administrative	11,937	11,281

Total operating expenses	79,547	70,235

Income from operations	43,016	30,816
Interest income	4,207	2,675
Other income/(expense)	1,473	(130)

Total other income, net	5,680	2,545

Income before income tax	48,696	33,361
Income tax expense	16,751	11,886

Net income	$31,945	$21,475

Net income per share:
Basic	$0.59	$0.41

Diluted	$0.58	$0.40

Weighted average shares outstanding:
Basic	53,796	52,170

Diluted	55,023	53,634

See accompanying notes to consolidated financial statements.

GEN-PROBE INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Operating activities
Net income	$31,945	$21,475
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,608	8,273
Amortization of premiums on investments, net of accretion of discounts	1,735	1,052
Stock-based compensation charges	5,192	5,105
Stock option income tax benefits	369	58
Excess tax benefit from employee stock options	(145)	(1,284)
Gain on sale of stock holdings of Molecular Profiling Institute, Inc.	(1,600)	—
Changes in assets and liabilities:
Accounts receivable	3,842	(2,649)
Inventories	(1,796)	(39)
Prepaid expenses	3,447	(2,478)
Other current assets	(1,161)	(1,354)
Other long term assets	(743)	(598)
Accounts payable	3,181	(1,549)
Accrued salaries and employee benefits	(3,069)	(891)
Other accrued expenses	965	(25)
Income tax payable	15,663	7,815
Deferred revenue	(45)	(330)
Deferred income tax	688	106
Deferred rent	(10)	(28)
Deferred compensation plan liabilities	454	269

Net cash provided by operating activities	67,520	32,928

Investing activities
Proceeds from sales and maturities of short-term investments	97,290	14,819
Purchases of short-term investments	(181,546)	(65,863)
Purchases of property, plant and equipment	(20,033)	(5,894)
Capitalization of intangible assets, including license and manufacturing access fees	(194)	(1,817)
Sale of stock holdings of Molecular Profiling Institute, Inc.	4,100	—
Other items, net	75	(352)

Net cash used in investing activities	(100,308)	(59,107)

Financing activities
Repurchase and retirement of restricted stock for payment of taxes	(41)	—
Excess tax benefit from employee stock options	145	1,284
Proceeds from issuance of common stock	3,027	4,402

Net cash provided by financing activities	3,131	5,686

Effect of exchange rate changes on cash and cash equivalents	(7)	16

Net decrease in cash and cash equivalents	(29,664)	(20,477)
Cash and cash equivalents at the beginning of period	75,963	87,905

Cash and cash equivalents at the end of period	$46,299	$67,428

See accompanying notes to consolidated financial statements.

Notes to the Consolidated Financial Statements (unaudited)
Note 1 — Summary of significant accounting policies
Basis of presentation
     The accompanying interim consolidated financial statements of Gen-Probe Incorporated (“Gen-Probe” or the “Company”) at March 31, 2008, and for the three month periods ended March 31, 2008 and 2007, are unaudited and have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In management’s opinion, the unaudited consolidated financial statements include all adjustments, consisting only of normal recurring accruals, necessary to state fairly the financial information therein, in accordance with U.S. GAAP. Interim results are not necessarily indicative of the results that may be reported for any other interim period or for the year ending December 31, 2008.
     Certain prior year amounts have been reclassified to conform with the current year presentation. In the fourth quarter of 2007, the Company began reporting the amortization of premiums on investments, net of accretion of discounts, as an adjustment to reconcile net income to net cash provided by operating activities on the consolidated statement of cash flows. These amounts were previously reported as part of the proceeds from sales and maturities of short-term investments under investing activities. This reclassification increased cash provided by operating activities and decreased net cash used in investing activities for the three month period ended March 31, 2007 by $1,052,000.
     These unaudited consolidated financial statements and footnotes thereto should be read in conjunction with the audited financial statements and footnotes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
Principles of consolidation
     The consolidated financial statements of the Company include the accounts of the Company and its subsidiaries, Gen-Probe Sales & Service, Inc., Gen-Probe International, Inc., Gen-Probe UK Limited (“GP UK Limited”) and Molecular Light Technology Limited (“MLT”) and MLT’s subsidiaries. Prior to the second quarter of 2007, MLT and its subsidiaries were consolidated into the Company’s financial statements one month in arrears. During the second quarter of 2007, as part of MLT’s integration onto the Company’s enterprise resource planning (“ERP”) system, the lag time between reporting periods was eliminated. The effect of this change was immaterial to the Company’s financial statements. All intercompany transactions and balances have been eliminated in consolidation.
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
     The Company manufactures its blood screening products according to demand specifications of its collaboration partner, Novartis. Upon shipment to Novartis, the Company recognizes blood screening product sales at an agreed upon transfer price and records the related cost of products sold. Based on the terms of the Company’s collaboration agreement with Novartis, its ultimate share of the net revenue from sales to the end user is not known until reported to the Company by Novartis. The Company then adjusts blood screening product sales upon receipt of customer revenue reports and a net payment from Novartis of amounts reflecting its ultimate share of net sales by Novartis of these products, less the transfer price revenues previously recognized.
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
     The Company records as collaborative research revenue shipments of its blood screening products in the United States and other countries in which the products have not received regulatory approval. This is done because price restrictions apply to these products prior to FDA marketing approval in the United States and similar approvals in foreign countries. Upon shipment of FDA-approved and labeled product following commercial approval, the Company classifies sales of these products as product sales in its financial statements.
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
     The Company recognizes collaborative research revenue over the term of various collaboration agreements, as negotiated monthly contracted amounts are earned or reimbursable costs are incurred related to those agreements. Negotiated monthly contracted amounts are earned in relative proportion to the performance required under the contracts. Non-refundable license fees are recognized over the related performance period or at the time that the Company has satisfied all performance obligations. Milestone payments are recognized as revenue upon the achievement of specified milestones when (i) the Company has earned the milestone payment, (ii) the milestone is substantive in nature and the achievement of the milestone is not reasonably assured at the inception of the agreement, (iii) the fees are non-refundable, and (iv) performance obligations after the milestone achievement will continue to be funded by the collaborator at a level comparable to the level before the milestone achievement. Any amounts received prior to satisfying the Company’s revenue recognition criteria are recorded as deferred revenue on the balance sheet.
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
Adoption of recent accounting pronouncements
SFAS No. 157
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ request for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair valued measurements on earnings. SFAS No. 157 applies whenever standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2007.
     The Company adopted this statement for financial assets and liabilities measured at fair value effective January 1, 2008. There was no financial statement impact as a result of adoption. In accordance with the guidance of FASB Staff Position No. 157-2, the Company has postponed adoption of the standard for non-financial assets and liabilities that are measured at fair value on a non-recurring basis, until the fiscal year beginning after November 15, 2008. The Company does not anticipate adoption will have a material impact on its consolidated financial position, results of operations or liquidity. See Note 4 for more information.
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
     The Company adopted this statement effective January 1, 2008. During the first quarter of 2008, the Company did not elect fair value as an alternative measurement for any financial instruments not previously carried at fair value.

EITF No. 07-3
     In June 2007, the FASB ratified EITF Issue No. 07-3, “Accounting for Non-Refundable Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF Issue No. 07-3”). EITF Issue No. 07-3 requires that non-refundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF Issue No. 07-3 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007.
     The Company adopted this statement effective January 1, 2008. There was no financial statement impact as a result of adoption.
Note 2 — Stock-based compensation
     The following table summarizes the stock-based compensation expense that the Company recorded in its statement of income for the three month periods ended March 31, 2008 and 2007 (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Cost of product sales	$595	$999
Research and development	1,435	1,490
Marketing and sales	695	548
General and administrative(1)	2,467	2,068

Total	$5,192	$5,105

(1) Includes amounts paid to members of the board of directors in the form of restricted stock in lieu of cash as part of their annual retainer.
     The Company used the following weighted average assumptions (annualized percentages) to estimate the fair value of options granted and the shares purchased under the Company’s stock option plans and employee stock purchase plan (“ESPP”) for the three month periods ended March 31, 2008 and 2007:

	Stock Options		ESPP
	2008	2007	2008	2007
Risk-free interest rate	2.8%	4.5%	3.3%	5.1%
Volatility	35%	36%	34%	29%
Dividend yield	—	—	—	—
Expected term (years)	4.2	4.2	0.5	0.5
Resulting average fair value	$17.55	$17.66	$14.82	$12.03
     The Company’s unrecognized stock-based compensation expense, before income tax and adjusted for estimated forfeitures, related to outstanding unvested share-based awards was approximately as follows (in thousands, except number of years):

	Weighted Average	Unrecognized
	Remaining Expense	Expense as of
Awards	Life (Years)	March 31, 2008
Options	1.8	$45,793
ESPP	0.2	81
Restricted stock	1.5	9,323
Deferred issuance restricted stock	1.4	1,873

		$57,070

     At March 31, 2008, the Company had 248,585 shares of unvested restricted stock and deferred issuance restricted stock from awards that had a weighted average grant date fair value of $54.30 per share. The fair value of the 6,292 shares of restricted stock and deferred issuance restricted stock that vested during the first three months of 2008 was approximately $293,000.

Note 3 — Net income per share
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
     The following table sets forth the computation of net income per share (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2008	2007
Net income	$31,945	$21,475

Weighted average shares outstanding — Basic	53,796	52,170
Effect of dilutive common stock options outstanding	1,227	1,464

Weighted average shares outstanding — Diluted	55,023	53,634

Net income per share:
Basic	$0.59	$0.41

Diluted	$0.58	$0.40

     Dilutive securities include common stock options subject to vesting. Potentially dilutive securities totaling 1,933,579 and 1,765,984 shares for the three month periods ended March 31, 2008 and 2007, respectively, were excluded from the calculation of diluted earnings per share because of their anti-dilutive effect.
Note 4 — Fair value measurement
     The Company adopted SFAS No. 157 effective January 1, 2008 for financial assets and liabilities measured at fair value. SFAS No. 157 defines fair value, expands disclosure requirements around fair value and specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs create the following fair value hierarchy:
•	Level 1 — Quoted prices for identical instruments in active markets.

•
Level 2 — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

•	Level 3 — Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.
     This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.
Determination of fair value
     The Company measures fair value using the procedures set out below for all assets and liabilities measured at fair value. When available, the Company generally uses quoted market prices to determine fair value, and classifies such items in Level 1. If quoted market prices are not available, fair value is based upon internally developed valuation techniques that use, where possible, current market-based or independently sourced market parameters. Items valued using such internally generated valuation techniques are classified according to the lowest level input or value driver that is significant to the valuation. Thus, an item may be classified in Level 3 even though there may be some significant inputs that are readily observable.

     Following is a description of the Company’s valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy. Where appropriate, the description includes details of the valuation models, the key inputs to those models, as well as any significant assumptions.
Assets and liabilities measured at fair value on a recurring basis:
Short-term investments
     The short-term investments category on the Company’s consolidated balance sheets includes available-for-sale debt and equity securities. The Company uses quoted market prices to determine the fair value of all investment securities; such items are classified in Level 1 of the fair value hierarchy. Examples include tax advantaged municipal securities.
     The following table presents the financial instruments carried at fair value, by caption on the consolidated balance sheet and by SFAS No. 157 valuation hierarchy (as described above) as of March 31, 2008 (in thousands):

	Quoted prices	Significant
	in active	other	Significant	Total carrying
	markets for	observable	unobservable	value in the
	identical assets	inputs	inputs	consolidated
	(Level 1)	(Level 2)	(Level 3)	balance sheet
Short-term investments	$441,330	$—	$—	$441,330

Total assets at fair value	$441,330	$—	$—	$441,330

Assets and liabilities measured at fair value on a non-recurring basis:
     Certain assets and liabilities are measured at fair value on a non-recurring basis and therefore are not included in the table above. Such instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).
Equity investment in private company
     In 2006, the Company invested in Qualigen, Inc. (“Qualigen”), a private company. The valuation of investments in non-public companies requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity and the long-term nature of such assets. The Company’s equity investments in private companies are valued initially based upon the transaction price under the cost method of accounting. Equity investments in non-public companies are classified in Level 3 of the fair value hierarchy. The Company’s investment in Qualigen, which totaled $7.0 million as of March 31, 2008, is included in license, manufacturing access fees and other assets on the consolidated balance sheet.
Note 5 — Balance sheet information
     The following tables provide details of selected balance sheet items (in thousands):
Inventories

	March 31,	December 31,
	2008	2007
Raw materials and supplies	$8,441	$7,774
Work in process	23,156	23,829
Finished goods	18,851	16,937

	$50,448	$48,540

Property, plant and equipment, net

	March 31,	December 31,
	2008	2007
Land	$18,804	$13,862
Building	80,718	69,946
Machinery and equipment	142,937	139,871
Building improvements	33,303	32,614
Furniture and fixtures	16,043	16,146
Construction in-progress	114	181

Property, plant and equipment, at cost	291,919	272,620
Less accumulated depreciation and amortization	(149,257)	(143,127)

Property, plant and equipment, net	$142,662	$129,493

License, manufacturing access fees and other assets, net

	March 31,	December 31,
	2008	2007
Patents	$17,498	$17,304
Purchased intangible assets	33,636	33,636
License and manufacturing access fees	53,326	53,326
Investment in Molecular Profiling Institute, Inc.	—	2,500
Investment in Qualigen, Inc.	6,993	6,993
Other assets	4,161	3,911

License, manufacturing access fees and other assets, at cost	115,614	117,670
Less accumulated amortization	(60,789)	(59,474)

License, manufacturing access fees and other assets, net	$54,825	$58,196

     In January 2008, Caris Diagnostics completed the acquisition of Molecular Profiling Institute, Inc. Pursuant to this sale transaction, the Company’s equity interest was converted into approximately $4,400,000 of proceeds, of which $4,100,000 was received in January 2008 and the remaining $300,000 was placed into an escrow fund established to satisfy the Company’s pro-rata share of indemnification obligations under the Caris/Molecular Profiling merger agreement. The Company recorded a $1,600,000 gain associated with the initial $4,100,000 received in January 2008, and will record the remaining gain if and when any funds are released to the Company from escrow.
Note 6 — Short-term investments
     The Company’s short-term investments include tax advantaged municipals with a minimum Moody’s credit rating of A3 and a minimum S&P credit rating of A-. As of March 31, 2008, the Company did not hold auction rate securities. The Company’s investment policy limits an individual security maturity to six years and an average portfolio maturity to three years. At March 31, 2008, the Company’s portfolios had an average term of two years and an average credit quality of AA2 as defined by Moody’s. The following is a summary of short-term investments as of March 31, 2008 (in thousands):

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Municipal securities	$437,049	$4,902	$(621)	$441,330

     The following table shows the estimated fair values and gross unrealized losses for the Company’s investments in individual securities that have been in a continuous unrealized loss position deemed to be temporary for less than 12 months and for more than 12 months as of March 31, 2008 (in thousands):

	Less than 12 Months		More than 12 Months
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses
Municipal securities	$83,655	$(549)	$9,534	$(72)

     The unrealized losses on the Company’s investments in municipal securities were caused by market interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. The Company does not consider its investments in municipal securities to be other-than-temporarily impaired at March 31, 2008, since the Company has the ability and intent to hold those investments until a recovery of fair value, which may be at maturity. Gross realized gains from the sale of short-term investments were $318,000 and less than $1,000 for the three month periods ended March 31, 2008 and 2007, respectively. Gross realized losses from the sale of short-term investments were $0 for the three month periods ended March 31, 2008 and 2007.
Note 7 — Income tax
     The Company currently estimates that its annual effective tax rate for 2008 will be approximately 34% to 35%. This is an increase from the prior year effective tax rate of approximately 23%, as the Company’s effective tax rate in 2007 significantly benefited from the settlement of tax audits.
     As of March 31, 2008, the Company had total gross unrecognized tax benefits of $4,980,000. The amount of unrecognized tax benefits (net of the federal benefit for state taxes) that would favorably affect the Company’s effective income tax rate, if recognized, was $3,944,000. The Company’s U.S. federal tax returns for the 2005 and 2006 tax years are currently under audit. Material filings subject to future examination are the Company’s California returns filed for the 2005 and 2006 tax years. The Company estimates that its accrual for unrecognized tax benefits will decrease by $1,700,000 during the next twelve months as a result of tax audits expected to be completed during this period.
Note 8 — Stockholders’ equity
     Changes in stockholders’ equity for the three months ended March 31, 2008 were as follows (in thousands):

Balance at December 31, 2007	$738,040
Net income	31,945
Other comprehensive income, net	1,370
Net proceeds from the issuance of common stock	3,027
Purchase of common stock by board members	30
Cancellation of restricted stock awards	(60)
Repurchase and retirement of restricted stock for payment of taxes	(41)
Stock-based compensation expense	5,122
Tax benefit from the exercise of stock options	145

Balance at March 31, 2008	$779,578

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
     Components of comprehensive income, net of income tax, were as follows (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Net income	$31,945	$21,475

Change in net unrealized gain on investments	1,278	191
Foreign currency translation adjustment	92	(108)

Other comprehensive income, net	1,370	83

Comprehensive income	$33,315	$21,558

Stock options
     A summary of the Company’s stock option activity for all option plans is as follows (in thousands, except price per share data and number of years):

			Weighted
			Average
			Remaining	Aggregate
	Number of	Weighted Average	Contractual	Intrinsic
	Shares	Exercise Price	Life (Years)	Value
Outstanding at December 31, 2007	5,518	$40.86
Granted	28	56.09
Exercised	(83)	36.42
Cancelled	(71)	50.89

Outstanding at March 31, 2008	5,392	40.95	5.9	$54,017

Exercisable at March 31, 2008	3,231	$32.78	5.6	$51,230

     The Company also had an aggregate of 210,669 shares of restricted stock and 80,000 shares of deferred issuance restricted stock awards outstanding as of March 31, 2008 that have not been reflected in the table above.
Note 9 — Contingencies
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
     Pursuant to the Settlement Agreement, the Company obtained certain contract and patent rights to distribute qualitative human immunodeficiency virus (type 1), or HIV-1, and hepatitis C virus, or HCV, tests through October 2010. The Company also obtained an option to extend its rights through the life of certain HIV-1 and HCV patents. The option also permits the Company to elect to extend its rights to future instrument systems (but not to the TIGRIS instrument). The Company is required to exercise the option prior to the expiration of the existing rights in October 2010 and, if exercised, pay a $1,000,000 fee.

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
     The following information should be read in conjunction with our March 31, 2008 consolidated financial statements and related notes thereto included elsewhere in this quarterly report and with our consolidated financial statements and notes thereto for the year ended December 31, 2007 and the related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2007. We also urge you to review and consider our disclosures describing various risks that may affect our business, which are set forth under the heading “Risk Factors” in this quarterly report and in our Annual Report on Form 10-K for the year ended December 31, 2007.
Overview
     We are a global leader in the development, manufacture and marketing of rapid, accurate and cost-effective nucleic acid probe-based products used for the clinical diagnosis of human diseases and for screening donated human blood. We also develop and manufacture nucleic acid probe-based products for the detection of harmful organisms in the environment and in industrial processes. We have 25 years of research and development experience in nucleic acid detection, and our products, which are based on our patented nucleic acid testing, or NAT, technology, are used daily in clinical laboratories and blood collection centers throughout the world.
     We have achieved strong growth since 2002 in both revenues and earnings, primarily due to the success of our clinical diagnostic products for sexually transmitted diseases, or STDs, and our blood screening products that are used to detect the presence of human immunodeficiency virus (type 1), or HIV-1, hepatitus C virus, or HCV, hepatitis B virus, or HBV, and West Nile Virus, or WNV. Under our collaboration agreement with Novartis Vaccines and Diagnostics, Inc., or Novartis, formerly known as Chiron Corporation, or Chiron, we are responsible for the research, development and manufacturing of our blood screening products, while Novartis is responsible for marketing, sales, distribution and service of those products.
     We are currently developing nucleic acid probe-based products that we hope to introduce in the clinical diagnostic, blood screening and industrial microbiology testing markets, including products for the detection of human papillomavirus, or HPV.
Recent Events
     Financial Results
     Product sales for the first quarter of 2008 were $101.5 million, compared to $87.2 million in the same period of the prior year, an increase of 16%. Total revenues for the first quarter of 2008 were $122.6 million, compared to $101.1 million in the same period of the prior year, an increase of 21%. Net income for the first quarter of 2008 was $31.9 million ($0.58 per diluted share), compared to $21.5 million ($0.40 per diluted share) in the same period of the prior year, an increase of 48%.
     Corporate Collaborations
     Millipore Corporation, or Millipore, recently launched the first assay developed under our industrial testing collaboration. In January 2008, Millipore commenced commercialization of the first MilliPROBE assay, which targets the bacterium Pseudomonas aeruginosa and is designed as an in-process, early warning system to provide faster, more effective detection of Pseudomonas aeruginosa in purified water used during drug production. The assay was designed to ensure a higher degree of water quality throughout manufacturing processes where the contaminant can be a serious quality and safety concern. We believe faster detection will enable biopharmaceutical manufacturers to reduce downstream processing risks, optimize product yields and improve final product quality.

     Product Development
     In March 2008, we started U.S. clinical trials for our investigational APTIMA assay to detect HPV, which causes cervical cancer. The investigational APTIMA HPV assay is an amplified nucleic acid test that detects 14 high-risk HPV types that are associated with cervical cancer. More specifically, the assay detects two messenger RNAs (mRNAs) that are made in higher amounts when HPV infections progress toward cervical cancer. We believe that targeting these mRNAs may more accurately identify women at higher risk of having, or developing, cervical cancer than competing assays that target HPV DNA. We expect to enroll approximately 7,000 women in the study. Actual enrollment, however, may vary based on the prevalence of cervical disease among women in the trial. The trial enrollment and testing are expected to take approximately two years. The APTIMA HPV assay is designed to run on our fully automated, high-throughput TIGRIS instrument system, and on our current and future medium-throughput instrument platforms. Separately, we remain on track to introduce our APTIMA HPV assay as a CE-marked product in Europe in the second half of 2008.
     In May 2007, the Food and Drug Administration, or FDA, approved our Procleix TIGRIS system for use with our Procleix Ultrio assay to screen donated blood, plasma, organs and tissues for HIV-1 and HCV in individual blood donations or in pools of up to 16 blood samples. The system and assay also detect HBV in blood donations that are HBV-positive based on serology tests for HBV surface antigen and core antibodies. The system has not been approved at this time to screen donated blood for HBV, as the initial clinical studies were not designed to, and did not, demonstrate HBV “yield.” Yield is defined as HBV-infected blood donations that were intercepted by the Procleix Ultrio assay, but that were initially negative based on the serology tests. We and Novartis have initiated post-marketing studies to demonstrate HBV yield and gain the associated donor screening claim. We believe we have met our goal of identifying two required yield cases in the studies, although this must be confirmed through a regulatory submission to the FDA. We filed a supplemental Biologic License Application, or BLA, with the FDA in February 2008 in hopes of gaining a donor screening claim for HBV.
     Final Payment Received in Litigation Settlement
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
     Pursuant to the Settlement Agreement, we obtained certain contract and patent rights to distribute qualitative HIV-1 and HCV tests through October 2010. We also obtained an option to extend our rights through the life of certain HIV-1 and HCV patents. The option also permits us to elect to extend our rights to future instrument systems (but not to the TIGRIS instrument). We are required to exercise the option prior to the expiration of the existing rights in October 2010 and, if exercised, pay a $1.0 million fee.

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
     We believe there have been no significant changes during the first three months of 2008 to the items that we disclosed as our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2007, except for the items discussed below.
Adoption of recent accounting pronouncements
SFAS No. 157
     Effective January 1, 2008, we adopted Statement of Financial Accounting Standards, or SFAS, No. 157, “Fair Value Measurements,” or SFAS No. 157, for financial assets and liabilities measured at fair value. SFAS No. 157 defines fair value, expands disclosure requirements around fair value and specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. These two types of inputs create the following fair value hierarchy:
•	Level 1 — Quoted prices for identical instruments in active markets.

•
Level 2 — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

•	Level 3 — Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.
     This hierarchy requires us to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. At March 31, 2008, we reported $448.3 million of assets at fair value, of which $7.0 million, or 1.6%, were classified in Level 3 of the fair value hierarchy.
     Determination of fair value
     When available, we generally use quoted market prices to determine fair value. If quoted market prices are not available, fair value is based upon internally developed valuation techniques that use, where possible, current market-based or independently sourced market parameters.
     Following is a description of the Company’s valuation methodologies used for instruments measured at fair value. Where appropriate, the description includes details of the valuation models, the key inputs to those models, as well as any significant assumptions.

     Short-term investments
     When available, we use quoted market prices to determine the fair value of all investment securities.
     Equity investment in private company
     In 2006, we invested in Qualigen, Inc., a private company. The valuation of investments in non-public companies requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity and the long-term nature of such assets. Our equity investments in private companies are valued initially based upon the transaction price under the cost accounting method of accounting. Such instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).
SFAS No. 159
     Effective January 1, 2008, we adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115,” or SFAS No. 159, which expands the use of fair value accounting but does not affect existing standards that require assets or liabilities to be carried at fair value. Under SFAS No. 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred (e.g., debt issue costs). The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS No. 159, changes in fair value are recognized in earnings. During the first quarter of 2008, we did not elect fair value as an alternative measurement for any financial instruments not previously carried at fair value.
EITF Issue No. 07-3
     Effective January 1, 2008, we adopted Emerging Issues Task Force, or EITF, Issue No. 07-3, “Accounting for Non-Refundable Payments for Goods or Services Received for Use in Future Research and Development Activities,” or EITF Issue No. 07-3. EITF Issue No. 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. There was no financial statement impact as a result of adoption.
Results of Operations

(Dollars in millions)	Three Months Ended March 31,
	2008	2007	$ Change	% Change
Product Sales	$101.5	$87.2	$14.3	16%

As a percent of total revenues	83%	86%

     Our primary source of revenue comes from product sales, which consist primarily of the sale of clinical diagnostic and blood screening products in the United States. Our clinical diagnostic products include our APTIMA, PACE, AccuProbe and Amplified Mycobacterium Tuberculosis Direct Test product lines. The principal customers for our clinical diagnostics products include large reference laboratories, public health institutions and hospitals. Our blood screening assays and instruments are marketed worldwide through our collaboration with Novartis under the Procleix and Ultrio trademarks.
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
     Product sales increased 16% in the first quarter of 2008 compared to the same period of the prior year. The increase was primarily attributed to $7.5 million in higher blood screening assay sales, $5.0 million in higher APTIMA assay sales and $2.6 million in higher instrumentation sales, partially offset by a $1.5 million decrease in PACE product sales as customers converted to the more sensitive amplified APTIMA product line.
     Diagnostic product sales, including assay, instrument, and ancillary sales, represented $52.5 million, or 52% of product sales, in the first quarter of 2008, compared to $47.6 million, or 55% of product sales in the first quarter of 2007. This $4.9 million increase was primarily driven by volume gains in our APTIMA product line as the result of PACE conversions, market share gains we attribute to the superior clinical performance of our assay and the availability of our fully automated TIGRIS instrument. The remaining growth in diagnostics was primarily the result of an increase in diagnostic instrumentation sales, which increased by $0.7 million from first quarter 2007 levels. Overall APTIMA growth was partially offset by a $1.5 million decrease in our PACE product as customers converted to the more sensitive amplified APTIMA product line. In general, the price of our amplified APTIMA test is twice that of our non-amplified PACE product, thus the conversion from PACE to APTIMA drives an overall increase in product sales even if underlying testing volumes remain the same. In the first quarter of 2008, APTIMA sales were approximately 85% of our STD product sales versus PACE sales of 15%. In the first quarter of 2007, APTIMA represented 79% of STD product sales, and PACE 21%. Although overall dollar values have moved noticeably to APTIMA, overall testing volumes for STDs were approximately 66% on APTIMA and 34% on PACE for the first quarter of 2008. Average pricing in the first quarter of 2008 related to our APTIMA products decreased approximately 5% from first quarter 2007 level primarily related to strong unit growth in our corporate account sector.
     Blood screening related sales, including assay, instrument, and ancillary sales, represented $49.0 million, or 48% of product sales, in the first quarter of 2008, compared to $39.6 million, or 45% of product sales in the first quarter of 2007. This $9.4 million increase was principally attributed to the March 2007 approval and commercial pricing of our WNV assay for use on the TIGRIS instrument, as well as international expansion of Procleix Ultrio sales. Our share of blood screening revenues is based upon sales of assays by Novartis, on blood donation levels and the related price per donation. In the first quarter of 2008, United States blood donation volumes screened using the Procleix bloodscreening family of assays were relatively consistent with 2007 levels, as was the related pricing. International revenues increased as the Procleix Ultrio product further penetrated international markets.

(Dollars in millions)	Three Months Ended March 31,
	2008	2007	$ Change	% Change
Collaborative Research Revenue	$2.5	$2.4	$0.1	4%

As a percent of total revenues	2%	2%

     We record revenues related to use of our blood screening products in the United States and other countries in which the products have not received regulatory approval as collaborative research revenue because of price restrictions applied to these products prior to FDA license approval in the United States and similar approvals in foreign countries.
     Under our collaboration agreement with Novartis, we are responsible for the research, development and manufacturing of the blood screening products covered by the agreement, while Novartis is responsible for marketing, sales, distribution and service of the blood screening products worldwide.
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

     Collaborative research revenue increased 4% in the first quarter of 2008, compared to the same period of the prior year. The increase was primarily the result of a $0.8 million increase in funding from 3M for the development of rapid nucleic acid tests to detect certain dangerous healthcare associated infections, such as methicillin-resistant Staphylococcus aureus and $0.9 million in higher billings to Novartis related to the development of the Procleix Ultrio assay. These increases were mostly offset by $0.6 million in lower funding revenues from the United States Army Medical Research and Material Command for PCA3 as that contract expired in the fourth quarter of 2007.
     Collaborative research revenue tends to fluctuate based on the amount of research services performed, the status of projects under collaboration and the achievement of milestones. Under the terms of our collaboration agreement with Novartis, a milestone payment of $10.0 million is due to us in the future if we obtain full FDA approval of our Procleix Ultrio assay for blood screening use on our TIGRIS instrument. Also, we may receive additional milestone payments from 3M based upon achievement of technological and commercial milestones under our healthcare associated infection collaboration. There is no guarantee we will achieve these milestones and receive the associated payments under these agreements.
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

(Dollars in millions)	Three Months Ended March 31,
	2008	2007	$ Change	% Change
Royalty and License Revenue	$18.6	$11.5	$7.1	62%

As a percent of total revenues	15%	11%

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
     Our royalty and license revenue in the first quarter of each of 2008 and 2007 consisted primarily of settlement payments received from Bayer ($10.3 million in 2007 and $16.4 million in 2008). Bayer has now paid all amounts due to us under our settlement agreement, and thus these payments will not recur in future periods. The increase in royalty and license revenue during the first quarter of 2008, compared to the same period of the prior year, was also the result of $0.9 million in higher blood plasma royalties from Novartis.
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

(Dollars in millions)	Three Months Ended March 31,
	2008	2007	$ Change	% Change
Cost of Product Sales	$32.6	$29.2	$3.4	12%

Gross profit margin as a percent of product sales	68%	67%

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
     Cost of product sales increased 12% in the first quarter of 2008, compared to the same period of the prior year. The increase was principally attributed to a $2.3 million increase related to instrument shipments, a $2.2 million increase related to shipments of Procleix Ultrio, a $1.3 million increase related to APTIMA shipments, partially offset by changes in production volumes of $1.8 million, and a $0.6 million decrease in the manufacturing scrap provision.
     Our gross profit margin as a percentage of product sales increased to 68% in the first quarter of 2008, from 67% in the first quarter of 2007. The increase in gross profit margin percentage in the first quarter of 2008 was principally attributed to increased sales of higher margin Procleix Ultrio and WNV assays, changes in production volumes and lower scrap provisions, partially offset by increased instrument sales.
     A portion of our blood screening revenues is from sales of TIGRIS instruments to Novartis, which totaled $4.1 million and $2.0 million during the first quarter of 2008 and 2007, respectively. Under our collaboration agreement with Novartis, we sell TIGRIS instruments to them at prices that approximate cost. These instrument sales, therefore, negatively impact our gross margin percentage in the periods when they occur, but are a necessary precursor to increased sales of blood screening assays in the future.
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
     We anticipate that our blood screening customers’ requirements for smaller pool sizes or ultimately individual donor testing of blood samples will result in lower gross margin percentages, as additional tests will be required to deliver the sample results. We are not able to accurately predict the timing and extent to which our gross margin percentage will be negatively affected as a result of smaller pool sizes or individual donor testing, which depends on associated price changes. In general, international pool sizes are smaller than domestic pool sizes and, therefore, growth in blood screening revenues attributed to international expansion has led and will lead to lower gross margin percentages, especially in emerging markets where pricing is less than developed markets.

(Dollars in millions)	Three Months Ended March 31,
	2008	2007	$ Change	% Change
Research and Development	$23.1	$20.3	$2.8	14%

As a percent of total revenues	19%	20%

     We invest significantly in R&D as part of our ongoing efforts to develop new products and technologies. Our R&D expenses include the development of proprietary products and instrument platforms, as well as expenses related to the development of new products and technologies in collaboration with our partners. R&D spending is dependent on the status of projects under development and may vary substantially between quarterly or annual reporting periods. We expect to incur additional costs associated with the manufacture of development lots and clinical trial lots for our blood screening products, further development of our TIGRIS instrument, initial development of a fully automated system for low and mid-volume laboratories, as well as for the development of assays for PCA3, HPV, healthcare associated infections and for industrial applications; however, we expect our R&D expenses as a percentage of total revenues to decline in future years.
     R&D expenses increased 14% in the first quarter of 2008, compared to the same period of the prior year. The increase was primarily due to a $1.0 million increase in spending for development lot activity primarily for HPV, a $0.9 million increase in salaries and personnel-related expenses and $0.9 million in higher professional fees associated with post-marketing studies of the Procleix Ultrio assay in the United States.

(Dollars in millions)	Three Months Ended March 31,
	2008	2007	$ Change	% Change
Marketing and Sales	$11.9	$9.5	$2.4	25%

As a percent of total revenues	10%	9%

     Our marketing and sales expenses include salaries and other personnel-related expenses, promotional expenses, and outside services. Marketing and sales expenses increased 25% in the first quarter of 2008, compared to the same period of the prior year. The increase was primarily due to a $1.2 million increase in salaries and personnel-related expenses and $0.4 million in increased spending for marketing studies and promotional activities related to both our HPV and PCA3 products in the EU.

(Dollars in millions)	Three Months Ended March 31,
	2008	2007	$ Change	% Change
General and Administrative	$11.9	$11.3	$0.6	5%

As a percent of total revenues	10%	11%

     Our general and administrative, or G&A, expenses include salaries and other personnel-related expenses for finance, legal, strategic planning and business development, public relations and human resources, as well as professional fees for legal, patents and auditing services. G&A expenses increased 5% in the first quarter of 2008, compared to the same period of the prior year. The increase was primarily the result of a $1.1 million increase in professional fees, primarily legal fees, and a $0.9 million increase in salaries and personnel-related expenses, partially offset by a $0.5 million increase in benefits expense allocated to other departments and a $0.4 million decrease in recruiting and relocation expenses.

(Dollars in millions)	Three Months Ended March 31,
	2008	2007	$ Change	% Change
Interest Income	$4.2	$2.6	$1.6	62%

Other Income / (Expense)	1.5	(0.1)	1.6	N/M %

Other Income / (Expense), net	$5.7	$2.5	$3.2	128%

     The $1.6 million increase in interest income in the first quarter of 2008 from the comparable period of 2007 was primarily a result of higher average balances of our short-term investments and higher yields on our investment portfolio. The $1.6 million net increase in other income was related to a one-time gain on the sale of our investment in Molecular Profiling Institute, Inc.

(Dollars in millions)	Three Months Ended March 31,
	2008	2007	$ Change	% Change
Income Tax Expense	$16.8	$11.9	$4.9	41%

As a percent of income before tax	34%	36%

     Income tax expense increased to $16.8 million, or 34% of pretax income, in the first quarter of 2008, from $11.9 million, or 36% of pretax income, in the first quarter of 2007. The decrease in our effective tax rate in the first quarter was largely the result of higher tax-exempt interest in the current year and lower accruals for interest expense related to uncertain tax positions.
Liquidity and capital resources

	March 31,	December 31,
	2008	2007
	(In thousands)
Cash, cash equivalents and short-term investments	$487,629	$433,494
Working capital	$551,438	$518,408
Current ratio	11:1	14:1
     The primary objectives of our investment policy are liquidity and safety of principal. Consistent with these objectives, investments are made with the goal of achieving the highest rate of return. The policy places emphasis on securities of high credit quality, with restrictions placed on maturities and concentration by security type and issue. Our short-term investments include tax advantaged municipal bonds with a minimum Moody’s credit rating of A3 and a minimum S&P credit rating of A-. As of March 31, 2008, we did not hold auction rate securities. Our investment policy limits an individual security maturity to six years and an average portfolio maturity to three years. At March 31, 2008, our portfolios had an average term of two years and an average credit quality of AA2 as defined by Moody’s.
     Our working capital at March 31, 2008, increased $33.0 million from December 31, 2007, primarily due to growth in our overall business. Days’ sales outstanding, or DSO, increased to 34 days at March 31, 2008 from 31 days at December 31, 2007, mainly due to increased sales to Novartis. Days’ sales in inventory decreased to 138 days at March 31, 2008 from 153 days at December 31, 2007 due to increased cost of product sales for the period ended March 31, 2008 related to higher sales volume.

	Three Months Ended
	March 31,
	2008	2007	$ Change
	(In thousands)
Cash provided by (used in):
Operating activities	$67,520	$32,928	$34,592
Investing activities	(100,308)	(59,107)	41,201
Financing activities	3,131	5,686	(2,555)
Purchases of property, plant and equipment (included in investing activities above)	$(20,033)	$(5,894)	$14,139
     Our primary source of liquidity has been cash from operations, which includes the collection of accounts and other receivables related to product sales, collaborative research agreements, and royalty and license fees. Our primary short-term cash needs, which are subject to change, include continued R&D spending to support new products, costs related to commercialization of products and purchases of TIGRIS instruments for placement with our customers. Certain R&D costs may be funded under collaboration agreements with partners.
     The $34.6 million increase in net cash provided by operating activities during the first quarter of 2008 compared to the same period of the prior year was primarily due to $10.5 million in higher net income, a $8.9 million decrease in accounts receivable other due to collections from our collaborative partners, a $5.9 million decrease in prepaid expenses related to upfront fees paid in the first quarter of 2007 for the purchase of TIGRIS instruments, a $7.8 million increase in income tax payable due to the timing of tax payments and lower stock option tax deductions in the current year, and a $4.7 million increase in accounts payable balances, offset by a $2.4 million increase in trade accounts receivable due to overall increased sales combined with higher DSO.
     Our investing activities consisted primarily of property, plant and equipment expenditures, and purchases of short-term investments. The $41.2 million increase in net cash used in investing activities during the first quarter of 2008 compared to the same period of the prior year was principally attributed to a $33.2 million increase in purchases (net of sales) of short-term investments and a $14.1 million increase in capital expenditures. These outflows were offset by $4.1 million in proceeds received for our equity interest in Molecular Profiling Institute, Inc. as a result of its acquisition by Caris Diagnostics and a $1.6 million decrease in license and manufacturing access fees paid to Corixa in the first quarter of 2007. The increase in purchases of short-term investments was driven by the reinvestment of excess cash generated by operating activities, as well as proceeds from the exercise of stock options. For 2008, we expect spending for capital equipment and information technology to decrease from 2007 spending.
     We receive cash from the exercise of employee stock options and proceeds from the sale of stock pursuant to the employee stock purchase plan, or ESPP. The $2.6 million decrease in net cash provided by financing activities during the first quarter of 2008 compared to the same period of the prior year was principally attributed to a $1.4 million decrease in proceeds from the exercise of stock options and the associated $1.1 million decrease in excess tax benefits. We expect fluctuations to occur throughout the year, as the amount and frequency of stock-related transactions are dependent upon the market performance of our common stock, along with other factors.
     We have an unsecured bank line of credit agreement with Wells Fargo Bank, N.A., which expires in July 2009, under which we may borrow up to $10.0 million, subject to a “borrowing base formula,” at the bank’s prime rate, or at LIBOR plus 1.0%. At March 31, 2008, we did not have any amounts outstanding under the bank line and we have not taken advances against the line since inception. The line of credit agreement requires us to comply with various financial and restrictive covenants. As of March 31, 2008, we were in compliance with all covenants.
     We believe that our available cash balances, anticipated cash flows from operations, proceeds from stock option exercises and available line of credit will be sufficient to satisfy our operating needs for the foreseeable future. However, we operate in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, we may in the future be required to raise additional funds through the sale of equity or debt securities or from additional credit facilities. Additional capital, if needed, may not be available on satisfactory terms, if at all. Further, debt financing may subject us to covenants restricting our operations. In August 2003, we filed a Form S-3 shelf registration statement with the U.S. Securities and Exchange Commission, or SEC, relating to the possible future sale of up to an aggregate of $150 million of debt or equity securities. To date, we have not raised any funds under this registration statement.
     We may from time to time consider the acquisition of businesses and/or technologies complementary to our business. We could require additional equity or debt financing if we were to engage in a material acquisition in the future.
     Contractual obligations and commercial commitments
     Our contractual obligations due for purchase commitments, collaborative agreements and supply agreements as of March 31, 2008 were as follows (in thousands):

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Material purchase commitments (1)	$17,468	$15,811	$1,657	$—	$—
Collaborative commitments (2)	10,755	2,805	7,000	450	500
Supply agreements (3)	10,000	10,000	—	—	—

Total (4)	$38,223	$28,616	$8,657	$450	$500

(1)
Amounts represent our minimum purchase commitments from key vendors for the TIGRIS and Panther instruments, as well as raw materials used in manufacturing. Of the $17.5 million total, $13.1 million is expected to be used to purchase TIGRIS instruments, of which we anticipate that approximately $8.7 million of these instruments will be sold to Novartis. Not included in the $17.5 million is $11.4 million expected to be used to purchase prototype, validation, pre-production and production instruments, and associated tooling, pursuant to our development agreement with Stratec for the Panther instrument and potential minimum purchase commitments under our supply agreement. Our obligations under the supply agreement are contingent on successful completion of all activities under the development agreement.

(2)
In addition to the minimum payments due under our collaborative agreements, we may be required to pay up to $10.1 million in milestone payments, plus royalties on net sales of any products using specified technology.

(3)
Amount reflected relates to our obligations under our supply and purchase agreement with Roche Molecular Systems. We are obligated to pay $10.0 million to Roche upon the occurrence of certain future commercial events, but not later than December 1, 2008.

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

     Liabilities associated with uncertain tax positions, currently estimated at $5.4 million (including interest), are not included in the table above as we cannot reasonably estimate when, if ever, an amount would be paid to a government agency. Ultimate settlement of these liabilities is dependent on factors outside of our control, such as examinations by each agency and expiration of statutes of limitation for assessment of additional taxes.
     Additionally, we have liabilities for deferred employee compensation which totaled $4.1 million at March 31, 2008. The payments related to the deferred compensation are not included in the table above because they are typically dependent upon when certain key employees retire or otherwise leave the Company. At this time, we cannot reasonably predict when these events may occur.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio. Our risk associated with fluctuating interest income is limited to our investments in interest rate sensitive financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage this exposure to interest rate changes. We seek to ensure the safety and preservation of our invested principal by limiting default risk, market risk, and reinvestment risk. We mitigate default risk by investing in short-term investment grade securities. A 100 basis point increase or decrease in interest rates would increase or decrease our current investment balance by approximately $9.0 million. While changes in our interest rates may affect the fair value of our investment portfolio, any gains or losses are not recognized in our statement of income until the investment is sold or if a reduction in fair value is determined to be a permanent impairment.
     Foreign Currency Exchange Risk
     Although the majority of our revenue is realized in United States dollars, some portions of our revenue are realized in foreign currencies. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. The functional currency of our wholly owned subsidiaries in the United Kingdom is the British pound. Accordingly, the accounts of these operations are translated from the British pound to the United States dollar using the current exchange rate in effect at the balance sheet date for the balance sheet accounts, and using the average exchange rate during the period for revenue and expense accounts. The effects of translation are recorded in “accumulated other comprehensive income” as a separate component of stockholders’ equity.

     We are exposed to foreign exchange risk for expenditures in certain foreign countries, but the total receivables and payables denominated in foreign currencies as of March 31, 2008 were not material. Under our collaboration agreement with Novartis, a growing portion of blood screening product sales is from western European countries. As a result, our international blood screening product sales are affected by changes in the foreign currency exchange rates of those countries where Novartis’ business is conducted in Euros or other local currencies. We do not enter into foreign currency hedging transactions to mitigate our exposure to foreign currency exchange risks. Based on international blood screening product sales during the first quarter of 2008, a 10% movement of currency exchange rates would result in a blood screening product sales increase or decrease of approximately $5.9 million annually. We believe that our business operations are not exposed to market risk relating to commodity prices.
Item 4. Controls and Procedures
     As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the quarter ended March 31, 2008.
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
     There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     A description of our material pending legal proceedings is disclosed in Note 9 — Contingencies, of the Notes to Consolidated Financial Statements included in Item 1 of Part I of this report and is incorporated by reference herein. We are also engaged in other legal actions arising in the ordinary course of our business and believe that the ultimate outcome of these actions will not have a material adverse effect on our business, financial condition or results of operations. However, due to the uncertainties inherent in litigation, no assurance can be given as to the outcome of these proceedings. If any of these matters were resolved in a manner unfavorable to us, our business, financial condition and results of operations would be harmed.
Item 1A. Risk Factors
     The following information sets forth facts that could cause our actual results to differ materially from those contained in forward-looking statements we have made in this Quarterly Report and those we may make from time to time. We have marked with an asterisk those risk factors that reflect substantive changes from the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2007.
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
We are dependent on Novartis and other third parties for the distribution of some of our products. If any of our distributors terminates its relationship with us or fails to adequately perform, our product sales will suffer.*
     We rely on Novartis to distribute our blood screening products and Siemens to distribute some of our clinical diagnostic products for the detection of viral microorganisms. Commercial product sales to Novartis accounted for 40% of our total revenues for the first quarter of 2008 and 43% of total revenues for 2007. As of March 31, 2008, we believe our collaboration agreement with Novartis will terminate in 2013. The collaboration agreement may be extended by the mutually agreed development of new products under the agreement, in which case the agreement will expire upon the later of the end of the original term or five years after the first commercial sale of the last new product developed during the original term.
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

     Our agreement with Siemens, as assignee of Bayer, for the distribution of certain of our products will terminate in 2010. In November 2002, we initiated an arbitration proceeding against Bayer in connection with our clinical diagnostic collaboration. In August 2006, we entered into a settlement agreement with Bayer regarding this arbitration and the patent litigation between the parties. Under the terms of the settlement agreement, the parties submitted a stipulated final award adopting the arbitrator’s prior interim and supplemental awards, except that Bayer was no longer obligated to reimburse us $2.0 million for legal expenses previously awarded in the arbitrator’s June 5, 2005 Interim Award. The arbitrator determined that the collaboration agreement be terminated, as we requested, except as to the qualitative HCV assays and as to quantitative ASRs for HCV. As Bayer’s assignee, Siemens retains the co-exclusive right to distribute the qualitative HCV tests and the exclusive right to distribute the quantitative HCV ASR. As a result of a termination of the collaboration agreement, we re-acquired the right to develop and market future viral assays that had been previously reserved for Siemens. The arbitrator’s March 3, 2006 supplemental award determined that we are not obligated to pay an initial license fee in connection with the sale of the qualitative HIV-1 and HCV assays and that we will be required to pay running sales royalties, at rates we believe are generally consistent with rates paid by other licensees of the relevant patents.
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
     The continuation of any of our collaboration agreements depends on their periodic renewal by us and our collaborators. For example, we believe our collaboration agreement with Novartis will terminate in 2013. The collaboration agreement may be extended by the mutually agreed development of new products under the agreement, in which case the agreement will expire upon the later of the end of the original term or five years after the first commercial sale of the last new product developed during the original term. The collaboration agreement is also subject to termination prior to expiration upon a material breach by either party to the agreement.
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
     Complex diagnostic instruments such as our TIGRIS instrument typically require operating and reliability improvements following their introduction. We have an active in-service reliability improvement program for our TIGRIS instrument. However, this program may not result in the desired improvements in operating reliability of the instrument. Additionally, failure to resolve reliability issues could limit market acceptance of the instrument, adversely affect our reputation, and prevent us from retaining our existing customers or attracting new customers.
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
     Even if we develop products for commercial use in these markets, any products we develop may not be accepted in these markets, may be subject to competition and may be subject to other risks and uncertainties associated with these markets. For example, most pharmaceutical manufacturers rely on culture testing of their manufacturing systems, and may be unwilling to switch to molecular testing like that used in our recently launched MilliPROBE product to detect Pseudomonas aeruginosa. We have no experience with customer and customer support requirements, sales cycles, and other industry-specific requirements or dynamics applicable to these new markets and we and our collaborators may not be able to successfully convert customers to tests using our NAT technologies, which we expect will be more costly than existing methods. We will be reliant on our collaborators in these markets. Our interests may be different from those of our collaborators and conflicts may arise in these collaboration arrangements that have an adverse impact on our ability to develop new products. As a result of these risks and other uncertainties, we may not be able to successfully develop commercially viable products for application in industrial testing or any other new markets.
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
     We currently offer ASRs for use in the detection of the PCA3 mRNA and for use in the detection of the parasite Trichomonas vaginalis. The FDA restricts the sale of these products to clinical laboratories certified under the Clinical Laboratory Improvement Amendments of 1988, or CLIA, to perform high complexity testing and also restricts the types of products that can be sold as ASRs. We understand the FDA is in the process of drafting guidelines for ASRs and these guidelines may result in the FDA limiting the types of products that can be sold as ASRs. Should the FDA modify the ASR rules or its interpretation and enforcement of them in a fashion that makes it difficult or impossible for us to market some or all of our products, we may be required to terminate those ASR product sales, conduct clinical studies and make submissions of our products to the FDA for clearance or approval.
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
Because we depend on a small number of customers for a significant portion of our total revenues, the loss of any of these customers or any cancellation or delay of a large purchase by any of these customers could significantly reduce our revenues.*
     Historically, a limited number of customers has accounted for a significant portion of our total revenues, and we do not have any long-term commitments with these customers, other than our collaboration agreement with Novartis. Revenues from our blood screening collaboration with Novartis accounted for 43% of our total revenues for the first quarter of 2008 and 45% of our total revenues for 2007. Our blood screening collaboration with Novartis is largely dependent on two large customers in the United States, The American Red Cross and America’s Blood Centers, although we did not receive any revenues directly from those entities. Novartis was our only customer that accounted for greater than 10% of our total revenues for the first quarter of 2008. Various state and city public health agencies accounted for an aggregate of 7% of our total revenues in the first quarter of 2008 and 9% of total revenues for the fiscal year 2007. Although state and city public health agencies are legally independent of each other, we believe they tend to act similarly with respect to their product purchasing decisions. We anticipate that our operating results will continue to depend to a significant extent upon revenues from a small number of customers. The loss of any of our key customers, or a significant reduction in sales volume or pricing to those customers, could significantly reduce our revenues.
Intellectual property rights on which we rely to protect the technologies underlying our products may be inadequate to prevent third parties from using our technologies or developing competing products.
     Our success will depend in part on our ability to obtain patent protection for, or maintain the secrecy of, our proprietary products, processes and other technologies for development of blood screening and clinical diagnostic products and instruments. Although we had more than 450 United States and foreign patents covering our products and technologies as of March 31, 2008, these patents, or any patents that we may own or license in the future, may not afford meaningful protection for our technology and products. The pursuit and assertion of a patent right, particularly in areas like nucleic acid diagnostics and biotechnology, involve complex determinations and, therefore, are characterized by substantial uncertainty. In addition, the laws governing patentability and the scope of patent coverage continue to evolve, particularly in biotechnology. As a result, patents might not issue from certain of our patent applications or from applications licensed to us. Our existing patents will expire by December 16, 2024 and the patents we may obtain in the future also will expire over time.
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
     We hold certain rights in the blood screening and clinical diagnostics fields under patents originally issued to Chiron (now Novartis) covering the detection of HIV. In February 2005, the U.S. Patent and Trademark Office declared two interferences related to U.S. Patent No. 6,531,276 (“Methods For Detecting Human Immunodeficiency Virus Nucleic Acid”), originally issued to Chiron (now Novartis). The first interference was between Novartis and the National Institutes of Health, or the NIH, and Centocor, Inc., and pertains to Centocor’s U.S. Patent Application No. 06/693,866 (“Cloning and Expression of HTLV-III DNA”). The second interference was between Novartis and Institut Pasteur, and pertains to Institut Pasteur’s U.S. Patent Application No. 07/999,410 (“Cloned DNA Sequences, Hybridizable with Genomic RNA of Lymphadenopathy-Associated Virus (LAV)”). We are informed that the Patent and Trademark Office determined that Institut Pasteur invented the subject matter at issue prior to NIH and Novartis. We are also informed that Novartis and NIH filed actions in the United States District Court for the District of Columbia challenging the decisions of the Patent and Trademark Office. On March 28, 2008, the parties notified the court that they had reached an agreement in principle to resolve the litigation and had signed a memorandum of understanding prior to the negotiation of final, definitive settlement documents. The terms of the tentative settlement were not disclosed. As a result of the settlement, Institut Pasteur and/or NIH may obtain patent rights covering the detection of HIV and those patent rights may cover our HIV tests. There can be no assurances as to the ultimate outcome of this matter.
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
We are exposed to risks associated with acquisitions and other long-lived and intangible assets that may become impaired and result in an impairment charge.*
     As of March 31, 2008, we had approximately $231.4 million of long-lived assets, including $15.3 million of capitalized software, net of accumulated amortization, relating to our TIGRIS instrument, goodwill of $18.6 million, a $7.0 million investment in Qualigen, Inc., and $47.8 million of capitalized license and manufacturing access fees, patents, purchased intangibles and other long term assets. Additionally, we had $76.7 million of land and buildings, $16.9 million of tenant improvements, $0.1 million of construction in-progress and $49.0 million of equipment and furniture and fixtures. The substantial majority of our long-lived assets are located in the United States. The carrying amounts of long-lived and intangible assets are affected whenever events or changes in circumstances indicate that the carrying amount of any asset may not be recoverable.
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
     In recent years, we have incurred significant costs in connection with the development of our blood screening and clinical diagnostic products and our TIGRIS instrument. We expect our expense levels to remain high in connection with our research and development as we seek to continue to expand our product offerings and continue to develop products and technologies in collaboration with our partners. As a result, we will need to continue to generate significant revenues to maintain profitability. Although we expect our research and development expenses as a percentage of revenue to decrease in future periods, we may not be able to generate sufficient revenues to maintain profitability in the future. Our failure to maintain profitability in the future could cause the market price of our common stock to decline.
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
Our sales to international markets are subject to additional risks.*
     Sales of our products outside the United States accounted for 22% of our total revenues for the first quarter of 2008 and 20% of our total revenues for 2007. Sales by Novartis of our blood screening products outside of the United States accounted for 78% of our international revenues in the first quarter of 2008 and 77% in fiscal year 2007. Novartis has responsibility for the international distribution of our blood screening products.
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
We are dependent on technologies we license, and if we fail to maintain our licenses or license new technologies and rights to particular nucleic acid sequences for targeted diseases in the future, we may be limited in our ability to develop new products.*
     We are dependent on licenses from third parties for some of our key technologies. For example, our patented Transcription-Mediated Amplification technology is based on technology we have licensed from Stanford University. We enter into new licensing arrangements in the ordinary course of business to expand our product portfolio and access new technologies to enhance our products and develop new products. Many of these licenses provide us with exclusive rights to the subject technology or disease marker. If our license with respect to any of these technologies or markers is terminated for any reason, we may not be able to sell products that incorporate the technology. In addition, we may lose competitive advantages if we fail to maintain exclusivity under an exclusive license. Diagnocure Inc., from whom we have an exclusive license to the PCA3 gene marker for prostate cancer, recently asserted that we may have lost market exclusivity because of a failure to meet a milestone under our license and collaboration agreement. We disagree with Diagnocure’s assertion and we have commenced discussions with Diagnocure on the issue, but we can give no assurance that this matter will be resolved in our favor.
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
     We manufacture substantially all of our products in our two manufacturing facilities located in San Diego, California. These facilities and the manufacturing equipment we use would be costly to replace and could require substantial lead time to repair or replace. Our facilities may be harmed by natural or man-made disasters, including, without limitation, earthquakes and fires, and in the event they are affected by a disaster, we would be forced to rely on third-party manufacturers. The wildfires in San Diego in October 2007 required that we temporarily shut down our facility for the manufacture of our blood screening products. In the event of a disaster, we may lose customers and we may be unable to regain those customers thereafter. Although we possess insurance for damage to our property and the disruption of our business from casualties, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.
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
     Portions of our information technology infrastructure may experience interruptions, delays or cessations of service or produce errors in connection with ongoing systems implementation work. In particular, we implemented a new enterprise resource planning software system to replace our various legacy systems. As a part of this effort, we are transitioning data and changing processes and this may be more expensive, time consuming and resource intensive than planned. Any disruptions that may occur in the operation of this system or any future systems could increase our expenses and adversely affect our ability to report in an accurate and timely manner the results of our consolidated operations, our financial position and cash flow and to otherwise operate our business, which could adversely affect our financial results, stock price and reputation.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Total Number
of Shares
				Purchased	Approximate
				as Part of	Dollar Value of
				Publicly	Shares that May
	Total Number		Average	Announced	Yet Be Purchased
	of Shares		Price Paid	Plans or	Under the Plans or
	Purchased		Per Share	Programs	Programs
January 1-31, 2008	—		$—	—	$—
February 1-29, 2008	—		—	—	—
March 1-31, 2008	863		47.81	—	—

Total	863	(1)	$47.81	—	$—

(1)
During the first quarter of 2008, we repurchased and retired 863 shares of our common stock, at an average per share price of $47.81, withheld by us to satisfy employee tax obligations upon vesting of restricted stock granted under our 2003 Incentive Award Plan. We may make similar repurchases in the future to satisfy employee tax obligations upon vesting of restricted stock and deferred issuance restricted stock. As of March 31, 2008, we had an aggregate of 209,669 shares of restricted stock and 80,000 shares of deferred issuance restricted stock awards outstanding.

Item 6. Exhibits

Exhibit
Number	Description
3.1(1)	Form of Amended and Restated Certificate of Incorporation of Gen-Probe Incorporated.

3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Gen-Probe Incorporated.

3.3(3)	Form of Amended and Restated Bylaws of Gen-Probe Incorporated. Series A Junior Participating

3.4(4)	Certificate of Elimination of the Preferred Stock of Gen-Probe Incorporated.

4.1(1)	Specimen common stock certificate.

31.1†	Certification dated April 30, 2008, of Principal Executive Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification dated April 30, 2008, of Principal Financial Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification dated April 30, 2008, of Principal Executive Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification dated April 30, 2008, of Principal Financial Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith.

*	Gen-Probe has requested confidential treatment with respect to certain portions of this exhibit.

(1)	Incorporated by reference to Gen-Probe’s Amendment No. 2 to Registration Statement on Form 10 filed with the SEC on August 14, 2002.

(2)	Incorporated by reference to Gen-Probe’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2004.

(3)	Incorporated by reference to Gen-Probe’s Report on Form 8-K filed with the SEC on February 14, 2007.

(4)	Incorporated by reference to Gen-Probe’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on February 23, 2007.

SIGNATURES
     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEN-PROBE INCORPORATED
DATE: April 30, 2008	By:	/s/ Henry L. Nordhoff
Henry L. Nordhoff
Chairman and Chief Executive Officer (Principal Executive Officer)

DATE: April 30, 2008	By:	/s/ Herm Rosenman
Herm Rosenman
Senior Vice President — Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)