Form 10-Q
period 2008-06-30
GEN PROBE INC
filed 2008-08-01
CIK 820237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2008
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number 001-31279
GEN-PROBE INCORPORATED
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0044608 (I.R.S. Employer Identification Number)

10210 Genetic Center Drive San Diego, CA (Address of Principal Executive Offices)	92121 (Zip Code)
(858) 410-8000
(Registrant’s Telephone Number, Including Area Code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of July 31, 2008, there were 54,214,266 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

GEN-PROBE INCORPORATED

FORM 10-Q

Page
PART I
Item 1. Financial Statements	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosures about Market Risk	27
Item 4. Controls and Procedures	27
PART II
Item 1. Legal Proceedings	29
Item 1A. Risk Factors	29
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	43
Item 4. Submission of Matters to a Vote of Security Holders	44
Item 6. Exhibits	45
SIGNATURES	46
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

GEN-PROBE INCORPORATED
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$33,462	$75,963
Short-term investments	465,778	357,531
Trade accounts receivable, net of allowance for doubtful accounts of $700 and $719 at June 30, 2008 and December 31, 2007, respectively	36,781	32,678
Accounts receivable — other	3,648	11,044
Inventories	51,454	48,540
Deferred income tax — short term	9,646	8,825
Prepaid income tax	358	2,390
Prepaid expenses	12,174	17,505
Other current assets	6,208	4,402

Total current assets	619,509	558,878
Property, plant and equipment, net	141,721	129,493
Capitalized software, net	14,666	15,923
Goodwill	18,621	18,621
Deferred income tax — long term	7,942	7,942
License, manufacturing access fees and other assets, net	60,240	58,196

Total assets	$862,699	$789,053

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,756	$11,777
Accrued salaries and employee benefits	19,265	20,997
Other accrued expenses	4,005	4,014
Income tax payable	—	846
Deferred revenue — short term	1,611	2,836

Total current liabilities	40,637	40,470
Non-current income tax payable	3,376	3,958
Deferred income tax — long term	75	75
Deferred revenue — long term	2,667	4,607
Deferred rent	—	10
Deferred compensation plan liabilities	2,507	1,893
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 20,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value per share; 200,000,000 shares authorized, 54,186,979 and 53,916,298 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	5	5
Additional paid-in capital	435,331	415,229
Accumulated other comprehensive income	163	1,604
Retained earnings	377,938	321,202

Total stockholders’ equity	813,437	738,040

Total liabilities and stockholders’ equity	$862,699	$789,053

See accompanying notes to consolidated financial statements.

GEN-PROBE INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues:
Product sales	$113,701	$93,897	$215,208	$181,049
Collaborative research revenue	4,651	5,769	7,110	8,121
Royalty and license revenue	1,462	1,615	20,059	13,162

Total revenues	119,814	101,281	242,377	202,332
Operating expenses:
Cost of product sales	32,510	30,178	65,146	59,338
Research and development	29,368	24,973	52,434	45,231
Marketing and sales	11,453	9,393	23,361	18,929
General and administrative	13,671	12,081	25,608	23,362

Total operating expenses	87,002	76,625	166,549	146,860

Income from operations	32,812	24,656	75,828	55,472
Interest income	3,900	2,933	8,107	5,608
Interest expense	(2)	30	(2)	30
Other income/(expense)	(191)	(231)	1,282	(361)

Total other income, net	3,707	2,732	9,387	5,277

Income before income tax	36,519	27,388	85,215	60,749
Income tax expense	11,728	386	28,479	12,272

Net income	$24,791	$27,002	$56,736	$48,477

Net income per share:
Basic	$0.46	$0.51	$1.05	$0.93

Diluted	$0.45	$0.50	$1.03	$0.90

Weighted average shares outstanding:
Basic	53,907	52,504	53,859	52,347

Diluted	55,147	54,051	55,093	53,852

See accompanying notes to consolidated financial statements.

GEN-PROBE INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007
Operating activities
Net income	$56,736	$48,477
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,233	16,802
Amortization of premiums on investments, net of accretion of discounts	3,504	2,271
Stock-based compensation charges	9,228	9,187
Stock-based compensation income tax benefits	1,294	841
Excess tax benefit from stock-based compensation	(614)	(5,272)
Gain on sale of stock holdings of Molecular Profiling Institute, Inc.	(1,600)	—
Impairment of intangible assets	3,496	—
(Gain)/loss on disposal of property and equipment	(1)	224
Changes in assets and liabilities:
Accounts receivable	3,290	(10,754)
Inventories	(2,749)	1,338
Prepaid expenses	5,333	(1,807)
Other current assets	(1,322)	(2,051)
Other long term assets	(909)	(821)
Accounts payable	3,992	(288)
Accrued salaries and employee benefits	(1,732)	1,208
Other accrued expenses	(9)	427
Income tax payable	(72)	(13,214)
Deferred revenue	(3,165)	(239)
Deferred income tax	(821)	(302)
Deferred rent	(10)	(58)
Deferred compensation plan liabilities	613	419

Net cash provided by operating activities	91,715	46,388

Investing activities
Proceeds from sales and maturities of short-term investments	205,283	25,885
Purchases of short-term investments	(318,558)	(130,132)
Purchases of property, plant and equipment	(25,717)	(14,223)
Capitalization of intangible assets, including license and manufacturing access fees	(315)	(1,924)
Sale of stock holdings of Molecular Profiling Institute, Inc.	4,100	—
Cash paid for Roche manufacturing access fees	(10,000)	—
Other items, net	114	(263)

Net cash used in investing activities	(145,093)	(120,657)

Financing activities
Repurchase and retirement of restricted stock for payment of taxes	(479)	—
Excess tax benefit from stock-based compensation	614	5,272
Proceeds from issuance of common stock	10,814	20,383

Net cash provided by financing activities	10,949	25,655

Effect of exchange rate changes on cash and cash equivalents	(72)	138

Net decrease in cash and cash equivalents	(42,501)	(48,476)
Cash and cash equivalents at the beginning of period	75,963	87,905

Cash and cash equivalents at the end of period	$33,462	$39,429

See accompanying notes to consolidated financial statements.

Notes to the Consolidated Financial Statements (unaudited)
Note 1 — Summary of significant accounting policies
Basis of presentation
     The accompanying interim consolidated financial statements of Gen-Probe Incorporated (“Gen-Probe” or the “Company”) at June 30, 2008, and for the six month periods ended June 30, 2008 and 2007, are unaudited and have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In management’s opinion, the unaudited consolidated financial statements include all adjustments, consisting only of normal recurring accruals, necessary to state fairly the financial information therein, in accordance with U.S. GAAP. Interim results are not necessarily indicative of the results that may be reported for any other interim period or for the year ending December 31, 2008.
     Certain prior year amounts have been reclassified to conform with the current year presentation. In the fourth quarter of 2007, the Company began reporting the amortization of premiums on investments, net of accretion of discounts, as an adjustment to reconcile net income to net cash provided by operating activities on the consolidated statements of cash flows. These amounts were previously reported as part of the proceeds from sales and maturities of short-term investments under investing activities. This reclassification increased cash provided by operating activities and decreased net cash used in investing activities for the six month period ended June 30, 2007 by $2,271,000.
     These unaudited consolidated financial statements and footnotes thereto should be read in conjunction with the audited consolidated financial statements and footnotes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
Principles of consolidation
     The consolidated financial statements of the Company include the accounts of the Company and its subsidiaries, Gen-Probe Sales & Service, Inc., Gen-Probe International, Inc., Gen-Probe UK Limited (“GP UK Limited”) and Molecular Light Technology Limited (“MLT”) and MLT’s subsidiaries. Prior to the second quarter of 2007, MLT and its subsidiaries were consolidated into the Company’s financial statements one month in arrears. During the second quarter of 2007, as part of MLT’s integration onto the Company’s enterprise resource planning (“ERP”) system, the lag time between reporting periods was eliminated. The effect of this change was immaterial to the Company’s consolidated financial statements. All intercompany transactions and balances have been eliminated in consolidation.
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
     The Company manufactures blood screening products according to demand specifications of its collaboration partner, Novartis. Upon shipment to Novartis, the Company recognizes blood screening product sales at an agreed upon transfer price and records the related cost of products sold. Based on the terms of the Company’s collaboration agreement with Novartis, its ultimate share of the net revenue from sales to the end user is not known until reported to the Company by Novartis. The Company then adjusts blood screening product sales upon receipt of customer revenue reports and a net payment from Novartis of amounts reflecting its ultimate share of net sales by Novartis of these products, less the transfer price revenues previously recognized.
     Product sales also include the sales or rental revenue associated with the delivery of the Company’s proprietary integrated instrument platforms that perform its diagnostic assays. Generally, the Company provides its instrumentation to clinical laboratories and hospitals without requiring them to purchase the equipment or enter into an equipment lease. Instead, the Company recovers the cost of providing the instrumentation in the amounts it charges for its diagnostic assays. The depreciation costs associated with an instrument are charged to cost of product sales on a straight-line basis over the estimated life of the instrument. The costs to maintain these instruments in the field are charged to cost of product sales as incurred.
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
     The Company records as collaborative research revenue shipments of its blood screening products in the United States and other countries in which the products have not received regulatory approval. This is done because price restrictions apply to these products prior to FDA marketing approval in the United States and similar approvals in foreign countries. Upon shipment of FDA-approved and labeled product following commercial approval, the Company classifies sales of these products as product sales in its consolidated financial statements.
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
     The Company recognizes collaborative research revenue over the term of various collaboration agreements, as negotiated monthly contracted amounts are earned or reimbursable costs are incurred related to those agreements. Negotiated monthly contracted amounts are earned in relative proportion to the performance required under the contracts. Non-refundable license fees are recognized over the related performance period or at the time that the Company has satisfied all performance obligations. Milestone payments are recognized as revenue upon the achievement of specified milestones when (i) the Company has earned the milestone payment, (ii) the milestone is substantive in nature and the achievement of the milestone is not reasonably assured at the inception of the agreement, (iii) the fees are non-refundable, and (iv) performance obligations after the milestone achievement will continue to be funded by the collaborator at a level comparable to the level before the milestone achievement. Any amounts received prior to satisfying the Company’s revenue recognition criteria are recorded as deferred revenue on the consolidated balance sheet.

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
     The Company adopted this statement for financial assets and liabilities measured at fair value effective January 1, 2008. There was no material financial statement impact as a result of adoption. In accordance with the guidance of FASB Staff Position No. 157-2, the Company has postponed adoption of the standard for non-financial assets and liabilities that are measured at fair value on a non-recurring basis, until the fiscal year beginning after November 15, 2008. The Company does not anticipate adoption will have a material impact on its consolidated financial position, results of operations or liquidity. See Note 4 for more information.
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
     The Company adopted this statement effective January 1, 2008. During the first six months of 2008, the Company did not elect fair value as an alternative measurement for any financial instruments not previously carried at fair value.
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

     The Company adopted this statement effective January 1, 2008. There was no material financial statement impact as a result of adoption.
Note 2 — Stock-based compensation
     The following table summarizes the stock-based compensation expense that the Company recorded in its consolidated statements of income for the three and six month periods ended June 30, 2008 and 2007 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Cost of product sales	$592	$781	$1,187	$1,780
Research and development	1,266	659	2,701	2,149
Marketing and sales	607	503	1,302	1,051
General and administrative	1,571	2,139	4,038	4,207

Total	$4,036	$4,082	$9,228	$9,187

     The Company used the following weighted average assumptions (annualized percentages) to estimate the fair value of options granted and the shares purchased under the Company’s stock option plans and employee stock purchase plan (“ESPP”) for the three and six month periods ended June 30, 2008 and 2007:

	Stock Option Plans				ESPP
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2008	2007	2008	2007	2008	2007	2008	2007
Risk-free interest rate	2.6%	4.4%	2.7%	4.5%	3.3%	5.1%	3.3%	5.1%
Volatility	34%	34%	34%	35%	34%	29%	34%	29%
Dividend yield	—	—	—	—	—	—	—	—
Expected term (years)	4.2	4.2	4.2	4.2	0.5	0.5	0.5	0.5
Resulting average fair value	$17.37	$17.84	$17.41	$17.76	$14.82	$12.03	$14.82	$12.03
     The Company’s unrecognized stock-based compensation expense, before income tax and adjusted for estimated forfeitures, related to outstanding unvested share-based awards was approximately as follows (in thousands, except number of years):

	Weighted Average	Unrecognized
	Remaining Expense	Expense as of
Awards	Life (Years)	June 30, 2008
Options	1.4	$32,226
ESPP	0.2	85
Restricted stock	1.4	7,019
Deferred issuance restricted stock	1.3	1,642

		$40,972

     At June 30, 2008, the Company had 227,512 shares of unvested restricted stock and deferred issuance restricted stock from awards that had a weighted average grant date fair value of $54.57 per share. The fair value of the 10,242 shares of restricted stock and deferred issuance restricted stock that vested during the first six months of fiscal 2008 was approximately $476,000.
Note 3 — Net income per share
     The Company computes net income per share in accordance with SFAS No. 128, “Earnings Per Share” and SFAS No. 123(R), “Share-Based Payment.” Basic net income per share is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. The Company excludes stock options when the combined exercise price, average unamortized fair values and assumed tax benefits upon exercise are greater than the average market price for the Company’s common stock from the calculation of diluted net income per share because their effect is anti-dilutive.

     The following table sets forth the computation of net income per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income	$24,791	$27,002	$56,736	$48,477

Weighted average shares outstanding — Basic	53,907	52,504	53,859	52,347
Effect of dilutive common stock options outstanding	1,240	1,547	1,234	1,505

Weighted average shares outstanding — Diluted	55,147	54,051	55,093	53,852

Net income per share:
Basic	$0.46	$0.51	$1.05	$0.93

Diluted	$0.45	$0.50	$1.03	$0.90

     Dilutive securities include common stock options subject to vesting. Potentially dilutive securities totaling 1,882,010 and 1,263,370 shares for the three month periods ended June 30, 2008 and 2007, respectively, and 1,907,794 and 1,514,677 shares for the six month periods ended June 30, 2008 and 2007, respectively, were excluded from the calculation of diluted earnings per share because of their anti-dilutive effect.
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
Assets and liabilities measured at fair value on a recurring basis:
Short-term investments
     The short-term investments category on the Company’s consolidated balance sheets includes available-for-sale debt securities. The Company uses quoted market prices to determine the fair value of all investment securities; such items are classified in Level 1 of the fair value hierarchy. Examples include tax advantaged municipal securities.

     The following table presents the financial instruments carried at fair value, by caption on the consolidated balance sheets and by SFAS No. 157 valuation hierarchy (as described above) as of June 30, 2008 (in thousands):

	Quoted prices	Significant
	in active	other	Significant	Total carrying
	markets for	observable	unobservable	value in the
	identical assets	inputs	inputs	consolidated
	(Level 1)	(Level 2)	(Level 3)	balance sheet
Short-term investments	$465,778	$—	$—	$465,778

Total assets at fair value	$465,778	$—	$—	$465,778

Assets and liabilities measured at fair value on a non-recurring basis:
     Certain assets and liabilities are measured at fair value on a non-recurring basis and therefore are not included in the table above. Such instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).
Equity investment in private company
     In 2006, the Company invested in Qualigen, Inc. (“Qualigen”), a private company. The valuation of investments in non-public companies requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity and the long-term nature of such assets. The Company’s equity investments in private companies are valued initially based upon the transaction price under the cost method of accounting. Equity investments in non-public companies are classified in Level 3 of the fair value hierarchy. The Company’s investment in Qualigen, which totaled approximately $7,000,000 as of June 30, 2008, is included in license, manufacturing access fees and other assets, net on the consolidated balance sheets.
Note 5 — Balance sheet information
     The following tables provide details of selected balance sheet items (in thousands):
Inventories

	June 30,	December 31,
	2008	2007
Raw materials and supplies	$7,518	$7,774
Work in process	23,874	23,829
Finished goods	20,062	16,937

	$51,454	$48,540

Property, plant and equipment, net

	June 30,	December 31,
	2008	2007
Land	$18,804	$13,862
Building	80,718	69,946
Machinery and equipment	146,280	139,871
Building improvements	33,526	32,614
Furniture and fixtures	16,550	16,146
Construction in-progress	417	181

Property, plant and equipment, at cost	296,295	272,620
Less accumulated depreciation and amortization	(154,574)	(143,127)

Property, plant and equipment, net	$141,721	$129,493

License, manufacturing access fees and other assets, net

	June 30,	December 31,
	2008	2007
Patents	$17,618	$17,304
Purchased intangible assets	33,636	33,636
License and manufacturing access fees	63,326	53,326
Investment in Molecular Profiling Institute, Inc.	—	2,500
Investment in Qualigen, Inc.	6,993	6,993
Other assets	4,336	3,911

License, manufacturing access fees and other assets, at cost	125,909	117,670
Less accumulated amortization	(65,669)	(59,474)

License, manufacturing access fees and other assets, net	$60,240	$58,196

     In January 2008, Caris Diagnostics completed the acquisition of Molecular Profiling Institute, Inc. Pursuant to this sale transaction, the Company’s equity interest in Molecular Profiling was converted into approximately $4,400,000 of proceeds, of which $4,100,000 was received in January 2008 and the remaining $300,000 was placed into an escrow fund established to satisfy the Company’s pro-rata share of indemnification obligations under the Caris/Molecular Profiling merger agreement. The Company recorded a $1,600,000 gain associated with the initial $4,100,000 received in January 2008, and will record the remaining gain if and when any funds are released to the Company from escrow.
     In May 2008, pursuant to the Company’s supply and purchase agreement with F. Hoffman-La Roche Ltd. and its affiliate Roche Molecular Systems, Inc. (together referred to as “Roche”), upon the first commercial sale of its CE-marked APTIMA human papillomavirus (“HPV”) assay in Europe, the Company paid Roche $10,000,000 in manufacturing access fees. Prior to and including May 2008, the Company’s original payment to Roche of $20,000,000 was being amortized to research and development (“R&D”) expense. Beginning in June 2008, the additional payment of $10,000,000 and any unamortized amounts remaining from the original payment are being amortized to cost of product sales.
     In June 2008, the Company recorded an impairment charge for the net capitalized balance of $3,496,000 under its license agreement with Corixa Corporation. This charge is included in R&D expense on the consolidated statements of income. Under the license agreement, the Company was granted exclusive rights to several licenses and pending patents, including AMACR, to develop, manufacture and sell in-vitro, nucleic acid and antibody based assays for the prostate cancer market. The amount of license fees paid to Corixa was initially capitalized based on the Company’s assessment at that time of the alternative future uses of the assets, including the Company’s initial intent to commercialize the AMACR marker. The Company retains the right to sublicense any of the markers acquired. The Corixa intellectual property was being amortized to R&D expense based upon the estimated life of the underlying patents acquired. In the second quarter of 2008, a series of events indicated that future alternative uses of the capitalized intangible asset were unlikely and that recoverability of the asset through future cash flows was not considered likely enough to support continued capitalization. These second quarter 2008 indicators of impairment included decisions on the Company’s planned commercial approach for oncology diagnostic products, the completion of a detailed review of the intellectual property suite acquired from Corixa, including the Company’s assessment of the proven clinical utility for a majority of the related markers, and the potential for near term sublicense income that could be generated from the intellectual property acquired.
Note 6 — Short-term investments
     The Company’s short-term investments include tax advantaged municipal securities with a minimum Moody’s credit rating of A3 and a minimum Standard & Poor’s credit rating of A-. As of June 30, 2008, the Company did not hold auction rate securities. The Company’s investment policy limits the effective maturity on individual securities to six years and an average portfolio maturity to three years. At June 30, 2008, the Company’s portfolios had an average term of two years and an average credit quality of AA2 as defined by Moody’s. The following is a summary of short-term investments as of June 30, 2008 (in thousands):

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Municipal securities	$465,808	$2,543	$(2,573)	$465,778

     The following table shows the estimated fair values and gross unrealized losses for the Company’s investments in individual securities that have been in a continuous unrealized loss position deemed to be temporary for less than 12 months and for more than 12 months as of June 30, 2008 (in thousands):

	Less than 12 Months		More than 12 Months
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses
Municipal securities	$161,314	$(2,431)	$10,196	$(142)

     The unrealized losses on the Company’s investments in municipal securities were caused by market interest rate increases, which reduce the market value of securities held with lower interest rates. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. The Company does not consider its investments in municipal securities to be other-than-temporarily impaired at June 30, 2008, since the Company has the ability and intent to hold those investments until a recovery of fair value, which may be at maturity. Gross realized gains from the sale of short-term investments were $89,000 and less than $1,000 for the three month periods ended June 30, 2008 and 2007, respectively, and $407,000 and less than $1,000 for the six month periods ended June 30, 2008 and 2007, respectively. Gross realized losses from the sale of short-term investments were $22,000 and $0 for both the three and six month periods ended June 30, 2008 and 2007, respectively.
Note 7 — Income tax
     The Company currently estimates that its annual effective tax rate for 2008 will be approximately 34%. This is an increase from the prior year annual effective tax rate, which was approximately 23%, as the Company’s effective tax rate in 2007 significantly benefited from the settlement of tax audits.
     As of June 30, 2008, the Company had total gross unrecognized tax benefits of $4,626,000. The amount of unrecognized tax benefits (net of the federal benefit for state taxes) that would favorably affect the Company’s effective income tax rate, if recognized, was $3,414,000. During the three month period ended June 30, 2008, settlement of the Company’s 2005 federal audit resulted in a $1,076,000 decrease in the gross unrecognized tax benefits. Material filings subject to future examination are the Company’s California returns filed for the 2005 and 2006 tax years, and the U.S. federal return filed for the 2006 tax year.
Note 8 — Stockholders’ equity
     Changes in stockholders’ equity for the six months ended June 30, 2008 were as follows (in thousands):

Balance at December 31, 2007	$738,040
Net income	56,736
Other comprehensive income, net	(1,441)
Proceeds from the issuance of common stock	9,025
Purchase of common stock by board members	60
Purchase of common stock through ESPP	1,789
Cancellation of restricted stock awards	(283)
Repurchase and retirement of restricted stock for payment of taxes	(479)
Stock-based compensation charges	9,376
Excess tax benefit from stock-based compensation	614

Balance at June 30, 2008	$813,437

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

     Components of comprehensive income, net of income tax, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income	$24,791	$27,002	$56,736	$48,477

Change in net unrealized gain on investments	(2,802)	(641)	(1,525)	(451)
Foreign currency translation adjustment	9	118	84	11

Other comprehensive income, net	(2,793)	(523)	(1,441)	(440)

Comprehensive income	$21,998	$26,479	$55,295	$48,037

Stock options
     A summary of the Company’s stock option activity for all option plans is as follows (in thousands, except price per share data and number of years):

			Weighted
			Average
			Remaining	Aggregate
	Number of	Weighted Average	Contractual	Intrinsic
	Shares	Exercise Price	Life (Years)	Value
Outstanding at December 31, 2007	5,518	$40.86
Granted	155	56.37
Exercised	(238)	37.89
Cancelled	(174)	51.43

Outstanding at June 30, 2008	5,261	41.17	5.6	$50,285

Exercisable at June 30, 2008	1,963	$54.28	5.4	$48,790

     The Company also had an aggregate of 193,344 shares of restricted stock and 60,000 shares of deferred issuance restricted stock awards outstanding as of June 30, 2008 that have not been reflected in the table above.
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
     The following information should be read in conjunction with our June 30, 2008 consolidated financial statements and related notes thereto included elsewhere in this quarterly report and with our consolidated financial statements and notes thereto for the year ended December 31, 2007 and the related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2007. We also urge you to review and consider our disclosures describing various risks that may affect our business, which are set forth under the heading “Risk Factors” in this quarterly report and in our Annual Report on Form 10-K for the year ended December 31, 2007.
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
     We have achieved strong growth since 2002 in both revenues and earnings, primarily due to the success of our clinical diagnostic products for sexually transmitted diseases, or STDs, and blood screening products that are used to detect the presence of human immunodeficiency virus (type 1), or HIV-1, hepatitis C virus, or HCV, hepatitis B virus, or HBV, and West Nile Virus, or WNV. Under our collaboration agreement with Novartis Vaccines and Diagnostics, Inc., or Novartis, formerly known as Chiron Corporation, or Chiron, we manufacture blood screening products, while Novartis is responsible for marketing, sales and service of those products, which Novartis sells under its trademarks.
Recent Events
     Financial Results
     Product sales for the second quarter of 2008 were $113.7 million, compared to $93.9 million in the same period of the prior year, an increase of 21%. Total revenues for the second quarter of 2008 were $119.8 million, compared to $101.3 million in the same period of the prior year, an increase of 18%. Net income for the second quarter of 2008 was $24.8 million ($0.45 per diluted share), compared to $27.0 million ($0.50 per diluted share) in the same period of the prior year, a decrease of 8%. Net income in the second quarter of 2007 benefited from a one-time tax benefit of $8.7 million, or $0.16 per diluted share.
     Product sales for the first six months of 2008 were $215.2 million, compared to $181.0 million in the same period of the prior year, an increase of 19%. Total revenues for the first six months of 2008 were $242.4 million, compared to $202.3 million in the same period of the prior year, an increase of 20%. Net income for the first six months of 2008 was $56.7 million ($1.03 per diluted share), compared to $48.5 million ($0.90 per diluted share) in the same period of the prior year, an increase of 17%. Net income in the first six months of 2007 benefited from a one-time tax benefit of $8.7 million, or $0.16 per diluted share.

     Voluntary Counterbid to Acquire Innogenetics
     In June 2008, following a bid by Solvay Pharmaceuticals, we launched a conditional counterbid to acquire 100% of the outstanding shares, warrants and convertible bonds of Innogenetics NV, a Belgian molecular diagnostics company, for approximately €215 million. On July 9, 2008, Solvay Pharmaceuticals submitted a higher bid to acquire Innogenetics and we formally withdrew our counterbid. Included in our general and administrative expenses for the second quarter of 2008 are approximately $1.5 million of costs associated with our counterbid to acquire Innogenetics.
     Corporate Collaborations
     In June 2008, 3M Corporation, or 3M, discontinued our collaboration to develop rapid, molecular tests for healthcare-associated infections, or HCAIs, due to technical incompatibilities between our nucleic acid testing technologies and 3M’s proprietary microfluidics instrument platform. Under the terms of the discontinued agreement, we were responsible for assay development, which 3M funded. 3M also agreed to pay us milestones based on technical and commercial progress. We earned the first of these milestones, related to assay feasibility, in the fourth quarter of 2007. Based on the termination of the agreement, in June 2008, we recorded $2.7 million in collaborative research revenue that was previously deferred. The agreement requires 3M to pay us costs incurred to wind down the collaboration, which we anticipate we will receive in the second half of 2008.
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
     Product Development
     In May 2008, we launched in Europe our APTIMA HPV assay, a highly specific molecular diagnostic test to detect high-risk strains of HPV, which are associated with cervical cancer. The APTIMA HPV assay has been CE-marked and is currently available for sale in 13 European Union countries.
     In March 2008, we started U.S. clinical trials for our investigational APTIMA HPV assay. The investigational APTIMA HPV assay is an amplified nucleic acid test that detects 14 high-risk HPV types that are associated with cervical cancer. More specifically, the assay detects two messenger RNAs, or mRNAs, that are made in higher amounts when HPV infections progress toward cervical cancer. We believe that targeting these mRNAs may more accurately identify women at higher risk of having, or developing, cervical cancer than competing assays that target HPV DNA. We expect to enroll approximately 7,000 women in the study. Actual enrollment, however, may vary based on the prevalence of cervical disease among women in the trial. The trial enrollment and testing are expected to take approximately two years. The APTIMA HPV assay is designed to run on our fully automated, high-throughput TIGRIS instrument system, and on our current and future medium-throughput instrument platforms.
     In May 2007, the Food and Drug Administration, or FDA, approved our TIGRIS instrument system for use with our triplex assay to screen donated blood, plasma, organs and tissues for HIV-1 and HCV in individual blood donations or in pools of up to 16 blood samples. The system and assay also detect HBV in blood donations that are HBV-positive based on serology tests for HBV surface antigen and core antibodies. The system has not been approved at this time to screen donated blood for HBV, as the initial clinical studies were not designed to, and did not, demonstrate HBV “yield.” Yield is defined as HBV-infected blood donations that were intercepted by the triplex assay, but that were initially negative based on the serology tests. We and Novartis have initiated post-marketing studies to demonstrate HBV yield and gain the associated donor screening claim. We believe we have met our goal of identifying two required yield cases in the studies; and we filed a supplemental Biologic License Application, or BLA, with the FDA in February 2008 to seek a donor screening claim for HBV.

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
     Critical accounting policies and estimates
     Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, the collectibility of accounts receivable, valuation of inventories, long-lived assets, including license and manufacturing access fees, patent costs and capitalized software, income tax and valuation of stock-based compensation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, which form the basis for making judgments about the carrying values of assets and liabilities. Senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of our Board of Directors. Actual results may differ from these estimates.
     We believe there have been no significant changes during the first six months of 2008 to the items that we disclosed as our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2007, except for the items discussed below.
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

     This hierarchy requires us to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. At June 30, 2008, we reported $472.8 million of assets at fair value, of which $7.0 million, or 1.5%, were classified in Level 3 of the fair value hierarchy.
     Determination of fair value
     When available, we generally use quoted market prices to determine fair value. If quoted market prices are not available, fair value is based upon internally developed valuation techniques that use, where possible, current market-based or independently sourced market parameters.
     Following is a description of our valuation methodologies used for instruments measured at fair value. Where appropriate, the description includes details of the valuation models, the key inputs to those models, as well as any significant assumptions.
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
SFAS No. 159
     Effective January 1, 2008, we adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115,” or SFAS No. 159, which expands the use of fair value accounting but does not affect existing standards that require assets or liabilities to be carried at fair value. Under SFAS No. 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred (e.g., debt issue costs). The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS No. 159, changes in fair value are recognized in earnings. During the first six months of 2008, we did not elect fair value as an alternative measurement for any financial instruments not previously carried at fair value.
EITF Issue No. 07-3
     Effective January 1, 2008, we adopted Emerging Issues Task Force Issue No. 07-3, “Accounting for Non-Refundable Payments for Goods or Services Received for Use in Future Research and Development Activities,” or EITF Issue No. 07-3. EITF Issue No. 07-3 requires that non-refundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. There was no material financial statement impact as a result of adoption.

Results of Operations

(Dollars in millions)	Three Months Ended June 30,				Six Months Ended June 30,
	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change
Product Sales	$113.7	$93.9	$19.8	21%	$215.2	$181.0	$34.2	19%

As a percent of total revenues	95%	93%			89%	89%

     Our primary source of revenue comes from product sales, which consist primarily of the sale of clinical diagnostic and blood screening products in the United States. Our clinical diagnostic products include our APTIMA, PACE, AccuProbe and Amplified Mycobacterium Tuberculosis Direct Test product lines. The principal customers for our clinical diagnostics products include large reference laboratories, public health institutions and hospitals. The blood screening assays and instruments we manufacture are marketed worldwide through our collaboration with Novartis under the Procleix and Ultrio trademarks.
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
     Product sales increased 21% in the second quarter of 2008 compared to the same period of the prior year. The $19.8 million increase was primarily attributed to $11.7 million in higher blood screening assay sales and $8.7 million in higher APTIMA assay sales, partially offset by a $1.8 million decrease in PACE product sales as customers continue to convert to the more sensitive amplified APTIMA product line. Included in the increase is $1.9 million of growth attributed to the weaker U.S. dollar.
     Diagnostic product sales, including assay, instrument, and ancillary sales, represented $57.2 million, or 50% of product sales, in the second quarter of 2008, compared to $50.1 million, or 53% of product sales in the second quarter of 2007. This $7.1 million increase was primarily driven by volume gains in our APTIMA product line as the result of PACE conversions, market share gains we attribute to the superior clinical performance of our assay and the availability of our fully automated TIGRIS instrument. Overall APTIMA growth was partially offset by a $1.8 million decrease in our PACE product as customers continue to convert to the more sensitive amplified APTIMA product line. In general, the price of our amplified APTIMA test is twice that of our non-amplified PACE product, thus the conversion from PACE to APTIMA drives an overall increase in product sales even if underlying testing volumes remain the same.
     Blood screening related sales, including assay, instrument, and ancillary sales, represented $56.5 million, or 50% of product sales, in the second quarter of 2008, compared to $43.8 million, or 47% of product sales in the second quarter of 2007. This $12.7 million increase was principally attributed to the March 2007 approval and commercial pricing of our WNV assay for use on the TIGRIS instrument, as well as international expansion of Procleix Ultrio sales by Novartis. Included in the second quarter of 2008 blood screening results was a one-time $2.6 million benefit related to an adjustment to service costs previously deducted by Novartis prior to arriving at our net share of revenue under the collaboration. In addition, we estimate that $1.9 million of the growth in the second quarter of 2008 over the second quarter of 2007 was related to foreign currency gains associated with the weaker U.S. dollar. Novartis is responsible for the billing and collection of revenues under our collaboration and many of the customer contracts and billings are accounted for in local currencies, primarily the Euro. Novartis translates these revenues into U.S. dollars and submits them to us in U.S. dollars, thus creating the favorable impact. Our share of blood screening revenues is based upon sales of assays by Novartis, on blood donation levels and the related price per donation. In the second quarter of 2008, United States blood donation volumes screened using the Procleix blood screening family of assays were relatively consistent with 2007 levels, as was the related pricing.
     Product sales increased 19% in the first six months of 2008 compared to the same period of the prior year. The $34.2 million increase was primarily attributed to $19.2 million in higher blood screening assay sales, $13.7 million in higher APTIMA assay sales and $2.7 million in higher instrumentation sales, partially offset by a $3.4 million decrease in PACE product sales as customers continue to convert to the more sensitive amplified APTIMA product line. Included in the increase is $3.5 million of growth attributed to the weaker U.S. dollar.

     Diagnostic product sales, including assay, instrument, and ancillary sales, represented $109.7 million, or 51% of product sales, in the first six months of 2008, compared to $97.6 million, or 54% of product sales in the first six months of 2007. This $12.1 million increase was primarily driven by volume gains in our APTIMA product line as the result of PACE conversions, market share gains we attribute to the superior clinical performance of our assay and the availability of our fully automated TIGRIS instrument. The remaining growth in diagnostics was primarily the result of an increase in diagnostic instrumentation sales, which increased by $1.6 million from the first six months of 2007. Overall APTIMA growth was partially offset by a $3.4 million decrease in our PACE product as customers continue to convert to the more sensitive amplified APTIMA product line. In the first six months of 2008, APTIMA sales were approximately 86% of our STD product sales versus PACE sales of 14%. In the first six months of 2007, APTIMA represented 80% of STD product sales, and PACE 20%. Average pricing in the first six months of 2008 related to our APTIMA products decreased approximately 5% from the first six months of 2007 primarily related to strong unit growth in our corporate account sector.
     Blood screening related sales, including assay, instrument, and ancillary sales, represented $105.5 million, or 49% of product sales, in the first six months of 2008, compared to $83.4 million, or 46% of product sales in the first six months of 2007. This $22.1 million increase was principally attributed to the March 2007 approval and commercial pricing of our WNV assay for use on the TIGRIS instrument, as well as international expansion of Procleix Ultrio sales by Novartis. In the first six months of 2008, United States blood donation volumes screened using the Procleix blood screening family of assays were relatively consistent with 2007 levels, as was the related pricing. International revenues increased as the Procleix Ultrio product further penetrated international markets. Included in the blood screening results for the first six months of 2008 was a one-time $2.6 million benefit related to an adjustment to service costs previously deducted by Novartis prior to arriving at our net share of revenue under the collaboration. In addition, we estimate that $3.5 million of the growth in the first six months of 2008 over the first six months of 2007 was related to foreign currency gains associated with the weaker U.S. dollar.

(Dollars in millions)	Three Months Ended June 30,				Six Months Ended June 30,
	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change
Collaborative Research Revenue	$4.6	$5.8	$(1.2)	(21)%	$7.1	$8.1	$(1.0)	(12)%

As a percent of total revenues	4%	6%			3%	4%

     We recognize collaborative research revenue over the term of various collaboration agreements, as negotiated monthly contracted amounts are earned or reimbursable costs are incurred related to those agreements. Negotiated monthly contracted amounts are earned in relative proportion to the performance required under the contracts. Non-refundable license fees are recognized over the related performance period or at the time that we have satisfied all performance obligations. Milestone payments are recognized as revenue upon the achievement of specified milestones. In addition, we record as collaborative research revenue shipments of blood screening products in the United States and other countries in which the products have not received regulatory approval. This is done because restrictions apply to these products prior to FDA marketing approval in the United States and similar approvals in foreign countries.
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
     Collaborative research revenue decreased 21% in the second quarter of 2008, compared to the same period of the prior year. The $1.2 million decrease was primarily the result of revenues in 2007 of $2.4 million in blood screening development expenses billed to Novartis related to triplex assay and WNV assay development charges, which were lower in 2008 as these products completed development in March and May 2007, respectively, $1.4 million in lower funding revenues from the United States Army Medical Research and Material Command for PCA3 as that contract expired in the fourth quarter of 2007, and a $0.6 million decrease in funding from 3M related to our food testing program that was discontinued in the fourth quarter of 2007. These decreases were offset by an increase of $3.4 million from 3M for the development of rapid nucleic acid tests to detect certain dangerous healthcare-associated infections. This collaboration with 3M was discontinued in June 2008.
     Collaborative research revenue decreased 12% in the first six months of 2008, compared to the same period of the prior year. The $1.0 million decrease was primarily the result of revenues in 2007 related to $2.4 million in blood screening development expenses billed to Novartis related to triplex assay and WNV assay development charges, which were lower in 2008 as these products completed development in March and May 2007, respectively, $2.0 million in lower funding revenues from the United States Army Medical Research and Material Command for PCA3 as that contract expired in the fourth quarter of 2007, and a $0.8 million decrease in funding from 3M related to our food testing program that was discontinued in the fourth quarter of 2007. These decreases were offset by an increase of $4.2 million from 3M for the development of rapid nucleic acid tests to detect certain dangerous healthcare-associated infections. This collaboration with 3M was discontinued in June 2008.

     Collaborative research revenue tends to fluctuate based on the amount of research services performed, the status of projects under collaboration and the achievement of milestones. Under the terms of our collaboration agreement with Novartis, a milestone payment of $10.0 million is due to us in the future if we obtain full FDA approval of our triplex assay for blood screening use on our TIGRIS instrument. There is no guarantee we will achieve this milestone and receive the associated payment under this agreement.
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

(Dollars in millions)	Three Months Ended June 30,				Six Months Ended June 30,
	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change
Royalty and License Revenue	$1.5	$1.6	$(0.1)	(6)%	$20.1	$13.2	$6.9	52%

As a percent of total revenues	1%	2%			8%	7%

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
     Royalty and license revenue decreased 6% in the second quarter of 2008 compared to the same period of the prior year.
     Our royalty and license revenue in the first six months of each of 2008 and 2007 consisted primarily of settlement payments received from Bayer ($16.4 million in 2008 and $10.3 million in 2007). Bayer has now paid all amounts due to us under our settlement agreement, and thus these payments will not recur in future periods. The increase in royalty and license revenue during the first six months of 2008 compared to the same period of the prior year was also the result of $0.7 million in higher blood plasma royalties from Novartis.
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

(Dollars in millions)	Three Months Ended June 30,				Six Months Ended June 30,
	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change
Cost of Product Sales	$32.5	$30.2	$2.3	8%	$65.1	$59.3	$5.8	10%

Gross profit margin as a percent of product sales	71%	68%			70%	67%

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
     Cost of sales increased 8% in the second quarter of 2008, compared to the same period of the prior year. Of this $2.3 million increase, $2.4 million was attributed to increased shipments of blood screening products, $1.8 million was attributed to increased APTIMA sales, and $1.4 million was attributed to higher instrument sales and instrument related costs, all of which were partially offset by favorable manufacturing variances of $3.3 million, primarily related to increased production volumes.
     Cost of sales increased 10% in the first six months of 2008, compared to the same period of the prior year. Of this $5.8 million increase, $3.6 million was attributed to higher instrument sales and instrument related costs, $4.4 million was attributed to increased shipments of blood screening products and $3.0 million was attributed to increased APTIMA sales, all of which were partially offset by favorable manufacturing variances of $5.2 million, primarily related to increased production volumes.
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
     Our gross profit margin as a percentage of product sales increased to 71% in the second quarter of 2008, and to 70% in the first six months of 2008, from 68% and 67%, respectively, in the comparable periods of 2007. The increase in gross profit margin percentage was principally attributed to increased sales of the blood screening Ultrio and WNV assays by Novartis and increased APTIMA sales, which have higher margins, and changes in production volumes, partially offset by increased instrument sales, which have lower margins, and instrument related costs.
     A portion of our blood screening revenues is from sales of TIGRIS instruments to Novartis, which totaled $6.9 million and $4.3 million during the first six months of 2008 and 2007, respectively. Under our collaboration agreement with Novartis, we sell TIGRIS instruments to them at prices that approximate cost. These instrument sales, therefore, negatively impact our gross margin percentage in the periods when they occur, but are a necessary precursor to increased sales of blood screening assays in the future.
     The blood screening market is transitioning from pooled testing of large numbers of donor samples to smaller pool sizes and, we expect, will ultimately move to individual donor testing. A greater number of tests will be required for smaller pool sizes and individual donor testing than are now required. Under our collaboration agreement with Novartis, we bear the cost of manufacturing blood screening assays. The greater number of tests required for smaller pool sizes and individual donor testing will increase our variable manufacturing costs, including costs of raw materials and labor. If the price per donor or total sales volume does not increase in line with the increase in our total variable manufacturing costs, our gross profit margin percentage from sales of blood screening assays will decrease upon the adoption of smaller pool sizes and individual donor testing. We have already observed this trend with respect to certain sales internationally. We are not able to predict accurately the ultimate extent to which our gross profit margin percentage will be negatively affected as a result of smaller pool sizes and individual donor testing, because we do not know the ultimate selling price that Novartis will charge to the end user.

(Dollars in millions)	Three Months Ended June 30,				Six Months Ended June 30,
	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change
Research and Development	$29.4	$24.9	$4.5	18%	$52.4	$45.2	$7.2	16%

As a percent of total revenues	25%	25%			22%	22%

     We invest significantly in R&D as part of our ongoing efforts to develop new products and technologies. Our R&D expenses include the development of proprietary products and instrument platforms, as well as expenses related to the development of new products and technologies in collaboration with our partners. R&D spending is dependent on the status of projects under development and may vary substantially between quarterly or annual reporting periods. We expect to incur additional costs associated with the manufacture of development lots and clinical trial lots for blood screening products, further development of our TIGRIS instrument, initial development of Panther, our fully automated system for low and mid-volume laboratories, assay integration activities for Panther, as well as for the development and validation of assays for PCA3, HPV and for industrial applications; however, we expect our R&D expenses as a percentage of total revenues to decline in future years.

     R&D expenses increased 18% in the second quarter of 2008, compared to the same period of the prior year. The $4.5 million increase was primarily due to a $3.5 million impairment charge associated with our Corixa license agreement, an increase of $1.8 million in clinical evaluations and outside services associated with our HBV yield studies, for which we filed a supplemental BLA with the FDA in February 2008, HPV trials which began in March 2008, and an increase related to payments we made for rights to access flow-thru chip technology under a license agreement we entered into with Xceed Molecular USA, Inc. These increases were offset by a $0.8 million decrease in development lot activity, primarily related to timing of our HPV diagnostic product, and a decrease of $0.6 million in salaries and personnel-related expenses. Under our license agreement with Corixa, we were granted exclusive rights to several licenses and pending patents, including AMACR, to develop, manufacture and sell in-vitro, nucleic acid and antibody based assays for the prostate cancer market. License fees paid to Corixa were initially capitalized based on our assessment at that time of the alternative future uses of the assets, including our initial intent to commercialize the AMACR marker. We retain the right to sublicense any of the markers acquired. The intellectual property was being amortized to R&D expense based upon the estimated life of the underlying patents acquired. In the second quarter of 2008 a series of events indicated that future alternative uses of the capitalized intangible asset were unlikely and that recoverability of the asset through future cash flows was not considered likely enough to support continued capitalization. These second quarter 2008 indicators of impairment included decisions on our planned commercial approach for oncology diagnostic products, the completion of a detailed review of the intellectual property suite acquired from Corixa, including our assessment of the proven clinical utility for a majority of the related markers, and the potential for near term sublicense income that could be generated from the intellectual property acquired.
     R&D expenses increased 16% in the first six months of 2008, compared to the same period of the prior year. The $7.2 million increase was primarily due to a $3.5 million impairment charge associated with our Corixa license agreement, and an increase of $3.0 million in clinical evaluations and outside services associated with our HBV yield studies, for which we filed a supplemental BLA with the FDA in February 2008, and HPV trials which began in March 2008.

(Dollars in millions)	Three Months Ended June 30,				Six Months Ended June 30,
	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change
Marketing and Sales	$11.4	$9.4	$2.0	21%	$23.4	$18.9	$4.5	24%

As a percent of total revenues	10%	9%			10%	9%

     Our marketing and sales expenses include salaries and other personnel-related expenses, promotional expenses, and outside services. Marketing and sales expenses increased 21% in the second quarter of 2008, compared to the same period of the prior year. The $2.0 million increase was primarily due to a $0.6 million increase in salaries and personnel-related expenses resulting from higher headcount, a $0.5 million increase in spending for marketing studies and promotional activities related to both our HPV and PCA3 products in Europe, a $0.5 million increase in travel expenses as a result of our increased international market development efforts and a $0.3 million increase in professional fees.
     Marketing and sales expenses increased 24% in the first six months of 2008, compared to the same period of the prior year. The $4.5 million increase was primarily due to a $1.8 million increase in salaries and personnel-related expenses resulting from higher headcount, a $0.9 million increase in spending for marketing studies and promotional activities related to both our HPV and PCA3 products in Europe, a $0.7 million increase in travel expenses as a result of our increased international market development efforts and a $0.6 million increase in professional fees.

(Dollars in millions)	Three Months Ended June 30,				Six Months Ended June 30,
	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change
General and Administrative	$13.7	$12.1	$1.6	13%	$25.6	$23.4	$2.2	9%

As a percent of total revenues	11%	12%			11%	12%

     Our general and administrative, or G&A, expenses include expenses for finance, legal, strategic planning and business development, public relations and human resources. G&A expenses increased 13% in the second quarter of 2008, compared to the same period of the prior year. The $1.6 million increase was primarily the result of $1.5 million in costs associated with our counterbid to acquire Innogenetics.

     G&A expenses increased 9% in the first six months of 2008, compared to the same period of the prior year. The $2.2 million increase was primarily the result of $1.9 million in costs associated with our counterbid to acquire Innogenetics, and a $0.7 million increase in salaries and personnel-related expenses, partially offset by a $1.1 million decrease in relocation expenses associated with senior level personnel hired in the prior year.

(Dollars in millions)	Three Months Ended June 30,				Six Months Ended June 30,
	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change
Interest income	$3.9	$2.9	$1.0	34%	$8.1	$5.6	$2.5	45%
Interest expense	—	—	—	N/M	—	—	—	N/M
Other income / (expense)	(0.2)	(0.2)	—	N/M	1.3	(0.3)	1.6	N/M

Total Other Income, net	$3.7	$2.7	$1.0	37%	$9.4	$5.3	$4.1	77%

     The $1.0 million increase in interest income in the second quarter of 2008 from the comparable period of 2007 was primarily a result of higher average balances of our short-term investments.
     The $2.5 million increase in interest income in the first six months of 2008 from the comparable period of 2007 was primarily a result of higher average balances of our short-term investments. The $1.6 million net increase in other income was related to a gain resulting from the sale of our equity interest in Molecular Profiling Institute, Inc.

(Dollars in millions)	Three Months Ended June 30,				Six Months Ended June 30,
	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change
Income Tax Expense	$11.7	$0.4	$11.3	N/M	$28.5	$12.3	$16.2	132%

As a percent of income before tax	32%	1%			33%	20%

     Income tax expense increased in both the second quarter and the first six months of 2008 from the comparable periods of 2007 primarily as a result of tax audits. In the second quarter of 2007, we recognized an $8.7 million tax benefit upon settlement of the U.S. federal audit of our 2003 and 2004 tax returns. During the second quarter of 2008, a U.S. federal audit of our 2005 tax return was completed, which resulted in a $1.1 million tax benefit. We estimate our annual effective tax rate for 2008 will be approximately 34%.
Liquidity and capital resources

	June 30,	December 31,
	2008	2007
	(In thousands)
Cash, cash equivalents and short-term investments	$499,240	$433,494
Working capital	$578,872	$518,408
Current ratio	15:1	14:1
     The primary objectives of our investment policy are liquidity and safety of principal. Consistent with these objectives, investments are made with the goal of achieving the highest rate of return. The policy places emphasis on securities of high credit quality, with restrictions placed on maturities and concentration by security type and issue. Our short-term investments include tax advantaged municipal securities with a minimum Moody’s credit rating of A3 and a minimum Standard & Poor’s credit rating of A-. As of June 30, 2008, we did not hold auction rate securities. Our investment policy limits the effective maturity on individual securities to six years and an average portfolio maturity to three years. At June 30, 2008, our portfolios had an average term of two years and an average credit quality of AA2 as defined by Moody’s.
     Our working capital at June 30, 2008 increased $60.5 million from December 31, 2007, primarily due to the growth in our overall business. Days’ sales outstanding, or DSO, decreased to 30 days at June 30, 2008 from 31 days at December 31, 2007. Days’ sales in inventory decreased to 140 days at June 30, 2008 from 153 days at December 31, 2007 due to lower inventory levels for the period ended June 30, 2008 related to increased sales volume.

	Six Months Ended
	June 30,
	2008	2007	$ Change
	(In thousands)
Cash provided by (used in):
Operating activities	$91,715	$46,388	$45,327
Investing activities	(145,093)	(120,657)	24,436
Financing activities	10,949	25,655	(14,706)
Purchases of property, plant and equipment (included in investing activities above)	$(25,717)	$(14,223)	$11,494
     Our primary source of liquidity has been cash from operations, which includes the collection of accounts and other receivables related to product sales, collaborative research agreements, and royalty and license fees. Our primary short-term cash needs, which are subject to change, include continued R&D spending to support new products, costs related to commercialization of products and purchases of instrument systems, primarily TIGRIS, for placement with our customers. Certain R&D costs may be funded under collaboration agreements with partners.
     The $45.3 million increase in net cash provided by operating activities during the first six months of 2008 compared to the same period of the prior year was primarily due to $8.3 million in higher net income, an $11.4 million decrease in other accounts receivable due to collections from our collaborative partners, a $7.1 million decrease in prepaid expenses related to upfront fees paid in the first six months of 2007 for the purchase of TIGRIS instruments, a $7.7 million decrease in benefits from the completion of income tax audits, a $4.8 million reduction in tax benefits from stock-based compensation, and a $4.3 million increase in accounts payable balances related to increased cost of sales and timing of payments.
     Our investing activities consisted primarily of property, plant and equipment expenditures, and purchases of short-term investments. The $24.4 million increase in net cash used in investing activities during the first six months of 2008 compared to the same period of the prior year was principally attributed to an $11.5 million increase in capital expenditures, a payment of $10.0 million to Roche associated with commercialization of our CE-marked HPV product, and a $9.0 million increase in purchases (net of sales) of short-term investments. These outflows were offset by $4.1 million in proceeds received for our equity interest in Molecular Profiling Institute, Inc. as a result of its acquisition by Caris Diagnostics and a $1.6 million decrease in license and manufacturing access fees paid to Corixa in the first quarter of 2007. The increase in purchases of short-term investments was driven by the reinvestment of excess cash generated by operating activities, as well as proceeds from the exercise of stock options. For 2008, we expect capital spending to increase from 2007 levels due primarily to the purchase of our blood screening facility, which transaction closed in the first quarter of 2008.
     We receive cash from the exercise of employee stock options and proceeds from the sale of common stock pursuant to the employee stock purchase plan, or ESPP. The $14.7 million decrease in net cash provided by financing activities during the first six months of 2008 compared to the same period of the prior year was principally attributed to a $9.6 million decrease in proceeds from the exercise of stock options and the associated $4.7 million decrease in excess tax benefits. We expect fluctuations to occur throughout the year, as the amount and frequency of stock-related transactions are dependent upon the market performance of our common stock, along with other factors.
     We have an unsecured bank line of credit agreement with Wells Fargo Bank, N.A., which expires in July 2009, under which we may borrow up to $10.0 million, subject to a “borrowing base formula,” at the bank’s prime rate, or at LIBOR plus 1.0%. At June 30, 2008, we did not have any amounts outstanding under the bank line and we have not taken advances against the line since inception. The line of credit agreement requires us to comply with various financial and restrictive covenants. As of June 30, 2008, we were in compliance with all covenants.
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

     Contractual obligations and commercial commitments
     Our contractual obligations due for purchase commitments and collaborative agreements as of June 30, 2008 were as follows (in thousands):

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Material purchase commitments (1)	$10,323	$8,073	$2,250	$—	$—
Collaborative commitments (2)	10,755	2,805	7,000	450	500

Total (3)(4)	$21,078	$10,878	$9,250	$450	$500

(1)
Amounts represent our minimum purchase commitments from key vendors for the TIGRIS and Panther instruments, as well as raw materials used in manufacturing. Of the $10.3 million total, $9.4 million is expected to be used to purchase TIGRIS instruments, of which we anticipate that approximately $6.8 million of instruments will be sold to Novartis. Not included in the $10.3 million is $11.6 million expected to be used to purchase prototype, validation, pre-production and production instruments, and associated tooling, pursuant to our development agreement with Stratec for the Panther instrument and potential minimum purchase commitments under our supply agreement. Our obligations under the supply agreement are contingent on successful completion of all activities under the development agreement.

(2)
In addition to the minimum payments due under our collaborative agreements, we may be required to pay up to $12.2 million in milestone payments, plus royalties on net sales of any products using specified technology.

(3)
Does not include amounts relating to our obligations under our collaboration with Novartis, pursuant to which both parties have obligations to each other. We are obligated to manufacture and supply blood screening assays to Novartis, and Novartis is obligated to purchase all of the assay quantities of specified on a 90-day demand forecast, due 90 days prior to the date Novartis intends to take delivery, and certain quantities specified on a rolling 12-month forecast.

(4)
Under the terms of one of our license and supply agreements, we, as licensee, may be required to make future payments of between $0.3 million and $4.0 million based upon, among other things, the performance of certain criteria by the licensor. This obligation may take the form of additional license fees, or participation in a future equity or convertible debt financing at our election and/or that of the licensor. These amounts are not included in the table above.

     Liabilities associated with uncertain tax positions, currently estimated at $4.6 million (including interest), are not included in the table above as we cannot reasonably estimate when, if ever, an amount would be paid to a government agency. Ultimate settlement of these liabilities is dependent on factors outside of our control, such as examinations by each agency and expiration of statutes of limitation for assessment of additional taxes.
     Additionally, we have liabilities for deferred employee compensation which totaled $4.2 million at June 30, 2008. The payments related to the deferred compensation are not included in the table above because they are typically dependent upon when certain key employees retire or otherwise leave the Company. At this time, we cannot reasonably predict when these events may occur. Liabilities for deferred employee compensation are offset by deferred compensation assets, which totaled $4.2 million at June 30, 2008.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio. Our risk associated with fluctuating interest income is limited to our investments in interest rate sensitive financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage this exposure to interest rate changes. We seek to ensure the safety and preservation of our invested principal by limiting default risk, market risk, and reinvestment risk. We mitigate default risk by investing in short-term investment grade securities. A 100 basis point increase or decrease in interest rates would increase or decrease the fair market value of our current investment balance by approximately $10.0 million. While changes in our interest rates may affect the fair market value of our investment portfolio, any gains or losses are not recognized in our statement of income until the investment is sold or if a reduction in fair market value is determined to be a permanent impairment.
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
     We are exposed to foreign exchange risk for expenditures in certain foreign countries, but the total receivables and payables denominated in foreign currencies as of June 30, 2008 were not material. Under our collaboration agreement with Novartis, a growing portion of blood screening product sales is from western European countries. As a result, international blood screening product sales are affected by changes in the foreign currency exchange rates of those countries where Novartis’ business is conducted in Euros or other local currencies. Based on international blood screening product sales during the first six months of 2008, a 10% movement of currency exchange rates would result in a blood screening product sales increase or decrease of approximately $6.3 million annually. We do not enter into foreign currency hedging transactions to mitigate our exposure to foreign currency exchange risks. We believe that our business operations are not exposed to market risk relating to commodity prices.
Item 4. Controls and Procedures
     As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the quarter ended June 30, 2008.
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
     There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
     The following information sets forth facts that could cause our actual results to differ materially from those contained in forward-looking statements we have made in this Quarterly Report and those we may make from time to time. We have marked with an asterisk those risk factors that reflect substantive changes from the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2007. In addition, we have removed a risk factor relating to our TIGRIS instrument.
Our quarterly revenue and operating results may vary significantly in future periods and our stock price may decline.
     Our operating results have fluctuated in the past and are likely to continue to do so in the future. Our revenues are unpredictable and may fluctuate due to changes in demand for our products, the timing of the execution of customer contracts, the timing of milestone payments, or the failure to achieve and receive the same, and the initiation or termination of corporate collaboration agreements. A significant portion of our costs also can vary substantially between quarterly or annual reporting periods. For example, the total amount of research and development costs in a period often depends on the amount of costs we incur in connection with manufacturing developmental lots and clinical trial lots. Moreover, a variety of factors may affect our ability to make accurate forecasts regarding our operating results. For example, our new blood screening products, oncology and industrial products, as well as some of our clinical diagnostic products, have a relatively limited sales history, which limits our ability to project future sales and the sales cycles accurately. In addition, we base our internal projections of blood screening product sales and international sales of various diagnostic products on projections prepared by our distributors of these products and therefore we are dependent upon the accuracy of those projections. We expect continuing fluctuations in our manufacture and shipment of blood screening products to Novartis, which vary each period based on Novartis’ inventory levels and supply chain needs. Because of all of these factors, our operating results in one or more future quarters may fail to meet or exceed financial guidance we may provide from time to time and the expectations of securities analysts or investors, which could cause our stock price to decline. In addition, the trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about our business and that of our competitors. Furthermore, failure to achieve our operational goals may inhibit our targeted growth plans and the successful implementation of our strategic objectives.
We are dependent on Novartis and other third parties for the distribution of some of our products. If any of our distributors terminates its relationship with us or fails to adequately perform, our product sales will suffer.*
     We rely on Novartis to distribute blood screening products we manufacture. Commercial product sales to Novartis accounted for 44% of our total revenues for the first six months of 2008 and 43% of total revenues for 2007. As of June 30, 2008, we believe our collaboration agreement with Novartis will terminate in 2013. The collaboration agreement may be extended by the mutually agreed development of new products under the agreement, in which case the agreement will expire upon the later of the end of the original term or five years after the first commercial sale of the last new product developed during the original term.
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

     Our agreement with Siemens, as assignee of Bayer, for the distribution of certain of our products will terminate in 2010. In November 2002, we initiated an arbitration proceeding against Bayer in connection with our clinical diagnostic collaboration. In August 2006, we entered into a settlement agreement with Bayer regarding this arbitration and the patent litigation between the parties. Under the terms of the settlement agreement, the parties submitted a stipulated final award adopting the arbitrator’s prior interim and supplemental awards, except that Bayer was no longer obligated to reimburse us $2.0 million for legal expenses previously awarded in the arbitrator’s June 5, 2005 Interim Award. The arbitrator determined that the collaboration agreement should be terminated, as we requested, except as to the qualitative HCV assays and as to quantitative Analyte Specific Reagents, or ASRs, for HCV. As Bayer’s assignee, Siemens retains the co-exclusive right to distribute the qualitative HCV tests and the exclusive right to distribute the quantitative HCV ASR. As a result of a termination of the collaboration agreement, we re-acquired the right to develop and market future viral assays that had been previously reserved for Siemens. The arbitrator’s March 3, 2006 supplemental award determined that we are not obligated to pay an initial license fee in connection with the sale of the qualitative HIV-1 and HCV assays and that we will be required to pay running sales royalties, at rates we believe are generally consistent with rates paid by other licensees of the relevant patents.
     We rely upon bioMérieux for distribution of certain of our products in most of Europe and Australia, Rebio Gen, Inc. for distribution of certain of our products in Japan, and various independent distributors for distribution of our products in other regions. Distribution rights revert back to us upon termination of the distribution agreements. Our distribution agreement with Rebio Gen terminates on December 31, 2010, although it may terminate earlier under certain circumstances. Our distribution agreement with bioMérieux terminates on May 2, 2009, although it may terminate earlier under certain circumstances.
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
If we cannot maintain our current corporate collaborations and enter into new corporate collaborations, our product development could be delayed. In particular, any failure by us to maintain our collaboration with Novartis with respect to blood screening would have a material adverse effect on our business.*
     We rely, to a significant extent, on our corporate collaborators for funding development and for marketing of our products. In addition, we expect to rely on our corporate collaborators for the commercialization of those products. If any of our corporate collaborators were to breach or terminate its agreement with us or otherwise fail to conduct its collaborative activities successfully and in a timely manner, the development or commercialization and subsequent marketing of the products contemplated by the collaboration could be delayed or terminated. We cannot control the amount and timing of resources our corporate collaborators devote to our programs or potential products. In November 2007, for example, 3M informed us that it no longer intended to fund our collaboration to develop rapid molecular assays for the food testing industry. We and 3M subsequently terminated this agreement. In June 2008, 3M discontinued our collaboration to develop assays for healthcare-associated infections.
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
     In the market for blood screening products, the primary competitor to our collaboration with Novartis is Roche, which received FDA approval of its PCR-based NAT tests for blood screening in December 2002. Our collaboration with Novartis also competes with blood banks and laboratories that have internally developed assays based on PCR technology, Ortho Clinical Diagnostics, a subsidiary of Johnson & Johnson, that markets an HCV antigen assay, and Abbott and Siemens with respect to immunoassay products. In the future, our collaboration blood screening products also may compete with viral inactivation or reduction technologies and blood substitutes.

     Novartis, with whom we have a collaboration agreement for blood screening products, retains certain rights to grant licenses of the patents related to HCV to third parties in blood screening using NAT. Prior to its merger with Novartis, Chiron granted an HCV license to Roche in the blood screening and clinical diagnostics fields. Chiron also granted an HCV license in the clinical diagnostics field to Bayer Healthcare LLC (now Siemens), together with the right to grant certain additional HCV sublicenses in the field to third parties. Bayer’s rights have now been assigned to Siemens as part of Bayer’s December 2006 sale of its diagnostics business. Chiron also granted an HCV license to Abbott. If Novartis grants additional licenses in blood screening or Siemens grants additional licenses in clinical diagnostics, further competition will be created for sales of HCV assays and these licenses could affect the prices that can be charged for our products.
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

     We currently offer ASRs for use in the detection of PCA3 mRNA and for use in the detection of the parasite Trichomonas vaginalis. We also have developed an ASR for quantitative HCV testing that Siemens provides to Quest Diagnostics. The FDA restricts the sale of these products to clinical laboratories certified under the Clinical Laboratory Improvement Amendments of 1988, or CLIA, to perform high complexity testing and also restricts the types of products that can be sold as ASRs. The FDA has recently published draft guidance for ASRs that define the types of products that can be sold as ASRs. Under the terms of this guidance and the “ASR Manufacturer Letter” issued in June 2008 by the Office of In Vitro Diagnostic Device Evaluation and Safety at the FDA, it may be more challenging for us to market some of our ASR products and we may be required to terminate those ASR product sales, conduct clinical studies and make submissions of our products to the FDA for clearance or approval.
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
     We currently receive revenues from the sale of blood screening assays primarily for use with pooled donor samples. In pooled testing, multiple donor samples are initially screened by a single test. Since Novartis sells blood screening assays under our collaboration to blood collection centers on a per donation basis, our profit margins are greater when a single test can be used to screen multiple donor samples.

     The blood screening market is transitioning from pooled testing of large numbers of donor samples to smaller pool sizes and, we expect, will ultimately move to individual donor testing. A greater number of tests will be required for smaller pool sizes and individual donor testing than are now required. Under our collaboration agreement with Novartis, we bear the cost of manufacturing blood screening assays. The greater number of tests required for smaller pool sizes and individual donor testing will increase our variable manufacturing costs, including costs of raw materials and labor. If the price per donor or total sales volume does not increase in line with the increase in our total variable manufacturing costs, our gross profit margin percentage from sales of blood screening assays will decrease upon the adoption of smaller pool sizes and individual donor testing. We have already observed this trend with respect to certain sales internationally. We are not able to predict accurately the ultimate extent to which our gross profit margin percentage will be negatively affected as a result of smaller pool sizes and individual donor testing, because we do not know the ultimate selling price that Novartis would charge to the end user.
Because we depend on a small number of customers for a significant portion of our total revenues, the loss of any of these customers or any cancellation or delay of a large purchase by any of these customers could significantly reduce our revenues.*
     Historically, a limited number of customers has accounted for a significant portion of our total revenues, and we do not have any long-term commitments with these customers, other than our collaboration agreement with Novartis. Revenues from our blood screening collaboration with Novartis accounted for 46% of our total revenues for the first six months of 2008 and 45% of our total revenues for 2007. Our blood screening collaboration with Novartis is largely dependent on two large customers in the United States, The American Red Cross and America’s Blood Centers, although we did not receive any revenues directly from those entities. Novartis was our only customer that accounted for greater than 10% of our total revenues for the first six months of 2008. Various state and city public health agencies accounted for an aggregate of 8% of our total revenues in the first six months of 2008 and 9% of total revenues for the fiscal year 2007. Although state and city public health agencies are legally independent of each other, we believe they tend to act similarly with respect to their product purchasing decisions. We anticipate that our operating results will continue to depend to a significant extent upon revenues from a small number of customers. The loss of any of our key customers, or a significant reduction in sales volume or pricing to those customers, could significantly reduce our revenues.
Intellectual property rights on which we rely to protect the technologies underlying our products may be inadequate to prevent third parties from using our technologies or developing competing products.
     Our success will depend in part on our ability to obtain patent protection for, or maintain the secrecy of, our proprietary products, processes and other technologies for development of blood screening and clinical diagnostic products and instruments. Although we had more than 460 United States and foreign patents covering our products and technologies as of June 30, 2008, these patents, or any patents that we may own or license in the future, may not afford meaningful protection for our technology and products. The pursuit and assertion of a patent right, particularly in areas like nucleic acid diagnostics and biotechnology, involve complex determinations and, therefore, are characterized by substantial uncertainty. In addition, the laws governing patentability and the scope of patent coverage continue to evolve, particularly in biotechnology. As a result, patents might not issue from certain of our patent applications or from applications licensed to us. Our existing patents will expire by December 8, 2025 and the patents we may obtain in the future also will expire over time.
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
     Recently, we have been involved in a number of patent-related disputes with third parties. In December 2006, Digene Corporation filed a demand for binding arbitration against Roche with the International Centre for Dispute Resolution of the American Arbitration Association in New York. Digene’s demand asserts, among other things, that Roche materially breached a cross-license agreement between Roche and Digene by granting us an improper sublicense and seeks a determination that our supply and purchase agreement with Roche is null and void. On July 13, 2007, the ICDR arbitrators granted our petition to join the arbitration. On August 27, 2007, Digene filed an amended arbitration demand and asserted a claim against us for tortious interference with the cross-license agreement. The arbitration hearing in this matter has been set for October 2008.
     Pursuant to our June 1998 collaboration agreement with Novartis, we hold certain rights in the blood screening and clinical diagnostics fields under patents originally issued to Novartis covering the detection of HIV. We sell a qualitative HIV test in the clinical diagnostics field and we manufacture tests for HIV for use in the blood screening field, which Novartis sells under Novartis’ brands and name. In February 2005, the U.S. Patent and Trademark Office declared two interferences related to U.S. Patent No. 6,531,276 (“Methods For Detecting Human Immunodeficiency Virus Nucleic Acid”), originally issued to Novartis. The first interference was between Novartis and the National Institutes of Health, or NIH, and pertained to U.S. Patent Application No. 06/693,866 (“Cloning and Expression of HTLV-III DNA”). The second interference was between Novartis and Institut Pasteur, and pertained to Institut Pasteur’s U.S. Patent Application No. 07/999,410 (“Cloned DNA Sequences, Hybridizable with Genomic RNA of Lymphadenopathy-Associated Virus (LAV)”). We are informed that the Patent and Trademark Office determined that Institut Pasteur invented the subject matter at issue prior to NIH and Novartis. We are also informed that Novartis and NIH subsequently filed actions in the United States District Court for the District of Columbia challenging the decisions of the Patent and Trademark Office in the patent interference cases. From November 2007 through June 2008, the parties engaged in settlement negotiations and then notified the court that they had signed a memorandum of understanding prior to the negotiation of final, definitive settlement documents. On May 16, 2008, the Company signed a license agreement with Institut Pasteur concerning Institut Pasteur’s intellectual property for the molecular detection of HIV, covering products manufactured and sold through, and under, our brands or name. On June 27, 2008, the parties to the pending litigation in the United States District Court for the District of Columbia informed the court that they were unable to reach a final, definitive agreement and intended to proceed with litigation. There can be no assurances as to the ultimate outcome of the interference litigation and no assurances as to how the outcome of the interference litigation may affect the patent rights licensed from Institut Pasteur, or Novartis’ right to sell the HIV blood screening tests.
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
We are exposed to risks associated with acquisitions and other long-lived and intangible assets that may become impaired and result in an impairment charge.*
     As of June 30, 2008, we had approximately $235.2 million of long-lived assets, including $14.7 million of capitalized software, net of accumulated amortization, relating to our TIGRIS instrument, goodwill of $18.6 million, a $7.0 million investment in Qualigen, Inc., and $53.2 million of capitalized license and manufacturing access fees, patents, purchased intangibles and other long term assets. Additionally, we had $76.0 million of land and buildings, $16.5 million of building improvements, $0.4 million of construction in-progress and $48.8 million of equipment and furniture and fixtures. The substantial majority of our long-lived assets are located in the United States. The carrying amounts of long-lived and intangible assets are affected whenever events or changes in circumstances indicate that the carrying amount of any asset may not be recoverable.
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
     In June 2008, we recorded an impairment charge for the net capitalized balance of $3.5 million under our license agreement with Corixa Corporation. In the second quarter of 2008, a series of events indicated that future alternative uses of the capitalized intangible asset were unlikely and that recoverability of the asset through future cash flows was not considered likely enough to support continued capitalization. These second quarter 2008 indicators of impairment included decisions on our planned commercial approach for oncology diagnostic products, the completion of a detailed review of the intellectual property suite acquired from Corixa, including our assessment of the proven clinical utility for a majority of the related markers, and the potential for near term sublicense income that could be generated from the intellectual property acquired.
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
     In recent years, we have incurred significant costs in connection with the development of blood screening and clinical diagnostic products and our TIGRIS instrument. We expect our expense levels to remain high in connection with our research and development as we seek to continue to expand our product offerings and continue to develop products and technologies in collaboration with our partners. As a result, we will need to continue to generate significant revenues to maintain profitability. Although we expect our research and development expenses as a percentage of revenue to decrease in future periods, we may not be able to generate sufficient revenues to maintain profitability in the future. Our failure to maintain profitability in the future could cause the market price of our common stock to decline.

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

Our sales to international markets are subject to additional risks.*
     Sales of our products outside the United States accounted for 23% of our total revenues for the first six months of 2008 and 20% of our total revenues for 2007. Sales by Novartis of collaboration blood screening products outside of the United States accounted for 80% of our international revenues in the first six months of 2008 and 77% in fiscal year 2007. Novartis has responsibility for the international distribution of collaboration blood screening products.
     We encounter risks inherent in international operations. We expect a significant portion of our sales growth, especially with respect to blood screening products, to come from expansion in international markets. If the value of the United States dollar increases relative to foreign currencies, our products could become less competitive in international markets. Our international sales also may be limited or disrupted by:
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
We may acquire other businesses or form collaborations, strategic alliances and joint ventures that could decrease our profitability, result in dilution to stockholders or cause us to incur debt or significant expense.*
     As part of our business strategy, we intend to pursue acquisitions of complementary businesses and enter into technology licensing arrangements. We also intend to pursue strategic alliances that leverage our core technology and industry experience to expand our product offerings and geographic presence. We have limited experience with respect to acquiring other companies. Any future acquisitions by us could result in large and immediate write-offs or the incurrence of debt and contingent liabilities, any of which could harm our operating results. Integration of an acquired company also may require management resources that otherwise would be available for ongoing development of our existing business. We may not identify or complete these transactions in a timely manner, on a cost-effective basis, or at all. For example, we recently withdrew our counterbid to acquire Innogenetics NV as a result of a higher offer made by Solvay Pharmaceuticals. Prior to withdrawing our bid, our management devoted substantial time and attention to the proposed transaction. Further, we nonetheless remain liable for transaction costs, including legal, accounting and other fees.

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
     We manufacture substantially all of our products in our two manufacturing facilities located in San Diego, California. These facilities and the manufacturing equipment we use would be costly to replace and could require substantial lead time to repair or replace. Our facilities may be harmed by natural or man-made disasters, including, without limitation, earthquakes and fires, and in the event they are affected by a disaster, we would be forced to rely on third-party manufacturers. The wildfires in San Diego in October 2007 required that we temporarily shut down our facility for the manufacture of blood screening products. In the event of a disaster, we may lose customers and we may be unable to regain those customers thereafter. Although we possess insurance for damage to our property and the disruption of our business from casualties, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.
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
     Portions of our information technology infrastructure may experience interruptions, delays or cessations of service or produce errors in connection with ongoing systems implementation work. In particular, we implemented a new enterprise resource planning software system to replace our various legacy systems. To more fully realize the potential of this system, we are continually reassessing and upgrading processes and this may be more expensive, time consuming and resource intensive than planned. Any disruptions that may occur in the operation of this system or any future systems could increase our expenses and adversely affect our ability to report in an accurate and timely manner the results of our consolidated operations, our financial position and cash flow and to otherwise operate our business, which could adversely affect our financial results, stock price and reputation.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Total Number
of Shares
				Purchased	Approximate
				as Part of	Dollar Value of
				Publicly	Shares that May
	Total Number		Average	Announced	Yet Be Purchased
	of Shares		Price Paid	Plans or	Under the Plans or
	Purchased		Per Share	Programs	Programs
April 1-30, 2008	78		$53.20	—	$—
May 1-31, 2008	—		—	—	—
June 1-30, 2008	7,618		56.94	—	—

Total	7,696	(1)	$56.90	—	$—

(1)
During the second quarter of 2008, we repurchased and retired 7,696 shares of our common stock, at an average per share price of $56.90, withheld by us to satisfy employee tax obligations upon vesting of restricted stock granted under our 2003 Incentive Award Plan. We may make similar repurchases in the future to satisfy employee tax obligations upon vesting of restricted stock and deferred issuance restricted stock. As of June 30, 2008, we had an aggregate of 193,344 shares of restricted stock and 60,000 shares of deferred issuance restricted stock awards outstanding.

Item 4. Submission of Matters to a Vote of Security Holders.
     On May 15, 2008, our Annual Meeting of Stockholders was held in San Diego, California for the following purposes:
(1)	To elect three (3) directors to hold office until the 2011 Annual Meeting of Stockholders.
For Raymond V. Dittamore, the voting results were as follows:
For: 47,228,042
Against: 353,139
Abstain: 201,532
For Abraham D. Sofaer, the voting results were as follows:
For: 47,224,370
Against: 350,889
Abstain: 207,453
For Phillip M. Schneider, the voting results were as follows:
For: 47,424,641
Against: 150,618
Abstain: 207,453
(2)
To ratify the selection by the Audit Committee of our Board of Directors of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2008. The voting results were as follows:

For: 47,380,535
Against: 378,333
Abstain: 23,844

Item 6. Exhibits

Exhibit
Number	Description
3.1(1)	Form of Amended and Restated Certificate of Incorporation of Gen-Probe Incorporated.

3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Gen-Probe Incorporated.

3.3(3)	Amended and Restated Bylaws of Gen-Probe Incorporated.

3.4(4)	Certificate of Elimination of Series A Junior Participating Preferred Stock of Gen-Probe Incorporated.

4.1(1)	Specimen common stock certificate.

31.1†	Certification dated August 1, 2008, of Principal Executive Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification dated August 1, 2008, of Principal Financial Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification dated August 1, 2008, of Principal Executive Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification dated August 1, 2008, of Principal Financial Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith.

(1)	Incorporated by reference to Gen-Probe’s Amendment No. 2 to Registration Statement on Form 10 filed with the SEC on August 14, 2002.

(2)	Incorporated by reference to Gen-Probe’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2004.

(3)	Incorporated by reference to Gen-Probe’s Report on Form 8-K filed with the SEC on February 14, 2007.

(4)	Incorporated by reference to Gen-Probe’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on February 23, 2007.

SIGNATURES
     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEN-PROBE INCORPORATED
DATE: August 1, 2008	By:	/s/ Henry L. Nordhoff
Henry L. Nordhoff
Chairman and Chief Executive Officer (Principal Executive Officer)

DATE: August 1, 2008	By:	/s/ Herm Rosenman
Herm Rosenman
Senior Vice President — Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)