Form 10-Q
period 2008-09-30
GEN PROBE INC
filed 2008-10-31
CIK 820237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2008
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number 001-31279
GEN-PROBE INCORPORATED
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0044608 (I.R.S. Employer Identification Number)

10210 Genetic Center Drive San Diego, CA (Address of Principal Executive Offices)	92121 (Zip Code)
(858) 410-8000
(Registrant’s Telephone Number, Including Area Code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
      As of October 30, 2008, there were 54,375,288 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

GEN-PROBE INCORPORATED

FORM 10-Q

Page
PART I
Item 1. Consolidated Financial Statements	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3. Quantitative and Qualitative Disclosures about Market Risk	28
Item 4. Controls and Procedures	28
PART II
Item 1. Legal Proceedings	29
Item 1A. Risk Factors	29
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	44
Item 6. Exhibits	45
SIGNATURES	46
EXHIBIT 10.107
EXHIBIT 10.108
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

GEN-PROBE INCORPORATED
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$74,366	$75,963
Short-term investments	481,127	357,531
Trade accounts receivable, net of allowance for doubtful accounts of $700 and $719 at September 30, 2008 and December 31, 2007, respectively	28,632	32,678
Accounts receivable — other	3,684	11,044
Inventories	53,241	48,540
Deferred income tax — short term	9,985	8,825
Prepaid income tax	2,358	2,390
Prepaid expenses	10,409	17,505
Other current assets	7,068	4,402

Total current assets	670,870	558,878
Property, plant and equipment, net	139,554	129,493
Capitalized software, net	14,037	15,923
Goodwill	18,621	18,621
Deferred income tax — long term	7,744	7,942
License, manufacturing access fees and other assets, net	58,368	58,196

Total assets	$909,194	$789,053

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,163	$11,777
Accrued salaries and employee benefits	25,908	20,997
Other accrued expenses	4,081	4,014
Income tax payable	3,909	846
Deferred revenue — short term	1,544	2,836

Total current liabilities	54,605	40,470
Non-current income tax payable	4,216	3,958
Deferred income tax — long term	69	75
Deferred revenue — long term	2,500	4,607
Deferred rent	—	10
Deferred compensation plan liabilities	2,330	1,893
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 20,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value per share; 200,000,000 shares authorized, 54,374,929 and 53,916,298 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	5	5
Additional paid-in capital	439,402	415,229
Accumulated other comprehensive (loss)/income	(949)	1,604
Retained earnings	407,016	321,202

Total stockholders’ equity	845,474	738,040

Total liabilities and stockholders’ equity	$909,194	$789,053

See accompanying notes to consolidated financial statements.

GEN-PROBE INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues:
Product sales	$108,253	$97,402	$323,461	$278,451
Collaborative research revenue	11,343	3,118	18,453	11,239
Royalty and license revenue	1,581	1,213	21,640	14,375

Total revenues	121,177	101,733	363,554	304,065
Operating expenses:
Cost of product sales	30,681	31,810	95,827	91,148
Research and development	24,507	27,582	76,941	72,813
Marketing and sales	10,709	9,651	34,070	28,580
General and administrative	12,908	11,380	38,516	34,742

Total operating expenses	78,805	80,423	245,354	227,283

Income from operations	42,372	21,310	118,200	76,782
Interest income	4,167	3,327	12,274	8,935
Interest expense	(1)	—	(3)	30
Other income/(expense)	(1,929)	6	(647)	(355)

Total other income, net	2,237	3,333	11,624	8,610

Income before income tax	44,609	24,643	129,824	85,392
Income tax expense	15,531	7,392	44,010	19,664

Net income	$29,078	$17,251	$85,814	$65,728

Net income per share:
Basic	$0.54	$0.32	$1.59	$1.25

Diluted	$0.53	$0.31	$1.56	$1.21

Weighted average shares outstanding:
Basic	54,084	53,221	53,882	52,661

Diluted	55,322	54,857	55,117	54,210

See accompanying notes to consolidated financial statements.

GEN-PROBE INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
Operating activities
Net income	$85,814	$65,728
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,217	25,518
Amortization of premiums on investments, net of accretion of discounts	5,118	3,379
Stock-based compensation charges	15,012	14,487
Stock-based compensation income tax benefits	3,025	2,031
Excess tax benefit from stock-based compensation	(2,510)	(13,055)
Gain on sale of stock holdings of Molecular Profiling Institute, Inc.	(1,600)	—
Impairment charges	5,086	—
Loss on disposal of property and equipment	38	202
Changes in assets and liabilities:
Accounts receivable	11,403	(15,861)
Inventories	(4,270)	2,660
Prepaid expenses	7,060	(6,538)
Other current assets	(2,255)	(2,756)
Other long term assets	(510)	(930)
Accounts payable	7,381	1,116
Accrued salaries and employee benefits	4,922	6,328
Other accrued expenses	96	5,343
Income tax payable	2,926	(14,544)
Deferred revenue	(3,399)	202
Deferred income tax	(961)	794
Deferred rent	(10)	(88)
Deferred compensation plan liabilities	436	544

Net cash provided by operating activities	159,019	74,560

Investing activities
Proceeds from sales and maturities of short-term investments	94,103	54,012
Purchases of short-term investments	(225,290)	(182,449)
Purchases of property, plant and equipment	(30,530)	(17,674)
Capitalization of intangible assets, including license and manufacturing access fees	(1,868)	(2,127)
Sale of stock holdings of Molecular Profiling Institute, Inc.	4,100	—
Cash paid for Roche manufacturing access fees	(10,000)	—
Other items, net	10	(334)

Net cash used in investing activities	(169,475)	(148,572)

Financing activities
Repurchase and retirement of restricted stock for payment of taxes	(1,309)	(1,020)
Repurchase and retirement of common stock	(9,992)	—
Excess tax benefit from stock-based compensation	2,510	13,055
Proceeds from issuance of common stock	17,848	40,677

Net cash provided by financing activities	9,057	52,712

Effect of exchange rate changes on cash and cash equivalents	(198)	283

Net decrease in cash and cash equivalents	(1,597)	(21,017)
Cash and cash equivalents at the beginning of period	75,963	87,905

Cash and cash equivalents at the end of period	$74,366	$66,888

See accompanying notes to consolidated financial statements.

Notes to the Consolidated Financial Statements (unaudited)
Note 1 — Summary of significant accounting policies
Basis of presentation
     The accompanying interim consolidated financial statements of Gen-Probe Incorporated (“Gen-Probe” or the “Company”) at September 30, 2008, and for the nine month periods ended September 30, 2008 and 2007, are unaudited and have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In management’s opinion, the unaudited consolidated financial statements include all adjustments, consisting only of normal recurring accruals, necessary to state fairly the financial information therein, in accordance with U.S. GAAP. Interim results are not necessarily indicative of the results that may be reported for any other interim period or for the year ending December 31, 2008.
     Certain prior year amounts have been reclassified to conform with the current year presentation. In the fourth quarter of 2007, the Company began reporting the amortization of premiums on investments, net of accretion of discounts, as an adjustment to reconcile net income to net cash provided by operating activities on the consolidated statements of cash flows. These amounts were previously reported as part of the proceeds from sales and maturities of short-term investments under investing activities. This reclassification increased cash provided by operating activities and decreased net cash used in investing activities for the nine month period ended September 30, 2007 by $3,379,000.
     These unaudited consolidated financial statements and footnotes thereto should be read in conjunction with the audited consolidated financial statements and footnotes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
Principles of consolidation
     The consolidated financial statements of the Company include the accounts of the Company and its subsidiaries, Gen-Probe Sales & Service, Inc., Gen-Probe International, Inc., Gen-Probe UK Limited (“GP UK Limited”), Gen-Probe Italia SRL, and Molecular Light Technology Limited (“MLT”) and MLT’s subsidiaries. Prior to the second quarter of 2007, MLT and its subsidiaries were consolidated into the Company’s financial statements one month in arrears. During the second quarter of 2007, as part of MLT’s integration onto the Company’s enterprise resource planning (“ERP”) system, the lag time between reporting periods was eliminated. The effect of this change was immaterial to the Company’s consolidated financial statements. All intercompany transactions and balances have been eliminated in consolidation.
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
Foreign currencies
     The functional currency for the Company’s wholly owned subsidiaries GP UK Limited and MLT and its subsidiaries is the British pound. The functional currency of Gen-Probe Italia SRL is the Euro. Accordingly, balance sheet accounts of these subsidiaries are translated into United States dollars using the exchange rate in effect at the balance sheet date, and revenues and expenses are translated using the average exchange rates in effect during the period. The gains and losses from foreign currency translation of the financial statements of these subsidiaries are recorded directly as a separate component of stockholders’ equity under the caption “Accumulated other comprehensive (loss)/income.”

Revenue recognition
     The Company records shipments of its clinical diagnostic products as product sales when the product is shipped and title and risk of loss has passed and when collection of the resulting receivable is reasonably assured.
     The Company manufactures blood screening products according to demand specifications of its collaboration partner, Novartis. Upon shipment to Novartis, the Company recognizes blood screening product sales at an agreed upon transfer price and records the related cost of products sold. Based on the terms of the Company’s collaboration agreement with Novartis, the Company’s ultimate share of the net revenue from sales to the end user is not known until reported to the Company by Novartis. The Company then adjusts blood screening product sales upon receipt of customer revenue reports and a net payment from Novartis of amounts reflecting its ultimate share of net sales by Novartis of these products, less the transfer price revenues previously recognized.
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
     The Company records as collaborative research revenue shipments of its blood screening products in the United States and other countries in which the products have not received regulatory approval. This is done because price restrictions apply to these products prior to FDA marketing approval in the United States and similar approvals in foreign countries. Upon shipment of FDA-approved and labeled products following commercial approval, the Company classifies sales of these products as product sales in its consolidated financial statements.
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
Adoption of recent accounting pronouncements
SFAS No. 157
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ request for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair valued measurements on earnings. SFAS No. 157 applies whenever standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFA No. 157 is effective for financial assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2007.
     The Company adopted this statement for financial assets and liabilities measured at fair value effective January 1, 2008. There was no material financial statement impact as a result of adoption. In accordance with the guidance of FASB Staff Position (“FSP”) No. 157-2, “Effective Date of FASB Statement No. 157,” the Company has postponed adoption of the standard for non-financial assets and liabilities that are measured at fair value on a non-recurring basis, until the fiscal year beginning after November 15, 2008. The Company does not anticipate adoption will have a material impact on its consolidated financial position, results of operations or liquidity.
     In October 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP No. 157-3”). FSP No. 157-3 clarifies the application of SFAS No. 157 in a market that is not active, and is effective as of the issue date, including application to prior periods for which financial statements have not been issued. The Company adopted this statement effective October 10, 2008. There was no material financial statement impact as a result of adoption. See Note 4 for more information.
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
     The Company adopted this statement effective January 1, 2008. During the first nine months of 2008, the Company did not elect fair value as an alternative measurement for any financial instruments not previously carried at fair value.
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
Note 2 — Stock-based compensation
     The following table summarizes the stock-based compensation expense that the Company recorded in its consolidated statements of income for the three and nine month periods ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Cost of product sales	$591	$715	$1,778	$2,495
Research and development	1,744	1,470	4,445	3,619
Marketing and sales	767	661	2,069	1,712
General and administrative	2,682	2,454	6,720	6,661

Total	$5,784	$5,300	$15,012	$14,487

     The Company used the following weighted average assumptions (annualized percentages) to estimate the fair value of options granted and the shares purchased under the Company’s stock option plans and employee stock purchase plan (“ESPP”) for the three and nine month periods ended September 30, 2008 and 2007:

	Stock Option Plans				ESPP
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2008	2007	2008	2007	2008	2007	2008	2007
Risk-free interest rate	3.1%	4.7%	3.0%	4.7%	3.3%	5.0%	3.3%	5.0%
Volatility	33%	37%	33%	36%	34%	29%	34%	29%
Dividend yield	—	—	—	—	—	—	—	—
Expected term (years)	4.2	4.2	4.2	4.2	0.5	0.5	0.5	0.5
Resulting average fair value	$18.90	$22.42	$18.64	$21.13	$12.07	$13.82	$13.22	$12.89
     The Company’s unrecognized stock-based compensation expense, before income tax and adjusted for estimated forfeitures, related to outstanding unvested share-based awards was approximately as follows (in thousands, except number of years):

	Weighted Average	Unrecognized
	Remaining Expense	Expense as of
Awards	Life (Years)	September 30, 2008
Options	1.5	$41,481
ESPP	0.2	90
Restricted stock	2.1	14,206
Deferred issuance restricted stock	1.7	2,614

		$58,391

     At September 30, 2008, the Company had 271,073 shares of unvested restricted stock and 80,000 shares of deferred issuance restricted stock from awards that had a weighted average grant date fair value of $56.09 per share. The fair value of the 60,845 shares of restricted stock and deferred issuance restricted stock that vested during the first nine months of fiscal 2008 was approximately $3,298,000.
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

     The following table sets forth the computation of net income per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income	$29,078	$17,251	$85,814	$65,728

Weighted average shares outstanding — Basic	54,084	53,221	53,882	52,661
Effect of dilutive securities outstanding	1,238	1,636	1,235	1,549

Weighted average shares outstanding — Diluted	55,322	54,857	55,117	54,210

Net income per share:
Basic	$0.54	$0.32	$1.59	$1.25

Diluted	$0.53	$0.31	$1.56	$1.21

     Dilutive securities include stock options and restricted stock subject to vesting. Potentially dilutive securities totaling 2,127,132 and 1,493,973 shares for the three month periods ended September 30, 2008 and 2007, respectively, and 1,980,907 and 1,507,776 shares for the nine month periods ended September 30, 2008 and 2007, respectively, were excluded from the calculation of diluted earnings per share because of their anti-dilutive effect.
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
Assets and liabilities measured at fair value on a recurring basis:
     The Company’s available-for-sale securities are comprised of tax advantaged municipal securities and money market funds. When available, the Company generally uses quoted market prices to determine fair value, and classifies such items in Level 1. If quoted market prices are not available, prices are determined using prices for recently traded financial instruments with similar underlying terms as well as directly or indirectly observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals. The Company classifies such items in Level 2. For the quarter ended September 30, 2008, based on current market conditions and evolving interpretation of SFAS No. 157, the Company determined that municipal securities previously classified as Level 1, should be classified as Level 2. Because Level 1 inputs are those that have identical securities traded on an active market, and these individual securities have varying maturities and are more comparable to similar securities traded on a market that is not active, the Company determined that a Level 2 classification is more appropriate. The change in classification in no way indicates a decrease in the underlying value of the assets. In addition, money market funds were added to the table with Level 1 or Level 2 classification based on the availability of quoted market prices.

     The following table presents the financial instruments carried at fair value, by caption on the consolidated balance sheets and by SFAS No. 157 valuation hierarchy (as described above) as of September 30, 2008 (in thousands):

	Quoted prices	Significant
	in active	other	Significant	Total carrying
	markets for	observable	unobservable	value in the
	identical assets	inputs	inputs	consolidated
	(Level 1)	(Level 2)	(Level 3)	balance sheet
Money market funds	$6,903	$14,705	$—	$21,608
Short-term investments	—	481,127	—	481,127

Total assets at fair value	$6,903	$495,832	$—	$502,735

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
Equity investment in private company
     In 2006, the Company invested in Qualigen, Inc. (“Qualigen”), a private company. The valuation of investments in non-public companies requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity and the long-term nature of such assets. The Company’s equity investments in private companies are valued initially based upon the transaction price under the cost method of accounting. Equity investments in non-public companies are classified in Level 3 of the fair value hierarchy. The Company’s investment in Qualigen, which totaled approximately $5,403,000 as of September 30, 2008, is included in license, manufacturing access fees and other assets, net on the consolidated balance sheets.
     The Company records impairment charges when an investment has experienced a decline that is other-than-temporary. The determination that a decline is other-than-temporary is, in part, subjective and influenced by many factors. Future adverse changes in market conditions or poor operating results of investees could result in losses or an inability to recover the carrying value of the investments, thereby possibly requiring impairment charges in the future. When assessing investments in private companies for an other-than-temporary decline in value, the Company considers such factors as, among other things, the share price from the investee’s latest financing round, the performance of the investee in relation to its own operating targets and its business plan, the investee’s revenue and cost trends, the investee’s liquidity and cash position, including its cash burn rate, and market acceptance of the investee’s products and services. From time to time, the Company may consider third party evaluations or valuation reports. The Company also considers new products and/or services that the investee may have forthcoming, any significant news specific to the investee, the investee’s competitors and/or industry and the outlook of the overall industry in which the investee operates. In the event the Company’s judgments change as to other-than temporary declines in value, the Company may record an impairment loss, which could have an adverse impact on its results of operations. During the quarter ended September 30, 2008, the Company recorded $1,590,000 in other-than-temporary losses on its investment in Qualigen. This amount is included in other income/(expense) on the consolidated statements of income.

Note 5 — Balance sheet information
     The following tables provide details of selected balance sheet items (in thousands):
Inventories

	September 30,	December 31,
	2008	2007
Raw materials and supplies	$6,023	$7,774
Work in process	26,203	23,829
Finished goods	21,015	16,937

	$53,241	$48,540

Property, plant and equipment, net

	September 30,	December 31,
	2008	2007
Land	$18,804	$13,862
Building	80,426	69,946
Machinery and equipment	150,203	139,871
Building improvements	34,288	32,614
Furniture and fixtures	16,205	16,146
Construction in-progress	11	181

Property, plant and equipment, at cost	299,937	272,620
Less accumulated depreciation and amortization	(160,383)	(143,127)

Property, plant and equipment, net	$139,554	$129,493

License, manufacturing access fees and other assets, net

	September 30,	December 31,
	2008	2007
Patents	$13,860	$17,304
Purchased intangible assets	33,636	33,636
License and manufacturing access fees	64,507	53,326
Investment in Molecular Profiling Institute, Inc.	—	2,500
Investment in Qualigen, Inc.	5,403	6,993
Other assets	4,010	3,911

License, manufacturing access fees and other assets, at cost	121,416	117,670
Less accumulated amortization	(63,048)	(59,474)

License, manufacturing access fees and other assets, net	$58,368	$58,196

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
     In September 2008, the Company recorded $1,590,000 in other-than-temporary losses on its investment in Qualigen. This amount is included in other income/(expense) on the consolidated statements of income. See Note 4 for more information.
Note 6 — Short-term investments
     The Company’s short-term investments include tax advantaged municipal securities with a minimum Moody’s credit rating of A3 and a minimum Standard & Poor’s credit rating of A-. As of September 30, 2008, the Company did not hold auction rate securities. The Company’s investment policy limits the effective maturity on individual securities to six years and an average portfolio maturity to three years. At September 30, 2008, the Company’s portfolios had an average term of two years and an average credit quality of AA2 as defined by Moody’s.
     The following is a summary of short-term investments as of September 30, 2008 (in thousands):

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Municipal securities	$482,618	$2,009	$(3,500)	$481,127

     The following table shows the estimated fair values and gross unrealized losses for the Company’s investments in individual securities that have been in a continuous unrealized loss position deemed to be temporary for less than 12 months and for more than 12 months as of September 30, 2008 (in thousands):

	Less than 12 Months		More than 12 Months
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses
Municipal securities	$268,674	$(3,278)	$11,156	$(222)

     The net unrealized losses on the Company’s investments in municipal securities were primarily caused by market forces resulting from a recent and significant sell off of securities by large holders, such as insurance companies and financial institutions, as they were forced to increase their cash reserve positions. Yields for high-quality short-term municipal paper have risen, which have negatively impacted the Company’s portfolios, which have an average term of two years. The Company’s current valuation is related to this liquidity impact and is not based on the credit worthiness of the securities held by the Company. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. The Company does not consider its investments in municipal securities to be other-than-temporarily impaired at September 30, 2008, since the Company has the ability and intent to hold those investments until a recovery of fair value, which may be at maturity. Gross realized gains from the sale of short-term investments were $34,000 and less than $1,000 for the three month periods ended September 30, 2008 and 2007, respectively, and $440,000 and less than $1,000 for the nine month periods ended September 30, 2008 and 2007, respectively. Gross realized losses from the sale of short-term investments were $31,000 and $53,000 for the three and nine month periods ended September 30, 2008, respectively, and $13,000 for both the three and nine month periods ended September 30, 2007.

Note 7 — Income tax
     The Company currently estimates that its annual effective tax rate for 2008 will be approximately 33% to 34%, which includes the benefit of the reinstated federal research credit. This is an increase from the prior year effective tax rate of approximately 23%, as the Company’s effective tax rate in 2007 significantly benefited from the settlement of tax audits.
     As of September 30, 2008, the Company had total gross unrecognized tax benefits of $5,567,000. The amount of unrecognized tax benefits (net of the federal benefit for state taxes) that would favorably affect the Company’s effective income tax rate, if recognized, was $4,251,000. Material tax filings subject to future examination are the Company’s California returns filed for the 2005 through 2007 tax years, and the U.S. federal returns filed for the 2006 and 2007 tax years.
Note 8 — Stockholders’ equity
     Changes in stockholders’ equity for the nine months ended September 30, 2008 were as follows (in thousands):

Balance at December 31, 2007	$738,040
Net income	85,814
Other comprehensive loss, net	(2,553)
Proceeds from the issuance of common stock	16,059
Purchase of common stock by board members	103
Purchase of common stock through ESPP	1,789
Cancellation of restricted stock awards	(283)
Repurchase and retirement of restricted stock for payment of taxes	(1,309)
Repurchase and retirement of common stock	(9,992)
Stock-based compensation charges	15,296
Excess tax benefit from stock-based compensation	2,510

Balance at September 30, 2008	$845,474

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
     Components of comprehensive income, net of income tax, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income	$29,078	$17,251	$85,814	$65,728

Change in net unrealized (loss) / gain on investments	(950)	1,466	(2,475)	1,015
Foreign currency translation adjustment	(162)	(440)	(78)	(429)

Other comprehensive (loss) / income, net	(1,112)	1,026	(2,553)	586

Comprehensive income	$27,966	$18,277	$83,261	$66,314

Stock options
     A summary of the Company’s stock option activity for all option plans is as follows (in thousands, except price per share data and number of years):

			Weighted
			Average
			Remaining	Aggregate
	Number of	Weighted Average	Contractual	Intrinsic
	Shares	Exercise Price	Life (Years)	Value
Outstanding at December 31, 2007	5,518	$40.86
Granted	892	59.38
Exercised	(499)	32.20
Cancelled	(210)	49.24

Outstanding at September 30, 2008	5,701	44.19	5.6	$63,482

Exercisable at September 30, 2008	3,403	$35.99	5.2	$59,653

     The Company also had an aggregate of 271,073 shares of restricted stock and 80,000 shares of deferred issuance restricted stock awards outstanding as of September 30, 2008 that have not been reflected in the table above.
Stock Repurchase Program
     In August 2008, the Company’s Board of Directors authorized the repurchase of up to $250,000,000 of the Company’s common stock over the two years following adoption of the program, through negotiated or open market transactions. There is no minimum or maximum number of shares to be repurchased under the program. During the third quarter of 2008, the Company repurchased and retired approximately 180,000 shares under this program for $10,000,000. When stock is repurchased and retired, the amount paid in excess of par value is recorded to additional paid-in capital.
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
Digene Corporation
     In December 2006, Digene Corporation (“Digene”) filed a demand for binding arbitration against Roche with the International Centre for Dispute Resolution of the American Arbitration Association in New York (“ICDR”). Digene’s demand asserts, among other things, that Roche materially breached a cross-license agreement between Roche and Digene by granting the Company an improper sublicense and seeks a determination that the supply and purchase agreement between the Company and Roche is null and void. On July 13, 2007, the ICDR arbitrators granted the Company’s petition to join the arbitration. On August 27, 2007, Digene filed an amended arbitration demand and asserted a claim against the Company for tortious interference with the cross-license agreement. The arbitration hearing in this matter commenced on October 27, 2008.
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
     The following information should be read in conjunction with our September 30, 2008 consolidated financial statements and related notes thereto included elsewhere in this quarterly report and with our consolidated financial statements and notes thereto for the year ended December 31, 2007 and the related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2007. We also urge you to review and consider our disclosures describing various risks that may affect our business, which are set forth under the heading “Risk Factors” in this quarterly report and in our Annual Report on Form 10-K for the year ended December 31, 2007.
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
Recent Events
     Financial Results
     Product sales for the third quarter of 2008 were $108.3 million, compared to $97.4 million in the same period of the prior year, an increase of 11%. Total revenues for the third quarter of 2008 were $121.2 million, compared to $101.7 million in the same period of the prior year, an increase of 19%. Net income for the third quarter of 2008 was $29.1 million ($0.53 per diluted share), compared to $17.2 million ($0.31 per diluted share) in the same period of the prior year, an increase of 69%.
     Product sales for the first nine months of 2008 were $323.5 million, compared to $278.5 million in the same period of the prior year, an increase of 16%. Total revenues for the first nine months of 2008 were $363.6 million, compared to $304.1 million in the same period of the prior year, an increase of 20%. Net income for the first nine months of 2008 was $85.8 million ($1.56 per diluted share), compared to $65.7 million ($1.21 per diluted share) in the same period of the prior year, an increase of 31%. Net income in the first nine months of 2007 benefited from a one-time tax benefit of $8.7 million, or $0.16 per diluted share.

     Stock Repurchase Program
     In August 2008, our Board of Directors authorized the repurchase of up to $250.0 million of our common stock over the two years following adoption of the program, through negotiated or open market transactions. There is no minimum or maximum number of shares to be repurchased under the program. During the third quarter of 2008, we repurchased and retired approximately 180,000 shares under this program for $10.0 million.
     Voluntary Counterbid to Acquire Innogenetics
     In June 2008, following a bid by Solvay Pharmaceuticals, we launched a conditional counterbid to acquire 100% of the outstanding shares, warrants and convertible bonds of Innogenetics NV, a Belgian molecular diagnostics company, for approximately €215 million. On July 9, 2008, Solvay Pharmaceuticals submitted a higher bid to acquire Innogenetics and we formally withdrew our counterbid. Included in our general and administrative expenses for the first nine months of 2008 are approximately $2.0 million of costs associated with our counterbid to acquire Innogenetics.
     Corporate Collaborations
     In June 2008, 3M Corporation, or 3M, discontinued our collaboration to develop rapid, molecular tests for healthcare-associated infections, or HCAIs, due to technical incompatibilities between our NAT technologies and 3M’s proprietary microfluidics instrument platform. Under the terms of the discontinued agreement, we were responsible for assay development, which 3M funded. 3M also agreed to pay us milestones based on technical and commercial progress. We earned the first of these milestones, related to assay feasibility, in the fourth quarter of 2007. Based on the termination of the agreement, in June 2008 we recorded $2.7 million in collaborative research revenue that was previously deferred. The agreement requires 3M to pay us costs incurred to wind down the collaboration, which we anticipate we will receive in the fourth quarter of 2008.
     In January 2008, Millipore Corporation commenced commercialization of the first MilliPROBE assay, developed under our industrial testing collaboration, which targets the bacterium Pseudomonas aeruginosa and is designed as an in-process, early warning system to provide faster, more effective detection of Pseudomonas aeruginosa in purified water used during drug production. The assay was designed to ensure a higher degree of water quality throughout manufacturing processes where the contaminant can be a serious quality and safety concern. We believe faster detection will enable biopharmaceutical manufacturers to reduce downstream processing risks, optimize product yields and improve final product quality.
     Product Development
     In August 2008, the Food and Drug Administration, or FDA, approved our triplex assay, Procleix Ultrio, to screen donated blood, plasma, organs and tissues for HBV in individual blood donations or in pools of up to 16 blood samples on the enhanced semi-automated system, or eSAS, and on the fully automated, high-throughput TIGRIS system. The FDA had previously approved the assay to screen donated blood for HIV-1 and HCV.
     In May 2008, we launched in Europe our APTIMA HPV assay, a highly specific molecular diagnostic test to detect high-risk strains of HPV, which are associated with cervical cancer. The APTIMA HPV assay has been CE-marked for use on the fully automated, high-throughput TIGRIS system and our semi-automated Direct Tube Sampling, or DTS, system, and is currently available for sale in 13 European Union countries.
     In March 2008, we started U.S. clinical trials for our investigational APTIMA HPV assay. The investigational APTIMA HPV assay is an amplified nucleic acid test that detects 14 high-risk HPV types that are associated with cervical cancer. More specifically, the assay detects two messenger RNAs, or mRNAs, that are made in higher amounts when HPV infections progress toward cervical cancer. We believe that targeting these mRNAs may more accurately identify women at higher risk of having, or developing, cervical cancer than competing assays that target HPV DNA. We expect to enroll approximately 7,000 women in the trial. Actual enrollment, however, may vary based on the prevalence of cervical disease among women in the trial. The trial enrollment and testing are expected to take approximately two years. The APTIMA HPV assay is designed to run on our fully automated, high-throughput TIGRIS instrument system, and on our future medium-throughput instrument platforms.

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
     Pursuant to the Settlement Agreement, Bayer paid us an initial license fee of $5.0 million in August 2006. Siemens, as assignee of Bayer, paid us $10.3 million as a one-time royalty on January 31, 2007 and $16.4 million as a one-time royalty on January 31, 2008. As a result of these royalty payments, Siemens’ rights to the patents subject to the Settlement Agreement are fully paid-up and royalty free.
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
     We believe there have been no significant changes during the first nine months of 2008 to the items that we disclosed as our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2007, except for the items discussed below.
     Adoption of recent accounting pronouncements
     SFAS No. 157
     Effective January 1, 2008, we adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” or SFAS No. 157, for financial assets and liabilities measured at fair value. SFAS No. 157 defines fair value, expands disclosure requirements around fair value and specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. These two types of inputs create the following fair value hierarchy:
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
     Available-for-sale securities
     Our available-for-sale securities are comprised of tax advantaged municipal securities and money market funds. When available, we generally use quoted market prices to determine fair value, and classify such items in Level 1. If quoted market prices are not available, prices are determined using prices for recently traded financial instruments with similar underlying terms as well as directly or indirectly observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals. We classify such items in Level 2. For the quarter ended September 30, 2008, based on current market conditions and evolving interpretation of SFAS No. 157, we determined that municipal securities previously classified as Level 1, should be classified as Level 2. Because Level 1 inputs are those that have identical securities traded on an active market, and these individual securities have varying maturities and are more comparable to similar securities traded on a market that is not active, we determined that a Level 2 classification is more appropriate. The change in classification in no way indicates a decrease in the underlying value of the assets. In addition, money market funds were added to the table with Level 1 or Level 2 classification based on the availability of quoted market prices. At September 30, 2008, we reported $6.9 million and $495.8 million of assets measured at fair value on a recurring basis in Level 1 and 2, respectively.
     Equity investment in private company
     In 2006, we invested in Qualigen, Inc., or Qualigen, a private company. The valuation of investments in non-public companies requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity and the long-term nature of such assets. Our equity investments in private companies are valued initially based upon the transaction price under the cost method of accounting. Such instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). At September 30, 2008, we reported $5.4 million of assets measured at fair value on a non-recurring basis in Level 3 of the fair value hierarchy.
     We record impairment charges when we believe an investment has experienced a decline that is other-than-temporary. The determination that a decline is other-than-temporary is, in part, subjective and influenced by many factors. Future adverse changes in market conditions or poor operating results of investees could result in losses or an inability to recover the carrying value of the investments, thereby possibly requiring impairment charges in the future. When assessing investments in private companies for an other-than-temporary decline in value, we consider such factors as, among other things, the share price from the investee’s latest financing round, the performance of the investee in relation to its own operating targets and its business plan, the investee’s revenue and cost trends, the investee’s liquidity and cash position, including its cash burn rate, and market acceptance of the investee’s products and services. From time to time, we may consider third party evaluations or valuation reports. We also consider new products and/or services that the investee may have forthcoming, any significant news specific to the investee, the investee’s competitors and/or industry and the outlook of the overall industry in which the investee operates. In the event our judgments change as to other-than temporary declines in value, we may record an impairment loss, which could have an adverse impact on our results of operations. During the quarter ended September 30, 2008, we recorded $1.6 million in other-than-temporary losses on our investment in Qualigen. This amount is included in other income/(expense) on the consolidated statements of income.
     SFAS No. 159
     Effective January 1, 2008, we adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115,” or SFAS No. 159, which expands the use of fair value accounting but does not affect existing standards that require assets or liabilities to be carried at fair value. Under SFAS No. 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred (e.g., debt issue costs). The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS No. 159, changes in fair value are recognized in earnings. During the first nine months of 2008, we did not elect fair value as an alternative measurement for any financial instruments not previously carried at fair value.
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
Results of Operations

(Dollars in millions)	Three Months Ended September 30,				Nine Months Ended September 30,
	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change
Product Sales	$108.3	$97.4	$10.9	11%	$323.5	$278.5	$45.0	16%

As a percent of total revenues	89%	96%			89%	91%

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
     Product sales increased 11% in the third quarter of 2008 compared to the same period of the prior year. The $10.9 million increase was primarily attributed to $7.2 million in higher APTIMA assay sales and $6.6 million in higher blood screening assay sales, partially offset by a $2.3 million decrease in instrumentation sales and a $1.3 million decrease in PACE product sales.
     Diagnostic product sales, including assay, instrument, and ancillary sales, represented $55.6 million, or 51% of product sales, in the third quarter of 2008, compared to $51.8 million, or 53% of product sales in the third quarter of 2007. This $3.8 million increase was primarily driven by volume gains in our APTIMA product line as the result of PACE conversions, market share gains we attribute to the superior clinical performance of our assay and the availability of our fully automated TIGRIS instrument. Overall APTIMA growth was partially offset by a $1.3 million decrease in our PACE product as customers continue to convert to the more sensitive amplified APTIMA product line. In general, the price of our amplified APTIMA test is twice that of our non-amplified PACE product, thus the conversion from PACE to APTIMA drives an overall increase in product sales even if underlying testing volumes remain the same.

     Blood screening related sales, including assay, instrument, and ancillary sales, represented $52.7 million, or 49% of product sales in the third quarter of 2008, compared to $45.6 million, or 47% of product sales in the third quarter of 2007. This $7.1 million increase was principally attributed to the March 2007 approval and commercial pricing of our WNV assay for use on the TIGRIS instrument, as well as international expansion of Procleix Ultrio sales by Novartis. In addition, we estimate that $1.8 million of the growth in the third quarter of 2008 over the third quarter of 2007 was related to foreign currency gains associated with favorable exchange rates on revenues collected under our collaboration with Novartis. Novartis is responsible for the billing and collection of revenues under our collaboration and many of the customer contracts and billings are accounted for in local currencies, primarily the Euro. Novartis translates these revenues into U.S. dollars and submits them to us in U.S. dollars, thus creating the favorable impact. Our share of blood screening revenues is based upon sales of assays by Novartis, on blood donation levels and the related price per donation. In the third quarter of 2008, United States blood donation volumes screened using the Procleix blood screening family of assays were relatively consistent with 2007 levels, as was the related pricing.
     Product sales increased 16% in the first nine months of 2008 compared to the same period of the prior year. The $45.0 million increase was primarily attributed to $25.9 million in higher blood screening assay sales and $20.9 million in higher APTIMA assay sales, partially offset by a $4.7 million decrease in PACE product sales as customers continue to convert to the more sensitive amplified APTIMA product line.
     Diagnostic product sales, including assay, instrument, and ancillary sales, represented $165.3 million, or 51% of product sales, in the first nine months of 2008, compared to $149.5 million, or 54% of product sales in the first nine months of 2007. This $15.8 million increase was primarily driven by volume gains in our APTIMA product line as the result of PACE conversions, market share gains we attribute to the superior clinical performance of our assay and the availability of our fully automated TIGRIS instrument. Overall APTIMA growth was partially offset by a $4.7 million decrease in our PACE product as customers continue to convert to the more sensitive amplified APTIMA product line. In the first nine months of 2008, APTIMA sales were approximately 87% of our STD product sales versus PACE sales of 13%. In the first nine months of 2007, APTIMA represented 81% of STD product sales, and PACE 19%. Average pricing in the first nine months of 2008 related to our APTIMA products decreased approximately 5% from the first nine months of 2007 primarily related to strong unit growth in our corporate account sector.
     Blood screening related sales, including assay, instrument, and ancillary sales, represented $158.2 million, or 49% of product sales, in the first nine months of 2008, compared to $129.0 million, or 46% of product sales in the first nine months of 2007. This $29.2 million increase was principally attributed to the March 2007 approval and commercial pricing of our WNV assay for use on the TIGRIS instrument, as well as international expansion of Procleix Ultrio sales by Novartis. In the first nine months of 2008, United States blood donation volumes screened using the Procleix blood screening family of assays were relatively consistent with 2007 levels, as was the related pricing. International revenues increased as the Procleix Ultrio product further penetrated international markets. Included in the blood screening results for the first nine months of 2008 was a one-time $2.6 million benefit related to an adjustment to service costs previously deducted by Novartis prior to arriving at our net share of revenue under the collaboration. In addition, we estimate that $5.2 million of the growth in the first nine months of 2008 over the first nine months of 2007 was related to foreign currency gains associated with favorable exchange rates on revenues collected under our collaboration with Novartis.

(Dollars in millions)	Three Months Ended September 30,				Nine Months Ended September 30,
	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change
Collaborative Research Revenue	$11.3	$3.1	$8.2	265%	$18.5	$11.2	$7.3	65%

As a percent of total revenues	9%	3%			5%	4%

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

     Collaborative research revenue increased 265% in the third quarter of 2008, compared to the same period of the prior year. The $8.2 million increase was primarily due to the $10.0 million milestone payment received from Novartis based on the FDA’s approval of our TIGRIS instrument system for use with our Ultrio assay, partially offset by $0.8 million in lower funding revenues from the United States Army Medical Research and Material Command for PCA3 as that contract expired in the fourth quarter of 2007, and a $0.6 million decrease in funding from 3M related to our food testing and healthcare-associated infection collaborations that were discontinued in November 2007 and June 2008, respectively.
     Collaborative research revenue increased 65% in the first nine months of 2008, compared to the same period of the prior year. The $7.3 million increase was primarily due to the $10.0 million milestone payment received from Novartis based on the FDA’s approval of our TIGRIS instrument system for use with our Ultrio assay, and an increase of $3.8 million from 3M for the development of rapid nucleic acid tests to detect certain dangerous healthcare-associated infections. This collaboration with 3M was discontinued in June 2008. These increases were partially offset by $2.8 million in lower funding revenues from the United States Army Medical Research and Material Command for PCA3 as that contract expired in the fourth quarter of 2007, a $1.8 million decrease in funding revenues from Novartis for Ultrio assay development as that program nears completion, and a $1.2 million decrease in funding from 3M related to our food testing program that was discontinued in November 2007.
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

(Dollars in millions)	Three Months Ended September 30,				Nine Months Ended September 30,
	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change
Royalty and License Revenue	$1.6	$1.2	$0.4	33%	$21.6	$14.4	$7.2	50%

As a percent of total revenues	1%	1%			6%	5%

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
     Royalty and license revenue increased 33% in the third quarter of 2008 compared to the same period of the prior year. The $0.4 million increase was primarily the result of higher blood plasma royalties from Novartis and higher royalties from Beckton Dickinson based on an increase in net sales of the Becton Dickinson assay for the detection of vaginitis and vaginosis which uses certain of our proprietary technologies for targeting RNA sequences.
     Our royalty and license revenue in the first nine months of each of 2008 and 2007 consisted primarily of settlement payments received from Siemens, as assignee Bayer ($16.4 million in 2008 and $10.3 million in 2007). Siemens has now paid all amounts due to us under the Settlement Agreement, and thus these payments will not recur in future periods. The $7.2 million increase in royalty and license revenue during the first nine months of 2008 compared to the same period of the prior year was primarily the result of $6.1 million in higher amounts received from Bayer under the Settlement Agreement, $0.9 million in higher blood plasma royalties from Novartis, and $0.4 million in higher royalties from Becton Dickinson.
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

(Dollars in millions)	Three Months Ended September 30,				Nine Months Ended September 30,
	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change
Cost of Product Sales	$30.7	$31.8	$(1.1)	(4)%	$95.8	$91.2	$4.6	5%

Gross profit margin as a percent of product sales	72%	67%			70%	67%

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
     Cost of sales decreased 4% in the third quarter of 2008, compared to the same period of the prior year. Of this $1.1 million decrease, $2.9 million was attributed to favorable manufacturing variances primarily related to increased production volumes and $1.9 million was attributed to lower instrument sales and instrument related costs. These decreases were partially offset by $1.9 million attributed to increased shipments of blood screening products and $1.7 million attributed to increased APTIMA sales.
     Cost of sales increased 5% in the first nine months of 2008, compared to the same period of the prior year. Of this $4.6 million increase, $5.8 million was attributed to increased shipments of blood screening products, $4.8 million was attributed to increased APTIMA sales, $1.7 million was attributed to higher instrument sales and instrument related costs, and $1.2 million was attributed to increased amortization of capitalized intangible assets. These increases were partially offset by favorable manufacturing variances of $8.1 million, primarily related to increased production volumes, and $0.7 million in lower stock-based compensation expense.
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
     Our gross profit margin as a percentage of product sales increased to 72% in the third quarter of 2008, and to 70% in the first nine months of 2008, from 67% in both comparable periods of 2007. The increase in gross profit margin percentage was principally attributed to increased sales of the blood screening Ultrio and WNV assays by Novartis and increased APTIMA sales, which have higher margins, and favorable changes in production volumes, partially offset by increased instrument sales, which have lower margins, and instrument related costs.
     A portion of our blood screening revenues is from sales of TIGRIS instruments to Novartis, which totaled $9.9 million and $6.2 million during the first nine months of 2008 and 2007, respectively. Under our collaboration agreement with Novartis, we sell TIGRIS instruments to them at prices that approximate cost. These instrument sales, therefore, negatively impact our gross margin percentage in the periods when they occur, but are a necessary precursor to increased sales of blood screening assays in the future.
     Certain blood screening markets are trending from pooled testing of large numbers of donor samples to smaller pool sizes. A greater number of tests will be required in markets where smaller pool sizes are required. Under our collaboration agreement with Novartis, we bear the cost of manufacturing blood screening assays. The greater number of tests required for smaller pool sizes will increase our variable manufacturing costs, including costs of raw materials and labor. If the price per donor or total sales volume does not increase in line with the increase in our total variable manufacturing costs, our gross profit margin percentage from sales of blood screening assays will decrease upon adoption of smaller pool sizes. We have already observed this trend with respect to certain sales internationally. We are not able to predict accurately the ultimate extent to which our gross profit margin percentage will be negatively affected as a result of smaller pool sizes, because we do not know the ultimate selling price that Novartis will charge to the end user or the degree to which smaller pool size testing will be adopted across the markets in which we sell our products.

(Dollars in millions)	Three Months Ended September 30,				Nine Months Ended September 30,
	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change
Research and Development	$24.5	$27.6	$(3.1)	(11)%	$77.0	$72.8	$4.2	6%

As a percent of total revenues	20%	27%			21%	24%

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
     R&D expenses decreased 11% in the third quarter of 2008, compared to the same period of the prior year. The $3.1 million decrease was primarily due to a $4.7 million decrease in development lot activity, primarily related to timing of our HPV diagnostic product, and a $0.5 million decrease in professional fees for consultant services no longer utilized in 2008. These decreases were partially offset by an increase of $1.5 million in clinical evaluations and outside services associated with our Procleix Ultrio yield studies, for which we filed a supplemental Biologic License Application, or BLA, with the FDA in February 2008, as well as our license agreement with Xceed Molecular USA, Inc., or Xceed, pursuant to which we were granted rights to access certain flow-thru chip technology of Xceed.
     R&D expenses increased 6% in the first nine months of 2008, compared to the same period of the prior year. The $4.2 million increase was primarily due to a $5.1 million increase in clinical evaluations and outside services associated with our Procleix Ultrio yield studies, for which we filed a supplemental BLA with the FDA in February 2008, HPV trials which began in March 2008, as well as our license agreement with Xceed, a $3.5 million impairment charge associated with our Corixa license agreement, and an increase of $0.8 million in salaries and personnel-related expenses. These increases were partially offset by a $4.6 million decrease in development lot activity, primarily related to timing of our HPV diagnostic product, and a $0.8 million decrease in professional fees for consultant services no longer utilized in 2008.

(Dollars in millions)	Three Months Ended September 30,				Nine Months Ended September 30,
	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change
Marketing and Sales	$10.7	$9.6	$1.1	12%	$34.1	$28.6	$5.5	19%

As a percent of total revenues	9%	9%			9%	9%

     Our marketing and sales expenses include salaries and other personnel-related expenses, promotional expenses, and outside services. Marketing and sales expenses increased 12% in the third quarter of 2008, compared to the same period of the prior year. The $1.1 million increase was primarily due to a $0.9 million increase in salaries and personnel-related expenses resulting from the hiring of additional employees.
     Marketing and sales expenses increased 19% in the first nine months of 2008, compared to the same period of the prior year. The $5.5 million increase was primarily due to a $2.8 million increase in salaries and personnel-related expenses resulting from the hiring of additional employees, a $1.0 million increase in spending for marketing studies and promotional activities related to both our HPV and PCA3 products in Europe, a $0.8 million increase in travel expenses as a result of our increased international market development efforts, and a $0.4 million increase in professional fees.

(Dollars in millions)	Three Months Ended September 30,				Nine Months Ended September 30,
	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change
General and Administrative	$12.9	$11.4	$1.5	13%	$38.5	$34.7	$3.8	11%

As a percent of total revenues	11%	11%			11%	11%

     Our general and administrative, or G&A, expenses include expenses for finance, legal, strategic planning and business development, public relations and human resources. G&A expenses increased 13% in the third quarter of 2008, compared to the same period of the prior year. The $1.5 million increase was primarily the result of a $0.9 million increase in salaries and personnel-related expenses, and a $0.8 million increase in professional fees.

     G&A expenses increased 11% in the first nine months of 2008, compared to the same period of the prior year. The $3.8 million increase was primarily the result of a $2.5 million increase in professional fees and a $1.3 million increase in bank charges, partially attributable to our counterbid to acquire Innogenetics, as well as a $1.4 million increase in salaries and personnel-related expenses, partially offset by a $1.0 million decrease in relocation expenses associated with senior level personnel hired in the prior year.

(Dollars in millions)	Three Months Ended September 30,				Nine Months Ended September 30,
	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change
Interest income	$4.1	$3.3	$0.8	24%	$12.3	$8.9	$3.4	38%
Interest expense	—	—	—	N/M	—	—	—	N/M
Other income / (expense)	(1.9)	—	(1.9)	N/M	(0.7)	(0.3)	(0.4)	133%

Total Other Income, net	$2.2	$3.3	$(1.1)	(33)%	$11.6	$8.6	$3.0	35%

     The $0.8 million increase in interest income in the third quarter of 2008 from the comparable period of 2007 was primarily a result of higher average balances of our short-term investments. The $1.9 million increase in other expense during the third quarter of 2008 from the comparable period of 2007 was primarily the result of an impairment charge of $1.6 million related to our investment in Qualigen.
     The $3.4 million increase in interest income in the first nine months of 2008 from the comparable period of 2007 was primarily a result of higher average balances of our short-term investments. Included in the $0.4 million net increase in other expense was a $1.6 million gain resulting from the sale of our equity interest in Molecular Profiling Institute, Inc., which was offset by an impairment charge of $1.6 million related to our investment in Qualigen.

(Dollars in millions)	Three Months Ended September 30,				Nine Months Ended September 30,
	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change
Income Tax Expense	$15.5	$7.4	$8.1	109%	$44.0	$19.7	$24.3	123%

As a percent of income before tax	35%	30%			34%	23%

     Income tax expense, as a percentage of pre-tax income, increased in the third quarter of 2008 from the comparable period of 2007 as the prior year period benefited from a favorable adjustment upon completion of our 2006 federal tax return. In the first nine months of 2008, income tax expense increased as a percentage of pre-tax income from the comparable period of 2007. This increase was primarily due to an $8.7 million tax benefit recorded in the second quarter of 2007 as a result of an IRS settlement on our U.S. federal audit of 2003 and 2004 tax returns. We estimate our annual effective tax rate for 2008 will be 33% to 34%, which includes the reinstatement of the federal research credit.
Liquidity and capital resources

	September 30,	December 31,
	2008	2007
	(In thousands)
Cash, cash equivalents and short-term investments	$555,493	$433,494
Working capital	$616,265	$518,408
Current ratio	12:1	14:1
     The primary objectives of our investment policy are liquidity and safety of principal. Consistent with these objectives, investments are made with the goal of achieving the highest rate of return. The policy places emphasis on securities of high credit quality, with restrictions placed on maturities and concentration by security type and issue. Our short-term investments include tax advantaged municipal securities with a minimum Moody’s credit rating of A3 and a minimum Standard & Poor’s credit rating of A-. As of September 30, 2008, we did not hold auction rate securities. Our investment policy limits the effective maturity on individual securities to six years and an average portfolio maturity to three years. At September 30, 2008, our portfolios had an average term of two years and an average credit quality of AA2 as defined by Moody’s.
     Our working capital at September 30, 2008 increased $97.9 million from December 31, 2007, primarily due to an increase in our short-term investments purchased with cash generated from operations. Days’ sales outstanding, or DSO, decreased to 24 days at September 30, 2008 from 31 days at December 31, 2007, primarily due to a customer payment received prior to its due date. Days’ sales in inventory decreased to 97 days at September 30, 2008 from 153 days at December 31, 2007 due to lower average inventory levels for the period ended September 30, 2008 resulting from increased sales volume.

	Nine Months Ended
	September 30,
	2008	2007	$ Change
	(In thousands)
Cash provided by (used in):
Operating activities	$159,019	$74,560	$84,459
Investing activities	(169,475)	(148,572)	20,903
Financing activities	9,057	52,712	(43,655)
Purchases of property, plant and equipment (included in investing activities above)	$(30,530)	$(17,674)	$12,856
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
     The $84.5 million increase in net cash provided by operating activities during the first nine months of 2008 compared to the same period of the prior year was primarily due to $20.1 million in higher net income, a $27.3 million decrease in accounts receivable due to collections from our customers and collaborative partners, an $17.5 million decrease in income tax payable primarily due to benefits from the completion of income tax audits, a $13.6 million decrease in prepaid expenses related to upfront fees paid in the first nine months of 2007 for the purchase of TIGRIS instruments, a $10.5 million reduction in tax benefits from stock-based compensation, a $5.2 million decrease in other accrued expenses related to accruals for HPV materials received and warranty settlements in 2007, a $6.9 million increase in inventories, and a $6.3 million increase in accounts payable balances related to increased cost of sales and timing of payments.
     The $20.9 million increase in net cash used in investing activities during the first nine months of 2008 compared to the same period of the prior year was principally attributed to a $12.9 million increase in capital expenditures and a payment of $10.0 million to Roche associated with commercialization of our CE-marked HPV product. For 2008, we expect capital spending to increase from 2007 levels due primarily to the purchase of our blood screening facility, which closed in the first quarter of 2008.
     The $43.7 million decrease in net cash provided by financing activities during the first nine months of 2008 compared to the same period of the prior year was principally attributed to a $22.9 million decrease in proceeds from the exercise of stock options and the associated $10.5 million decrease in excess tax benefits. We receive cash from the exercise of employee stock options and proceeds from the sale of common stock pursuant to the employee stock purchase plan, or ESPP. We also used $10.0 million to repurchase and retire approximately 180,000 shares of our common stock under our stock repurchase program. We expect fluctuations to occur throughout the year, as the amount and frequency of stock-related transactions are dependent upon the market performance of our common stock, along with other factors.
     We have an unsecured bank line of credit agreement with Wells Fargo Bank, N.A., which expires in July 2009, under which we may borrow up to $10.0 million, subject to a “borrowing base formula,” at the bank’s prime rate, or at LIBOR plus 1.0%. At September 30, 2008, we did not have any amounts outstanding under the bank line and we have not taken advances against the line since inception. The line of credit agreement requires us to comply with various financial and restrictive covenants. As of September 30, 2008, we were in compliance with all covenants.
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

     Contractual obligations and commercial commitments
     Our contractual obligations due for purchase commitments and collaborative agreements as of September 30, 2008 were as follows (in thousands):

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Material purchase commitments (1)	$23,434	$6,492	$16,942	$—	$—
Collaborative commitments (2)	2,850	100	2,125	250	375

Total (3)	$26,284	$6,592	$19,067	$250	$375

(1)
Amounts represent our minimum purchase commitments from key vendors for the TIGRIS and Panther instruments, as well as raw materials used in manufacturing. Of the $23.4 million total, $21.3 million is expected to be used to purchase TIGRIS instruments, of which we anticipate that approximately $10.4 million of instruments will be sold to Novartis. Not included in the $23.4 million is $9.6 million expected to be used to purchase validation, pre-production and production instruments, and associated tooling, pursuant to our development agreement with Stratec for the Panther instrument and potential minimum purchase commitments under our supply agreement. Our obligations under the supply agreement are contingent on successful completion of all activities under the development agreement.

(2)
In addition to the minimum payments due under our collaborative agreements, we may be required to pay up to $12.2 million in milestone payments, plus royalties on net sales of any products using specified technology. We may also be required to pay up to $7.5 million in future development costs in the form of milestone payments.

(3)
Does not include amounts relating to our obligations under our collaboration with Novartis, pursuant to which both parties have obligations to each other. We are obligated to manufacture and supply blood screening assays to Novartis, and Novartis is obligated to purchase all of the assay quantities specified on a 90-day demand forecast, due 90 days prior to the date Novartis intends to take delivery, and certain quantities specified on a rolling 12-month forecast.

     Liabilities associated with uncertain tax positions, currently estimated at $5.6 million (including interest), are not included in the table above as we cannot reasonably estimate when, if ever, an amount would be paid to a government agency. Ultimate settlement of these liabilities is dependent on factors outside of our control, such as examinations by each agency and expiration of statutes of limitation for assessment of additional taxes.
     Additionally, we have liabilities for deferred employee compensation which totaled $4.0 million at September 30, 2008. The payments related to the deferred compensation are not included in the table above because they are typically dependent upon when certain key employees retire or otherwise leave the Company. At this time, we cannot reasonably predict when these events may occur. Liabilities for deferred employee compensation are offset by deferred compensation assets, which totaled $3.8 million at September 30, 2008.
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
     Foreign Currency Exchange Risk
     Although the majority of our revenue is realized in United States dollars, some portions of our revenue are realized in foreign currencies. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. The functional currency of our wholly owned subsidiaries in the United Kingdom is the British pound. Accordingly, the accounts of these operations are translated from the British pound to the United States dollar using the current exchange rate in effect at the balance sheet date for the balance sheet accounts, and using the average exchange rate during the period for revenue and expense accounts. The effects of translation are recorded in “Accumulated other comprehensive (loss)/income” as a separate component of stockholders’ equity.
     We are exposed to foreign exchange risk for expenditures in certain foreign countries, but the total receivables and payables denominated in foreign currencies as of September 30, 2008 were not material. Under our collaboration agreement with Novartis, a growing portion of blood screening product sales is from western European countries. As a result, international blood screening product sales are affected by changes in the foreign currency exchange rates of those countries where Novartis’ business is conducted in Euros or other local currencies. Based on international blood screening product sales during the first nine months of 2008, a 10% movement of currency exchange rates would result in a blood screening product sales increase or decrease of approximately $6.5 million annually. We do not enter into foreign currency hedging transactions to mitigate our exposure to foreign currency exchange risks. We believe that our business operations are not exposed to market risk relating to commodity prices.
Item 4. Controls and Procedures
     As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the quarter ended September 30, 2008.
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
     There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     A description of our material pending legal proceedings is disclosed in Note 9 — Contingencies, of the Notes to Consolidated Financial Statements included in Item 1 of Part I of this report and is incorporated by reference herein. We are also engaged from time to time in other legal actions arising in the ordinary course of our business and believe that the ultimate outcome of these actions will not have a material adverse effect on our business, financial condition or results of operations. However, due to the uncertainties inherent in litigation, no assurance can be given as to the outcome of these proceedings. If any of these matters were resolved in a manner unfavorable to us, our business, financial condition and results of operations would be harmed.
Item 1A. Risk Factors
     The following information sets forth facts that could cause our actual results to differ materially from those contained in forward-looking statements we have made in this Quarterly Report and those we may make from time to time. We have marked with an asterisk those risk factors that reflect substantive changes from the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2007. In addition, we have removed a risk factor relating to our TIGRIS instrument and added a risk factor relating to current economic conditions.
Our quarterly revenue and operating results may vary significantly in future periods and our stock price may decline.
     Our operating results have fluctuated in the past and are likely to continue to do so in the future. Our revenues are unpredictable and may fluctuate due to changes in demand for our products, the timing of the execution of customer contracts, the timing of milestone payments, or the failure to achieve and receive the same, and the initiation or termination of corporate collaboration agreements. A significant portion of our costs also can vary substantially between quarterly or annual reporting periods. For example, the total amount of research and development costs in a period often depends on the amount of costs we incur in connection with manufacturing developmental lots and clinical trial lots. Moreover, a variety of factors may affect our ability to make accurate forecasts regarding our operating results. For example, our new blood screening products, oncology and industrial products, as well as some of our clinical diagnostic products, have a relatively limited sales history, which limits our ability to project future sales, prices and the sales cycles accurately. In addition, we base our internal projections of blood screening product sales and international sales of various diagnostic products on projections prepared by our distributors of these products and therefore we are dependent upon the accuracy of those projections. We expect continuing fluctuations in our manufacture and shipment of blood screening products to Novartis, which vary each period based on Novartis’ inventory levels and supply chain needs. Because of all of these factors, our operating results in one or more future quarters may fail to meet or exceed financial guidance we may provide from time to time and the expectations of securities analysts or investors, which could cause our stock price to decline. In addition, the trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about our business and that of our competitors. Furthermore, failure to achieve our operational goals may inhibit our targeted growth plans and the successful implementation of our strategic objectives.

Our financial performance may be adversely affected by current global economic conditions.*
     Our business depends on the overall demand for our products and on the economic health of our current and prospective customers. Our projected revenues and operating results are based on assumptions concerning certain levels of customer demand. We have not experienced recent declines in overall blood screening or clinical diagnostics customer purchases as a result of current economic conditions, however, a continued weakening of the global and domestic economy, or a reduction in customer spending or credit availability, could result in downward pricing pressures, delayed or decreased purchases of our products and longer sales cycles. Furthermore, during challenging economic times our customers may face issues gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. If that were to occur, we may be required to increase our allowance for doubtful accounts. If economic and market conditions in the United States or other key markets persist, spread, or deteriorate further, we may experience adverse effects on our business, operating results and financial condition.
We are dependent on Novartis and other third parties for the distribution of some of our products. If any of our distributors terminates its relationship with us or fails to adequately perform, our product sales will suffer.*
     We rely on Novartis to distribute blood screening products we manufacture. Commercial product sales to Novartis accounted for 44% of our total revenues for the first nine months of 2008 and 46% of total revenues for 2007. As of September 30, 2008, we believe our collaboration agreement with Novartis will terminate in 2013. The collaboration agreement may be extended by the mutually agreed development of new products under the agreement, in which case the agreement will expire upon the later of the end of the original term or five years after the first commercial sale of the last new product developed during the original term.
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
     In July 2008, we were notified that certain blood screening assays manufactured by us for Novartis and sold outside of the United States might have been improperly stored at a Novartis warehouse in Singapore. Following our established quality system, an investigation for product performance was initiated. On August 12, 2008, we determined that, based on the results of our investigation to date, we could not fully assess the potential impact of these improper storage conditions on the ultimate performance of the product without conducting additional stability testing. As a result, we and Novartis agreed that products previously delivered to customers from this warehousing facility should be replaced and the appropriate field actions were initiated with customers and the regulatory authorities in the affected countries. While we do not expect to incur charges in connection with this event, we devoted considerable time and attention to rectifying the issues resulting from the improper storage conditions and events such as this may harm our commercial reputation.
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
     Competitors may make rapid technological developments that may result in our technologies and products becoming obsolete before we recover the expenses incurred to develop them or before they generate significant revenue or market acceptance. Some of our competitors have developed “real time” or kinetic nucleic acid assays and semi-automated instrument systems for those assays. Additionally, some of our competitors are developing assays that permit the quantitative detection of multiple analytes (or quantitative multiplexing). Although we are evaluating and/or developing such technologies, we believe some of our competitors are further along in the development process than we are with respect to such assays and instrumentation.
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
     We purchase some key raw materials and consumable goods used in the manufacture of our products from single-source suppliers. We may not be able to obtain supplies from replacement suppliers on a timely or cost-effective basis or at all. A reduction or stoppage in supply while we seek a replacement supplier would limit our ability to manufacture our products, which could result in a significant reduction in sales and profitability. In addition, an impurity or variation from specification in any raw material we receive could significantly delay our ability to manufacture products. Our inventories may not be adequate to meet our production needs during any prolonged interruption of supply. We also have single source suppliers for proposed future products. Failure to maintain existing supply relationships or to obtain suppliers for our future products, if any, on commercially reasonable terms would prevent us from manufacturing our products and limit our growth.
     Our current supplier of certain key raw materials for our amplified NAT assays, pursuant to a fixed-price contract, is Roche Molecular Biochemicals. We have a supply and purchase agreement for DNA oligonucleotides for HPV with Roche Molecular Systems. Each of these entities is an affiliate of Roche Diagnostics GmbH, one of our primary competitors. We currently are involved in proceedings with Digene regarding our supply and purchase agreement with Roche Molecular Systems. Digene has filed a demand for binding arbitration against Roche that challenges the validity of the supply and purchase agreement. Digene’s demand asserts, among other things, that Roche materially breached a cross-license agreement between Roche and Digene by granting us an improper sublicense and seeks a determination that the supply and purchase agreement is null and void. There can be no assurance that these matters will be resolved in our favor.
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
Our gross profit margin percentage on the sale of blood screening assays will decrease upon the implementation of smaller pool size testing.*
     We currently receive revenues from the sale of blood screening assays primarily for use with pooled donor samples. In pooled testing, multiple donor samples are initially screened by a single test. Since Novartis sells blood screening assays under our collaboration to blood collection centers on a per donation basis, our profit margins are greater when a single test can be used to screen multiple donor samples.
     Certain blood screening markets are trending from pooled testing of large numbers of donor samples to smaller pool sizes. A greater number of tests will be required in markets where smaller pool sizes are required. Under our collaboration agreement with Novartis, we bear the cost of manufacturing blood screening assays. The greater number of tests required for smaller pool sizes will increase our variable manufacturing costs, including costs of raw materials and labor. If the price per donor or total sales volume does not increase in line with the increase in our total variable manufacturing costs, our gross profit margin percentage from sales of blood screening assays will decrease upon adoption of smaller pool sizes. We have already observed this trend with respect to certain sales internationally. We are not able to predict accurately the ultimate extent to which our gross profit margin percentage will be negatively affected as a result of smaller pool sizes, because we do not know the ultimate selling price that Novartis would charge to the end user or the degree to which smaller pool size testing will be adopted across the markets in which we sell our products.
Because we depend on a small number of customers for a significant portion of our total revenues, the loss of any of these customers or any cancellation or delay of a large purchase by any of these customers could significantly reduce our revenues.*
     Historically, a limited number of customers has accounted for a significant portion of our total revenues, and we do not have any long-term commitments with these customers, other than our collaboration agreement with Novartis. Revenues from our blood screening collaboration with Novartis accounted for 48% of our total revenues for the first nine months of 2008 and 49% of our total revenues for 2007. Our blood screening collaboration with Novartis is largely dependent on two large customers in the United States, The American Red Cross and America’s Blood Centers, although we did not receive any revenues directly from those entities. Novartis was our only customer that accounted for greater than 10% of our total revenues for the first nine months of 2008. Various state and city public health agencies accounted for an aggregate of 8% of our total revenues in the first nine months of 2008 and 10% of total revenues for the fiscal year 2007. Although state and city public health agencies are legally independent of each other, we believe they tend to act similarly with respect to their product purchasing decisions. We anticipate that our operating results will continue to depend to a significant extent upon revenues from a small number of customers. The loss of any of our key customers, or a significant reduction in sales volume or pricing to those customers, could significantly reduce our revenues.

Intellectual property rights on which we rely to protect the technologies underlying our products may be inadequate to prevent third parties from using our technologies or developing competing products.*
     Our success will depend in part on our ability to obtain patent protection for, or maintain the secrecy of, our proprietary products, processes and other technologies for development of blood screening and clinical diagnostic products and instruments. Although we had more than 460 United States and foreign patents covering our products and technologies as of September 30, 2008, these patents, or any patents that we may own or license in the future, may not afford meaningful protection for our technology and products. The pursuit and assertion of a patent right, particularly in areas like nucleic acid diagnostics and biotechnology, involve complex determinations and, therefore, are characterized by substantial uncertainty. In addition, the laws governing patentability and the scope of patent coverage continue to evolve, particularly in biotechnology. As a result, patents might not issue from certain of our patent applications or from applications licensed to us. Our existing patents will expire by December 8, 2025 and the patents we may obtain in the future also will expire over time.
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
     In addition to patent protection, we also rely on copyright and trademark protection, trade secrets, know-how, continued technological innovation and licensing opportunities. In an effort to maintain the confidentiality and ownership of our trade secrets and proprietary information, we require our employees, consultants, advisors and others to whom we disclose confidential information to execute confidentiality and proprietary information and inventions agreements. However, it is possible that these agreements may be breached, invalidated or rendered unenforceable, and if so, there may not be an adequate corrective remedy available. Furthermore, like many companies in our industry, we may from time to time hire scientific personnel formerly employed by other companies involved in one or more areas similar to the activities we conduct. In some situations, our confidentiality and proprietary information and inventions agreements may conflict with, or be subject to, the rights of third parties with whom our employees, consultants or advisors have prior employment or consulting relationships. Although we require our employees and consultants to maintain the confidentiality of all confidential information of previous employers, we or these individuals may be subject to allegations of trade secret misappropriation or other similar claims as a result of their prior affiliations. Finally, others may independently develop substantially equivalent proprietary information and techniques, or otherwise gain access to our trade secrets. Our failure to protect our proprietary information and techniques may inhibit or limit our ability to exclude certain competitors from the market and execute our business strategies.
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

     Recently, we have been involved in a number of patent-related disputes with third parties. In December 2006, Digene Corporation filed a demand for binding arbitration against Roche with the International Centre for Dispute Resolution (the “IDCR”) of the American Arbitration Association in New York. Digene’s demand asserts, among other things, that Roche materially breached a cross-license agreement between Roche and Digene by granting us an improper sublicense and seeks a determination that our supply and purchase agreement with Roche is null and void. On July 13, 2007, the ICDR arbitrators granted our petition to join the arbitration. On August 27, 2007, Digene filed an amended arbitration demand and asserted a claim against us for tortious interference with the cross-license agreement. The arbitration hearing in this matter commenced on October 27, 2008.
     Pursuant to our June 1998 collaboration agreement with Novartis, we hold certain rights in the blood screening and clinical diagnostics fields under patents originally issued to Novartis covering the detection of HIV. We sell a qualitative HIV test in the clinical diagnostics field and we manufacture tests for HIV for use in the blood screening field, which Novartis sells under Novartis’ brands and name. In February 2005, the U.S. Patent and Trademark Office declared two interferences related to U.S. Patent No. 6,531,276 (“Methods For Detecting Human Immunodeficiency Virus Nucleic Acid”), originally issued to Novartis. The first interference was between Novartis and the National Institutes of Health, or NIH, and pertained to U.S. Patent Application No. 06/693,866 (“Cloning and Expression of HTLV-III DNA”). The second interference was between Novartis and Institut Pasteur, and pertained to Institut Pasteur’s U.S. Patent Application No. 07/999,410 (“Cloned DNA Sequences, Hybridizable with Genomic RNA of Lymphadenopathy-Associated Virus (LAV)”). We are informed that the Patent and Trademark Office determined that Institut Pasteur invented the subject matter at issue prior to NIH and Novartis. We are also informed that Novartis and NIH subsequently filed actions in the United States District Court for the District of Columbia challenging the decisions of the Patent and Trademark Office in the patent interference cases. From November 2007 through June 2008, the parties engaged in settlement negotiations and then notified the court that they had signed a memorandum of understanding prior to the negotiation of final, definitive settlement documents. On May 16, 2008, we signed a license agreement with Institut Pasteur concerning Institut Pasteur’s intellectual property for the molecular detection of HIV, covering products manufactured and sold through, and under, our brands or name. On June 27, 2008, the parties to the pending litigation in the United States District Court for the District of Columbia informed the court that they were unable to reach a final, definitive agreement and intended to proceed with litigation. There can be no assurances as to the ultimate outcome of the interference litigation and no assurances as to how the outcome of the interference litigation may affect the patent rights licensed from Institut Pasteur, or Novartis’ right to sell the HIV blood screening tests.
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
We are exposed to risks associated with acquisitions and other long-lived and intangible assets that may become impaired and result in an impairment charge.*
     As of September 30, 2008, we had approximately $230.6 million of long-lived assets, including $14.0 million of capitalized software, net of accumulated amortization, relating to our TIGRIS instrument, goodwill of $18.6 million, a $5.4 million investment in Qualigen, Inc., and $53.0 million of capitalized license and manufacturing access fees, patents, purchased intangibles and other long term assets. Additionally, we had $75.0 million of land and buildings, $16.7 million of building improvements, and $47.9 million of equipment and furniture and fixtures. The substantial majority of our long-lived assets are located in the United States. The carrying amounts of long-lived and intangible assets are affected whenever events or changes in circumstances indicate that the carrying amount of any asset may not be recoverable.

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
     In the quarter ended September 30, 2008, we recorded a $1.6 million other-than-temporary loss relating to our investment in Qualigen, Inc. In making this determination, we considered a number of factors, including, among others, the share price from the company’s latest financing round, the performance of the company in relation to its own operating targets and business plan, the company’s revenue and cost trends, the company’s liquidity and cash position, including its cash burn rate, market acceptance of the company’s products and services, new products and/or services that the company may have forthcoming, any significant news specific to the company, the company’s competitors and industry, the outlook of the overall industry in which the company operates and a third party valuation report.
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
     Although historically our cash flow from operations has been sufficient to satisfy working capital, capital expenditure and research and development requirements, we may in the future need to incur debt or issue equity in order to fund these requirements, as well as to make acquisitions and other investments. If we cannot obtain debt or equity financing on acceptable terms or are limited with respect to incurring debt or issuing equity, including as a result of current economic conditions, we may be unable to address gaps in our product offerings or improve our technology, particularly through acquisitions or investments.

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
Our sales to international markets are subject to additional risks.*
     Sales of our products outside the United States accounted for 23% of our total revenues for the first nine months of 2008 and 21% of our total revenues for 2007. Sales by Novartis of collaboration blood screening products outside of the United States accounted for 69% of our international revenues in the first nine months of 2008 and 76% in fiscal year 2007. Novartis has responsibility for the international distribution of collaboration blood screening products.

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
     In addition, we anticipate that requirements for smaller pool sizes of blood samples will result in lower gross margin percentages, as additional tests are required to deliver the sample results. We have already observed this trend with respect to certain sales in Europe. In general, international pool sizes are smaller than domestic pool sizes and, therefore, growth in blood screening revenues attributed to international expansion has led and will lead to lower gross margin percentages.
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
     Provisions of our amended and restated certificate of incorporation and amended and restated bylaws may discourage, delay or prevent a merger or other change of control that our stockholders may consider favorable or may impede the ability of the holders of our common stock to change our management. The provisions of our amended and restated certificate of incorporation and amended and restated bylaws, among other things:
•	divide our board of directors into three classes, with members of each class to be elected for staggered three-year terms;

•	limit the right of stockholders to remove directors;

•	regulate how stockholders may present proposals or nominate directors for election at annual meetings of stockholders; and

•	authorize our board of directors to issue preferred stock in one or more series, without stockholder approval.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

			Total Number
			of Shares
			Purchased	Approximate
			as Part of	Dollar Value of
			Publicly	Shares that May
	Total Number	Average	Announced	Yet Be Purchased
	of Shares	Price Paid	Plans or	Under the Plans or
	Purchased	Per Share	Programs	Programs
July 1-31, 2008 Repurchase program (1)	—	$—	—	$—
July 1-31, 2008 Employee transactions (2)	—	—	—	—
August 1-31, 2008 Repurchase program (1)	—	—	—	250,000,000
August 1-31, 2008 Employee transactions (2)	13,742	60.27	—	—
September 1-30, 2008 Repurchase program (1)	180,100	55.48	180,100	240,000,000
September 1-30, 2008 Employee transactions (2)	67	56.35	—	—

Total Repurchase program (1)	180,100	55.48	180,100	—

Total Employee transactions (2)	13,809	$60.26	—	$—

(1)
In August 2008, our Board of Directors authorized the repurchase of up to $250.0 million of our common stock over the two years following adoption of the program, through negotiated or open market transactions. There is no minimum or maximum number of shares to be repurchased under the program.

(2)
During the third quarter of 2008, we repurchased and retired 13,809 shares of our common stock, at an average per share price of $60.26, withheld by us to satisfy employee tax obligations upon vesting of restricted stock granted under our 2003 Incentive Award Plan. We may make similar repurchases in the future to satisfy employee tax obligations upon vesting of restricted stock and deferred issuance restricted stock. As of September 30, 2008, we had an aggregate of 271,073 shares of restricted stock and 80,000 shares of deferred issuance restricted stock awards outstanding.

Item 6. Exhibits

Exhibit
Number	Description
3.1(1)	Form of Amended and Restated Certificate of Incorporation of Gen-Probe Incorporated.

3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Gen-Probe Incorporated.

3.3(3)	Amended and Restated Bylaws of Gen-Probe Incorporated.

3.4(4)	Certificate of Elimination of Series A Junior Participating Preferred Stock of Gen-Probe Incorporated.

4.1(1)	Specimen common stock certificate.

10.107†	Form of Employment Agreement — Executive Team (as approved in September 2008)

10.108†	Form of Employment Agreement — Vice Presidents (as approved in September 2008)

31.1†	Certification dated October 31, 2008, of Principal Executive Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification dated October 31, 2008, of Principal Financial Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification dated October 31, 2008, of Principal Executive Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification dated October 31, 2008, of Principal Financial Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith.

(1)	Incorporated by reference to Gen-Probe’s Amendment No. 2 to Registration Statement on Form 10 filed with the SEC on August 14, 2002.

(2)	Incorporated by reference to Gen-Probe’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2004.

(3)	Incorporated by reference to Gen-Probe’s Report on Form 8-K filed with the SEC on February 14, 2007.

(4)	Incorporated by reference to Gen-Probe’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on February 23, 2007.

SIGNATURES
     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEN-PROBE INCORPORATED
DATE: October 31, 2008	By:	/s/ Henry L. Nordhoff
Henry L. Nordhoff
Chairman and Chief Executive Officer (Principal Executive Officer)

DATE: October 31, 2008	By:	/s/ Herm Rosenman
Herm Rosenman
Senior Vice President — Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)