Form 10-K
period 2008-12-31
GEN PROBE INC
filed 2009-02-25
CIK 820237

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $2.2 billion, based on the closing price of the registrant’s common stock on the Nasdaq Global Select Market on that date. Shares of common stock held by each officer and director and by each person who owns 10 percent or more of the outstanding common stock have been excluded because these persons may be considered affiliates. The determination of affiliate status for purposes of this calculation is not necessarily a conclusive determination for other purposes.

As of February 13, 2009, 52,336,758 shares of registrant’s common stock, $0.0001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year are incorporated by reference into Part III of this report.

GEN-PROBE INCORPORATED

FORM 10-K
For the Year Ended December 31, 2008
INDEX

		Page

PART I
Item 1.	Business	1
Item 1A.	Risk Factors	37
Item 1B.	Unresolved Staff Comments	54
Item 2.	Properties	54
Item 3.	Legal Proceedings	54
Item 4.	Submission of Matters to a Vote of Security Holders	55

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	56
Item 6.	Selected Financial Data	57
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	58
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	77
Item 8.	Financial Statements and Supplementary Data	78
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	78
Item 9A.	Controls and Procedures	78
Item 9B.	Other Information	81

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	81
Item 11.	Executive Compensation	81
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	81
Item 13.	Certain Relationships and Related Transactions, and Director Independence	81
Item 14.	Principal Accountant Fees and Services	81

PART IV
Item 15.	Exhibits and Financial Statement Schedules	82
EX-10.12
EX-10.14
EX-10.25
EX-10.30
EX-10.75
EX-10.79
EX-10.82
EX-10.86
EX-10.93
EX-10.94
EX-21.1
EX-23.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2

i

PART I

TRADEMARKS AND TRADE NAMES

ACCUPROBE, AMPLIFIED MTD, APTIMA, APTIMA COMBO 2, DTS, GASDIRECT, GEN-PROBE, LEADER, PACE, PANTHER, PROGENSA, SB100, TIGRIS and our other logos and trademarks are the property of Gen-Probe Incorporated. PROCLEIX and ULTRIO are trademarks of Novartis Vaccines & Diagnostics, Inc., or Novartis. VERSANT is a trademark of Siemens Healthcare Diagnostics, Inc., or Siemens. All other brand names or trademarks appearing in this Annual Report on Form 10-K are the property of their respective holders. Use or display by us of other parties’ trademarks, trade dress or products in this Annual Report does not imply a relationship with, or endorsement or sponsorship of, us by the trademark or trade dress owners.

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

Founded in 1983, we pioneered the scientific and commercial development of nucleic acid testing, or NAT. By utilizing nucleic acid probes that specifically bind to nucleic acid sequences known to be unique to target organisms, NAT enables detection of microorganisms that are difficult or time-consuming to detect with traditional laboratory methods. We have received United States Food and Drug Administration, or FDA, approvals or clearances for a broad portfolio of products that use our patented technologies to detect a variety of infectious microorganisms, including those causing sexually transmitted diseases, tuberculosis, strep throat, pneumonia and fungal infections. We estimate that currently our FDA-approved Procleix assay for human immunodeficiency virus (type 1), or HIV-1, and for hepatitis C virus, or HCV, and Procleix West Nile virus, or WNV, assay are utilized to screen over 80% of the United States donated blood supply for HIV-1, HCV and WNV. We have 26 years of nucleic acid detection research and product development experience, and our products are used daily in clinical laboratories and blood collection centers throughout the world. We were awarded a 2004 National Medal of Technology, the nation’s highest honor for technological innovation, in recognition of our pioneering work in developing NAT tests to safeguard the nation’s blood supply.

We generate revenues primarily from sales of clinical diagnostic and blood screening assays that we have developed with our proprietary technologies. We have also designed and developed, often with outside vendors, a range of instruments for use with our assays that we sell to or place with customers. Our clinical diagnostic products are marketed to clinical laboratories, public health institutions and hospitals in the United States, Canada and certain countries in Europe through our direct sales force of 39 employees. Our blood screening products are marketed and distributed worldwide by Novartis. In addition, we have agreements with Siemens (as assignee of Bayer Corporation), bioMérieux, Inc., or bioMérieux, and Fujirebio, Inc., through its subsidiary Rebio Gen, Inc., or Rebio Gen, to market products in various overseas markets. We also generate revenues through collaborations with various companies and through licensing of our patented NAT technologies.

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

We were incorporated under the laws of the state of Delaware in 1987. In September 2002, we were spun off from Chugai Pharmaceutical Co., Ltd., our former indirect parent, as a separate, stand-alone company. Our common stock began trading on The Nasdaq Global Select Market on September 16, 2002.

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

Product Development; Recent Events

We have developed and commercialized what we believe to be the world’s first fully automated, integrated, high-throughput, NAT instrument system, the TIGRIS instrument. The TIGRIS instrument can significantly reduce labor costs and contamination risks in high-volume diagnostic testing environments and it also enables large blood collection centers to individually test donors’ blood. In December 2003, we received marketing clearance from the FDA for sexually transmitted disease, or STD, testing on the TIGRIS instrument using our APTIMA Combo 2 assay that detects chlamydia and gonorrhea. The Procleix Ultrio assay for use on the TIGRIS instrument received approval to apply the Conformite Europeene, or CE, mark in December 2004, which permitted Novartis to begin commercialization of the Procleix TIGRIS instrument in the European Economic Area. In March 2007, the FDA approved the Procleix TIGRIS system to screen donated blood, organs and tissues for WNV using the Procleix WNV assay. In May 2007, the FDA approved the Procleix TIGRIS system for use with the Procleix Ultrio assay to screen donated blood, plasma, organs and tissues for HIV-1 and HCV in individual blood donations or in pools of up to 16 blood samples. In August 2008, the FDA approved the Procleix Ultrio assay to also screen donated blood, plasma, organs and tissues for hepatitis B virus, or HBV, in individual blood donations or in pools of up to 16 blood samples on the enhanced semi-automated system, or eSAS, and on the TIGRIS instrument.

In January 2008, Millipore commenced commercialization of the first MilliPROBE assay developed under our collaboration, which targets the bacterium Pseudomonas aeruginosa and is designed as an in-process, early warning system to provide faster, more effective detection of Pseudomonas aeruginosa in purified water used during drug production. The assay was designed to ensure a higher degree of water quality throughout manufacturing processes where the contaminant can be a serious quality and safety concern. We believe faster detection will enable biopharmaceutical manufacturers to reduce downstream processing risks, optimize product yields and improve final product quality.

In March 2008, we started U.S. clinical trials for our investigational APTIMA HPV assay. The investigational APTIMA HPV assay is an amplified nucleic acid test that is designed to detect 14 types of high-risk human papillomavirus, or HPV, that are associated with cervical cancer. More specifically, the assay is designed to detect two messenger ribonucleic acids, or mRNAs, that are made in higher amounts when HPV infections progress toward cervical cancer. We believe that targeting these mRNAs may more accurately identify women at higher risk of having, or developing, cervical cancer than competing assays that target HPV deoxyribonucleic acid, or DNA. We expect to enroll approximately 7,000 women in the trial. Actual enrollment, however, may vary based on the prevalence of cervical disease among women in the trial. Trial enrollment and testing are expected to take approximately two years. The APTIMA HPV assay is designed to run on our TIGRIS instrument system and on our future medium-throughput instrument platforms.

In May 2008, we launched our APTIMA HPV assay in Europe. The APTIMA HPV assay has been CE-marked for use on the TIGRIS system and our semi-automated Direct Tube Sampling, or DTS, system.

In June 2008, 3M Corporation, or 3M, discontinued our collaboration to develop rapid, molecular tests for healthcare-associated infections, or HCAIs, due to technical incompatibilities between our NAT technologies and 3M’s proprietary microfluidics instrument platform. Under the terms of the discontinued agreement, we were responsible for assay development, which 3M funded. 3M had also agreed to pay us milestones based on technical and commercial progress. We earned the first of these milestones, related to assay feasibility, in the fourth quarter of 2007. Based on the termination of the agreement, in June 2008 we recorded $2.7 million in collaborative research revenue that was previously deferred. In addition, we received $370,000 in wind-down costs in December 2008 as part of the termination of the collaboration. We are currently exploring other opportunities to commercialize our prototype assays in the HCAI field.

In January 2009, we extended the term of our blood screening collaboration with Novartis until June 30, 2025. The parties also agreed to customize our Panther instrument, a fully automated molecular testing platform now in development, for use in the blood screening market. In addition, the parties agreed to evaluate, using our technologies, the development of companion diagnostics for current or future Novartis medicines. For additional information regarding our recently revised blood screening collaboration with Novartis, see “Corporate Collaborations and Strategic Arrangements — Agreement with Novartis (formerly Chiron Corporation)” below.

In January 2009, we made a recommended cash offer to acquire Tepnel Life Sciences Plc, or Tepnel, a company registered in England and Wales, for approximately $132.2 million (based on the exchange rate described in the offer). Our offer is subject to certain conditions, including approval of the offer by a majority in number representing 75% or more in value of Tepnel’s shareholders entitled to vote with respect to the proposed transaction. If we are successful in our acquisition of Tepnel, we believe the acquisition will provide us access to growth opportunities in transplant diagnostics, genetic testing and pharmaceutical services, as well as accelerate our ongoing strategic efforts to strengthen our marketing and sales, distribution and manufacturing capabilities in the European molecular diagnostics market.

Technology

Nucleic acid testing technology is based on detection of sequences of nucleic acids, which store and transfer genetic information in living organisms. The two main types of nucleic acids are DNA and ribonucleic acid, or RNA. DNA functions as a stable repository of genetic information, while RNA typically serves to transfer the information stored within DNA to the cell’s machinery for making proteins.

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

Current Market Opportunity

Overview

The NAT market developed in response to a need for more rapid, sensitive and specific diagnostic tests for the detection of infectious microorganisms than were previously available using traditional laboratory procedures, such as culture and immunoassays. Culture methods require the growth of a microorganism in a controlled medium and can take several days or longer to yield a definitive diagnostic result. By contrast, nucleic acid probes, which specifically bind to nucleic acid sequences that are known to be unique to the target organisms, can generally deliver a diagnostic result in just hours. For example, culture tests for Mycobacterium tuberculosis can take four to eight weeks for a traditional culture-based diagnosis, compared to only a few hours for NAT. The greater sensitivity and increased specificity of NAT relative to immunoassays allows for the detection of the presence of a lower concentration of the target organism and helps clinicians distinguish between harmful and benign microorganisms, even when the organisms are closely related, reducing the potential for “false negative” results and thus the number of undiagnosed individuals or individuals who are incorrectly diagnosed as having the disease. For example, the greater sensitivity of amplified NAT allows for the rapid, direct detection of a target organism like Chlamydia trachomatis in urine, even when it is present in low concentrations.

We have focused our business on market opportunities in three segments of the NAT market, clinical diagnostics, blood screening and industrial testing. The clinical diagnostic market has historically accounted for the majority of our NAT sales. According to Sannes and Associates, Inc., our products represented approximately 60% of the total chlamydia and gonorrhea tests sold in the United States in 2008. In blood screening, we estimate that currently the Procleix HIV-1/HCV assay and WNV assay are utilized to screen over 80% of the United States donated blood supply for HIV-1, HCV and WNV.

In order to address the emerging NAT market for industrial testing, in July 2005, we entered into a collaboration agreement with GEI to develop, manufacture and commercialize NAT products designed to detect the unique genetic sequences of microorganisms for GEI’s exclusive use or sale in selected water testing applications. In August 2005, we entered into a collaboration agreement with Millipore to develop, manufacture and commercialize NAT products for rapid microbiological and viral monitoring for Millipore’s exclusive use or sale in process monitoring in the biotechnology and pharmaceutical manufacturing industries. Finally, in November 2006, we entered into a collaboration with 3M to develop, manufacture and commercialize NAT products to enhance food safety. This agreement with 3M was terminated in December 2007 and we are seeking other opportunities to commercialize our prototype assays in the food testing field.

In January 2009, we made a recommended cash offer to acquire Tepnel for approximately $132.2 million (based on the exchange rate described in the offer). Our offer is subject to certain conditions, including approval of the offer by a majority in number representing 75% or more in value of Tepnel’s shareholders entitled to vote with respect to the proposed transaction. If we are successful in our acquisition of Tepnel, we believe the acquisition will, among other things, provide us access to growth opportunities in the transplant diagnostics and genetic testing markets. Tepnel’s human leukocyte antigens, or HLA, testing products are used to match donors and recipients in anticipation of transplant surgeries, as well as in the ongoing management of transplant recipients. Tepnel also sells genetic tests for cystic fibrosis, Down Syndrome and familial hypercholesterolemia, among others.

The diagram below illustrates our understanding of the existing and emerging worldwide NAT markets, with some examples of our product targets and those of others within each category.

The Product Categories in Which We Compete

Clinical Diagnostics for the Detection of Non-Viral Microorganisms.  NAT assays are currently used to detect the microorganisms causing various STDs, including chlamydia and gonorrhea, as well as those causing various other infectious diseases, such as Mycobacterium tuberculosis, Group A Streptococcus, Group B Streptococcus and Staphylococcus aureus.

Chlamydia, the common name for the bacterium Chlamydia trachomatis, causes the most prevalent bacterial sexually transmitted infection in the United States, with an estimated 2.8 million new cases in the United States each year according to the Centers for Disease Control, or CDC. The clinical consequences of undiagnosed and untreated chlamydia infections include pelvic inflammatory disease, ectopic pregnancy and infertility. Gonorrhea, the disease caused by the bacterium Neisseria gonorrhoeae, is the second most frequently reported bacterial STD in the United States, according to the CDC. The CDC estimates that each year approximately 700,000 people in the United States contract gonorrhea. Untreated gonorrhea is also a major cause of pelvic inflammatory disease, which may lead to infertility or abnormal pregnancies. In addition, recent data suggest that gonorrhea facilitates HIV transmission. Chlamydia and gonorrhea infections frequently co-exist, complicating the clinical differential diagnosis. Because chlamydia and gonorrhea infections are often asymptomatic, screening programs are important in high-risk populations, such as sexually active men and women between the ages of 15 and 25.

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

HCV is a blood-borne pathogen posing one of the greatest health threats in developing countries. According to the World Health Organization, or WHO, approximately 80% of newly infected patients progress to develop chronic infection, which can lead to both cirrhosis and liver cancer. The WHO reports that approximately 170 million people are infected worldwide with HCV. According to the National Cancer Institute, an estimated 4.1 million people in the United States have been infected with HCV, of whom 3.2 million are chronically infected according to the CDC. Most people with chronic HCV infection are asymptomatic.

HBV remains a major public health problem worldwide, though new HBV infections per year in the United States have declined significantly since the 1980s. Chronic HBV infection can lead to the development of severe and potentially fatal complications, such as cirrhosis of the liver.

Clinical Diagnostics for the Detection of Markers for Cancer.  The field of NAT-based cancer diagnostics is an emerging market as new markers that correlate to the presence of cancer continue to be discovered. We have developed diagnostic tests designed to detect markers for prostate cancer. According to the Prostate Cancer Foundation, prostate cancer is the most common non-skin cancer in the United States, affecting an estimated one in six men.

In addition, we have also commenced a U.S. clinical trial for our investigational APTIMA HPV assay, which is designed to detect 14 types of high-risk HPV associated with cervical cancer. According to the National Cancer Institute, cancer of the cervix affects more than 500,000 women worldwide each year.

Blood Screening.  According to the WHO, each year more than 80 million units of blood are donated worldwide. Before being used for transfusion, blood must be screened to ensure that it does not contain infectious agents such as viruses. The most serious viral threats to recipients of donated blood include HIV, HCV, WNV and HBV. In the United States, most blood collection centers perform NAT screening of donated blood by taking samples from donors of blood and then combining these samples into pools of 16 samples. These pooled samples are then tested to determine whether a virus is present. If the presence of a virus is detected, additional testing is then conducted to determine which sample in the pool contains the virus. Some blood collection centers, such as the United States military, test blood donor samples individually rather than in pools. In addition, individual donor testing, or IDT, may be used during epidemic peaks.

Prior to the introduction of NAT for blood screening, blood collection centers primarily used immunoassays to determine the presence of blood-borne pathogens through the detection of virus-specific antibodies and viral antigens. These tests either directly detect the viral antigens or detect antibodies formed by the body in response to the virus. However, this response may take some time. Consequently, if the donor has not developed detectable antibodies or detectable amounts of viral antigens as of the time of the donation, recipients of that blood may be unwittingly exposed to serious disease. In the case of HIV-1, antibodies are detectable in the blood approximately

22 days after infection. With HCV, the “window period” between the time of infection and the detection of the antibodies is much longer, approximately 70 days or more. NAT technology can narrow both window periods significantly through amplification and detection of the nucleic acid material of the viruses themselves rather than requiring the development of detectable levels of antibodies or viral antigens. According to the CDC, NAT reduces the window period for HIV-1 detection from 22 days for tests relying on HIV-1 antibodies to 12 days. We believe that NAT reduces the window period for HCV detection by approximately 50%, compared to tests relying on HCV antibodies. We believe that with IDT, NAT assays may reduce the window period for HBV detection by up to 42%, compared to HBV antibody tests for detection of HBV surface antigen. We also believe that the only practical means of accomplishing IDT for HBV detection will be through the use of a fully automated instrument, such as our TIGRIS instrument.

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

Advances in automated testing.  We believe that use of automated instrumentation, such as our TIGRIS instrument designed for high-throughput customers and our development-stage Panther instrument designed for low to mid-volume customers, will facilitate growth in both the clinical diagnostics and blood screening segments of the NAT market. Non-automated NAT testing generally requires highly-skilled laboratory technologists and we believe it is becoming increasingly difficult for clinical laboratories to recruit and retain these employees. We anticipate that demand for automated testing will increase as the technology is applied to diagnose new target microorganisms, including HPV. We believe the rate of market growth for testing additional microorganisms will depend heavily upon automation, as well as continuing advances in testing methodologies that address the issues of specificity, sensitivity, contamination, ease of use, time to results and overall cost effectiveness.

Increased focus on safety of blood supply.  We believe blood collection centers will continue to focus on improving the safety of donated blood by adopting the most advanced blood screening technologies available. In addition, we believe that certain blood screening markets are trending from pooled testing of large numbers of donor samples to smaller pool sizes. We have already observed this trend with respect to certain sales internationally. In addition, certain blood collection centers may seek to adopt IDT for some or all organisms under certain conditions, rather than the testing of pooled samples, as automated instrumentation technologies make such testing feasible. During the peak period of the WNV season in 2007, for example, various blood collection centers used our technology and WNV assay for IDT.

Demand for improved diagnostic tests for cancer.  New markers that correlate to the presence of cancer cells continue to be discovered, and we believe that once these markers have been clinically validated, there will be a large market for NAT-based cancer diagnostic products. In November 2006, we launched our CE-marked PROGENSA PCA3 assay, a prostate-cancer specific molecular diagnostic test, in the European Economic Area. Analyte specific reagents, or ASRs, for detection of the PCA3 gene are also available in the United States. ASRs comprise a category of individual reagents utilized by clinical laboratories to develop and validate their own diagnostic tests. We acquired exclusive worldwide diagnostic rights to the PCA3 gene from DiagnoCure, Inc., or DiagnoCure, in November 2003. In addition, in May 2006, we entered into a license agreement with the University of Michigan for exclusive worldwide rights to develop diagnostic tests for genetic translocations that have been shown in preliminary studies to be highly specific for prostate cancer tissue. In 2007, we received an aggregate of $3.6 million in awards for the development of improved cancer diagnostic assays from the U.S. Army Medical Research and Material Command, which actively manages research programs for the Department of Defense.

In March 2008, we started U.S. clinical trials for our investigational APTIMA HPV assay. The investigational APTIMA HPV assay is an amplified nucleic acid test that is designed to detect 14 types of high-risk HPV that are associated with cervical cancer. More specifically, the assay is designed to detect two mRNAs that are made in higher amounts when HPV infections progress toward cervical cancer. We believe that targeting these mRNAs may more accurately identify women at higher risk of having, or developing, cervical cancer than competing assays that target HPV DNA. In addition, in May 2008, we launched our APTIMA HPV assay in Europe. The APTIMA HPV assay has been CE-marked for use on the TIGRIS system and our DTS system.

Emerging opportunities in industrial testing market for rapid molecular methods.  We believe that significant new opportunities are emerging for NAT-based products in various industrial market segments, including quality control testing in biopharmaceutical and beverage manufacturing processes and testing for harmful contaminants in the environment and industrial water. We believe the move to rapid molecular methods is being driven by economic factors, as well as regulatory factors such as the FDA’s Process Analytical Technology initiative, to encourage pharmaceutical companies to adopt rapid methods to test their manufacturing processes for the presence of objectionable organisms. We believe our collaborations with GEI and Millipore will facilitate our development of new products for, and access to, these new markets. Millipore launched the first such product under our collaboration in January 2008.

We believe additional emerging non-clinical markets for NAT include food testing, personal care products manufacturing processes and bioterrorism detection testing. Today, these markets predominately use traditional methods for microbiological testing, such as culture. However, we believe NAT testing has the potential to provide more rapid and efficient tests in these markets. Here again, we believe regulatory factors will play a role in shifting to molecular testing methods. In November 2007, for example, the FDA released a Food Protection Plan that advocates the validation and implementation of real-time diagnostic methods that allow for rapid, on-site analysis of food samples. We are currently seeking opportunities to commercialize our prototype assays in the food testing field that were developed under our collaboration with 3M, which terminated in December 2007.

Development of other emerging markets for NAT technology.  We believe markets will continue to develop for new applications of NAT technology in other clinical and non-clinical fields. Among clinical fields, we believe NAT technology will be utilized in new applications such as genetic predisposition testing and pharmacogenomics, which involves the study of the relationship between nucleic acid sequence variations in an individual’s genome and the individual’s response to a particular drug.

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

Genetic testing to identify individuals at risk of certain diseases and pathological syndromes is emerging as an additional market for NAT technology. Nucleic-acid based testing for SNPs and other genetic anomalies can be used to determine an individual’s predisposition to such conditions as thrombosis or bloodclotting. Our license of bioMérieux’s intellectual property rights for the factor V and prothrombin mutation tests could allow us to access this market.

Improvements in detection technologies.  Many current amplified nucleic acid tests provide an “end point” result, requiring that the amplification and detection processes be completed before a result is obtained. New technology permits kinetic or “real-time” detection of target analytes as amplification proceeds, permitting conclusions to be drawn before the amplification process is complete, and thereby reducing the time to result. Real-time detection methods are also capable of providing both a qualitative and quantitative result from a single test. Several companies have introduced initial real-time products. For example, Abbott Laboratories has been approved to apply the CE mark to a real-time test for the simultaneous detection of Chlamydia trachomatis and Neisseria gonorrhoeae, allowing the test to be marketed in the European Economic Area. In April 2005, Roche was approved to apply the CE mark to its real-time COBAS AmpliPrep/COBAS TaqMan tests for HIV-1, HCV, and HBV. Roche was also approved to apply the CE mark to a real-time test for Chlamydia trachomatis. We intend to develop assays for our collaborations with GEI and Millipore using real-time technology. Millipore launched the first such product under our collaboration in January 2008. In addition, our prototype assays in the food testing and HCAI fields developed under our former collaborations with 3M incorporate real-time technology.

Our Competitive Strengths

Our competitive strengths form the foundation for our business and we believe position us to compete effectively within the NAT market.

Proprietary Core Technologies

We believe that we have developed one of the broadest portfolios of NAT technologies in the industry. Our products incorporate these technologies, which, in combination, have significantly advanced our NAT assays, and we believe can make them more specific, more sensitive, easier to use and faster to result than products based on competing NAT technologies. For example, our proprietary TMA technology offers some significant advantages over other available amplification methods, including Polymerase Chain Reaction, or PCR. We believe TMA technology allows our products to offer a higher degree of sensitivity, less risk of contamination and greater ease of use than our competitors’ amplified products. We believe our target capture technology, which is used to extract either molecules with specific target sequences or all genetic material from a complex clinical specimen, can remove inhibitory substances that interfere with amplification, can be easily automated, and can be performed quickly. In the past, we have leveraged our core technologies to develop products that have achieved leading positions in new NAT markets, such as blood screening and STD testing. We plan to continue to use our core NAT technologies, and technologies that we may acquire, as a platform for the development of additional products addressing opportunities in existing and emerging segments of the NAT market.

Extensive Range of FDA-Approved Products and Intellectual Property Portfolio

We believe that we are unique in offering our customers a broad range of both non-amplified and amplified NAT assays, as well as multiple instruments on which to perform these assays. Our expertise in NAT products has enabled us to develop FDA-approved products for the detection of microorganisms causing infectious diseases. In February 2002, we received FDA approval for the Procleix HIV-1/HCV assay. In December 2005, the FDA approved our WNV assay for use on eSAS to screen donated human blood for WNV, and in March 2007 we received approval of our WNV assay for use on the TIGRIS instrument. In October 2006 and May 2007, the FDA granted marketing approval for use of the Procleix Ultrio assay on eSAS and TIGRIS, respectively, to screen donated blood, plasma, organs and tissue for HIV-1 and HCV in individual blood donations or in pools of up to 16 blood samples. In August 2008, the FDA approved the Procleix Ultrio assay to also screen donated blood, plasma, organs and tissues for HBV in individual blood donations or in pools of up to 16 blood samples on eSAS and on the TIGRIS system. Our FDA-approved NAT assays are currently performed on our proprietary luminometers and DTS and TIGRIS (in the case of our APTIMA Combo 2 and WNV assay) instruments. As of December 31, 2008, we had more than 470 United States and foreign patents covering our products and technologies, and we proactively pursue an aggressive patent strategy designed to protect both existing products and new innovations.

Innovative Product Research and Development

As of December 31, 2008, our research and development group consisted of 227 full-time employees, 97 of whom hold advanced degrees. From our PACE family of products to our amplified APTIMA Combo 2 assay, which are sufficiently sensitive to be able to detect both chlamydia infections and gonorrhea in urine samples from symptomatic or asymptomatic patients, the Procleix Ultrio assay that detects HIV-1, HCV and HBV in donated blood, and our CE-marked APTIMA HPV assay that is designed to detect 14 types of high-risk HPV that are associated with cervical cancer, our scientists have developed proprietary assays that have brought significant innovation to the market for clinical diagnostics and blood screening. To complement these products, we have developed and continue to develop automated instrumentation technologies that enable our customers to increase throughput while improving accuracy in a cost-effective manner. We have developed, and launched in 2004, what we believe to be the world’s first fully automated, integrated, high-throughput, NAT instrument system, known as the TIGRIS instrument. We are currently developing a new automated instrument platform, called the Panther instrument system, designed for low to mid-volume customers. In addition, under our license agreement with Qualigen, Inc., or Qualigen, we have conducted feasibility research and development for a closed unit dose assay, or CUDA, instrument and an associated reagent pouch, which we believe may offer potential advantages in industrial testing and other applications. We were awarded a 2004 National Medal of Technology, the nation’s highest honor for technological innovation, in recognition of our pioneering work in developing NAT tests to safeguard the nation’s blood supply.

Brand Recognition

We believe that we benefit from significant brand name recognition and customer loyalty among laboratories, blood collection agencies and physicians in the market for NAT assays. We believe our history of technological innovation, quality manufacturing, comprehensive sales capabilities and commitment to customer support has resulted in customer satisfaction and retention. We estimate that greater than 95% of our STD product sales during 2008 were to repeat customers. We believe that our brand name also facilitates market acceptance of our new products, providing us with opportunities for growth. Based on information we receive from Novartis, we believe that since 1998 the Gen-Probe/Novartis collaboration has been the sole supplier of NAT assays for blood screening to the American Red Cross, which we believe exemplifies our standing in the industry.

Sales and Technical Support Capabilities

As of December 31, 2008, our direct sales force consisted of 39 employees and a 47 member technical field support group. Our direct sales force targets the United States, Canada and certain countries in Europe. We believe that these individuals comprise one of the most knowledgeable and effective sales and support organizations in the molecular diagnostics industry. Our sales representatives have an average of approximately 17 years of overall sales experience, with an average of approximately 11 years focused on sales of NAT products. We view our long-standing relationships with laboratory customers and the value-added services that our sales force and technical field specialist group offer, including technical product assistance, customer support and new product training, as central to our success in the United States clinical diagnostics market. We complement our sales force with leading international distributors and the direct sales organizations of our collaborative partners.

Regulatory and Quality Assurance Experience

Our products, design control and manufacturing processes are regulated by numerous third parties, including the FDA, foreign governments, independent standards auditors and customers. Our team of 139 regulatory, clinical and quality assurance professionals has successfully led us through multiple quality and compliance inspections and audits. We began production in our blood screening product manufacturing facility in 1999. This facility meets the strict standards set by the FDA’s Center for Biologics Evaluation and Research, or CBER, for the production of blood screening products. In addition, we have obtained EN 13485 certification from TÜV Rheinland of North America, a leader in independent testing and assessment services. In addition, our regulatory and quality assurance departments have coordinated audits by Lloyds Register Quality Assurance leading to EN ISO 13485, EN ISO 9001, EN ISO 14001 and OHSAS 18001 certifications for our wholly owned U.K. subsidiary, Molecular Light Technology Research Limited. We believe our expertise in regulatory and quality assurance and our manufacturing facilities enable us to efficiently and effectively design, manufacture and secure approval for new products and technologies that meet the standards set by governing bodies and our customers.

Our Growth Strategy

We have successfully created and maintained a leadership position in a number of segments of the NAT testing market. From this strong position, we plan to grow our business through the following strategies:

Establish Leadership Positions in New Markets by Leveraging Our Core Technologies

We have had a successful track record in identifying new product and market opportunities and becoming the market leader in a number of NAT testing segments by providing innovative product solutions based on our proprietary technology base. In the past, we have utilized our patented technology portfolio, innovation and market development expertise to establish leadership positions in areas such as chlamydia and gonorrhea testing. Our ability to strategically identify and assume leadership roles in new markets was evidenced by our entrance into the blood screening market. We successfully developed the first FDA-approved NAT assay for HIV-1/HCV detection, the Procleix HIV-1/HCV assay, which we estimate is currently being used to screen more than 80% of the United States blood supply.

We are exploring opportunities to develop new products for emerging NAT markets. We acquired exclusive worldwide diagnostic rights to the PCA3 gene from DiagnoCure in November 2003. In addition, in May 2006, we entered into a license agreement with the University of Michigan for exclusive worldwide rights to develop diagnostic tests for genetic translocations that have been shown in preliminary studies to be highly specific for prostate cancer tissue. In November 2006, we CE marked our PROGENSA PCA3 assay, a prostate-cancer specific molecular diagnostic test, allowing it to be marketed in the European Economic Area. Our ASRs for detection of the PCA3 gene are also available in the United States.

We also have two collaborations in the industrial testing market. We believe our collaborations with GEI and Millipore, pursuant to which each will manage worldwide commercialization of any products resulting from the respective collaboration, will enable us to access large customer bases in the markets for industrial-water and biopharmaceutical process testing, respectively. In January 2008, Millipore commenced commercialization of the first MilliPROBE assay under our collaboration, which targets the bacterium Pseudomonas aeruginosa and is designed as an in-process, early warning system to provide faster, more effective detection of Pseudomonas aeruginosa in purified water used during drug production.

In November 2007 and June 2008, 3M discontinued our collaborations for the development and commercialization of NAT products to enhance food safety and for HCAIs, respectively. Prior to the termination of these collaborations, we achieved certain technical milestones with our prototype assays, entitling us to payments from 3M of $2.0 million relating to our prototype assays to enhance food safety and $2.7 million relating to our prototype HCAI assays. We are currently exploring other opportunities to commercialize our prototype assays in these fields.

Deliver Proprietary Automated and Fully Integrated Systems for NAT Assays

We intend to continue to develop instruments that complement our existing and anticipated product lines for use in clinical diagnostics, blood screening and industrial testing. The TIGRIS instrument is designed to significantly reduce the time, labor costs, risk of contamination and complexity associated with performing NAT assays. The automation and increased throughput of the TIGRIS instrument enables blood collection centers to process the large testing volumes necessary to screen each individual unit of donated blood for the presence of life-threatening viruses. In addition to the TIGRIS instrument, we are currently developing our Panther instrument system, a new automated instrument platform designed for low to mid-volume customers. We believe this approach of providing our customers with the latest generation of systems solutions will allow us to reinforce our market position and brand recognition and to penetrate new markets.

Expand Our Clinical Diagnostics and Blood Screening Businesses with New Products

We intend to continue to broaden our product offerings through the introduction of new products to serve the clinical diagnostics and blood screening markets. With an aim to expand our offerings in the clinical diagnostics field, we started U.S. clinical trials for our investigational APTIMA HPV assay in March 2008. The investigational APTIMA HPV assay is an amplified nucleic acid test that is designed to detect 14 types of high-risk HPV that are associated with cervical cancer and is designed to run on our TIGRIS instrument system and on our future medium-throughput instrument platforms. In May 2008, we launched our APTIMA HPV assay in Europe, which has been CE-marked for use on the TIGRIS system and our DTS system.

We use a systems approach to product development, which involves combining elements of our core proprietary technologies to create products that best meet our customers’ needs. For example, the Procleix Ultrio assay, which we developed in collaboration with Novartis, adds an assay for HBV to the previously approved Procleix HIV-1/HCV assay and is designed to detect the presence of all known HIV-1 groups and subtypes and HCV and HBV genotypes in human plasma during the very early stages of infection, when those agents are present but cannot be detected by immunoassays. The Procleix Ultrio assay uses our target capture, TMA and Dual Kinetic Assay, or DKA, technologies.

By understanding how our technologies complement one another and by combining reagents in our new products, we expect to capitalize on the substantial product development work that we invested in existing products. We believe that this approach and our experience in bringing FDA-cleared products to market will reduce development cycle times for new products, which, in turn, will help us expand our menu of clinical diagnostic and blood screening products.

Pursue Future Licensing and Acquisition Opportunities

We continually evaluate technology and other acquisition opportunities, and have historically supplemented our internal research and development efforts by obtaining licenses to new technologies. To maintain our leadership position in NAT testing, we intend to selectively obtain rights to complementary technologies through licenses and pursue corporate acquisitions. For us to enter emerging NAT markets such as cancer testing, genetics, pharmacogenomics and industrial testing, we may need to obtain rights both to new technologies and to disease markers that are discovered and clinically validated by third parties. For example, in 2003, we signed a license and collaboration agreement with DiagnoCure to develop an innovative urine test to detect the PCA3 gene marker for prostate cancer. In May 2006, we entered into a license agreement with the University of Michigan for exclusive worldwide rights to develop diagnostic tests for genetic translocations that have been shown in preliminary studies to be highly specific for prostate cancer tissue.

In June 2008, following a bid by Solvay Pharmaceuticals, we launched a conditional counterbid to acquire Innogenetics NV, a Belgian molecular diagnostics company. We subsequently withdrew our counterbid to acquire Innogenetics in July 2008, following the submission by Solvay Pharmaceuticals of a higher bid.

In January 2009, we made a recommended cash offer to acquire Tepnel for approximately $132.2 million (based on the exchange rate described in the offer). Our offer is subject to certain conditions, including approval of the offer by a majority in number representing 75% or more in value of Tepnel’s shareholders entitled to vote with respect to the proposed transaction. If we are successful in our acquisition of Tepnel, we believe the acquisition will provide us access to growth opportunities in transplant diagnostics, genetic testing and pharmaceutical services, as well as accelerate our ongoing strategic efforts to strengthen our marketing and sales, distribution and manufacturing capabilities in the European molecular diagnostics market.

Pursue Collaborative Relationships to Accelerate New Product Development and Enhance Our Global Marketing Capabilities

We will pursue collaborative relationships that enable us to implement our strategies, particularly with respect to the development of new products and entry into new markets. We seek to partner with industry leaders who can offer access to intellectual property or who can complement our commercialization capabilities by distributing co-developed products through their sales organizations. For example, our collaboration with Novartis for the blood screening market has allowed us to combine our NAT technology with Novartis’ patent portfolio relating to HIV and HCV and to leverage Novartis’ distribution and sales resources. Further, we believe our collaborations with GEI and Millipore, pursuant to which each will manage worldwide commercialization of any products resulting from the respective collaboration, will enable us to access large customer bases in the markets for industrial-water and biopharmaceutical processes testing, respectively. In addition, we are currently exploring other opportunities to commercialize our HCAI and food testing prototype assays that were developed under our former collaborations with 3M.

Our Proprietary NAT Technologies

We have developed technologies that make NAT assays practical and effective for commercial use, thereby overcoming many of the limitations of previous DNA probe assays that restricted their use to research laboratories. Our products incorporate a combination of patented technologies that have significantly advanced NAT assays, and can make them more specific, more sensitive, easier to use and faster to result than products based on competing technologies. These technologies include the following:

•	targeting of ribosomal RNA, or rRNA;

•	target capture/nucleic acid extraction technology;

•	Transcription-Mediated Amplification technology, or TMA;

•	chemiluminescent detection using Hybridization Protection Assay and DKA technologies;

•	fluorescent real-time detection technology; and

•	APTIMA technology.

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

Targeting Ribosomal RNA.  We have developed and patented a technique that detects and identifies organisms by targeting their rRNA. The major benefits in targeting rRNA include the following:

•	Each bacterial cell contains up to 10,000 copies of rRNA, as compared with only a few copies of DNA. Most of our competitors’ NAT assays target DNA, which is present in only one or two copies in each target organism cell. Therefore, by using a probe that hybridizes to rRNA, the sensitivity of the test is increased thousands of times. This has allowed us to develop indirect and direct probe tests that are used with cultured samples or samples drawn directly from the patient;

•	The high number of rRNA targets also offers significant advantages when target-amplified assays are used. When very small numbers of organisms are present in a sample, they may not be present in the portion of the sample used for the assay, despite being present in the sample. This would result in a negative test result. By breaking open the organism prior to sampling, the multiple copies of rRNA targets are dispersed throughout the sample volume and the likelihood of detecting them is increased many fold. Thus, the likelihood of obtaining a false negative result is significantly less than is the case when DNA is targeted;

•	rRNA molecules naturally exist as single strands that can directly hybridize with our chemiluminescent; and labeled DNA probes. This is in contrast to most DNA targets, which exist as double strands that must be separated before a probe can bind. These separated DNA strands tend to hybridize to each other rather than to the DNA probe, thus limiting the amount of DNA probe that can bind and the overall sensitivity of the test; and

•	rRNA molecules unique to the organism are present in all bacteria, fungi and parasites. This gives us the ability to design diagnostic products for emerging infectious diseases caused by these pathogens.

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

We have developed target capture techniques to immobilize nucleic acids on magnetic beads by the use of a “capture probe” that attaches to the bead and to the target nucleic acid. We use a magnetic separation device to concentrate the target by drawing the magnetic beads to the sides of the sample tube, while the remainder of the sample is washed away and removed. When used in conjunction with our patented amplification methods, target capture techniques concentrate the nucleic acid target(s) and also remove materials in the sample that might otherwise interfere with amplification.

Target capture offers the following benefits:

•	concentration of nucleic acid target(s) from large volume samples, without the need for centrifugation steps;

•	elimination of potential inhibitors of amplification;

•	increased ability to test a variety of clinical samples, including urine and blood;

•	capture of multiple targets by using capture probes that hybridize to one or more specific nucleic acid sequences; and

•	enhanced specificity through selective capture of target and removal of contaminants that may produce a false positive signal.

Transcription-Mediated Amplification.  The goal of amplification technologies is to produce millions of copies of the target nucleic acid sequences that are present in samples in small numbers, which can then be detected using DNA probes. Amplification technologies can yield results in only a few hours versus the several days or weeks required for traditional culture methods.

Many amplification-based NAT assays used routinely in clinical laboratories utilize a technology known as PCR to amplify DNA. With additional steps, PCR also can be used to amplify RNA. Since most organisms contain only one or two copies of DNA, there are fewer target molecules to initiate amplification when DNA targets are used, and sometimes amplification does not begin at all. In such cases, assays using PCR can fail to produce results. PCR also uses repeated heating and cooling steps, requiring complex and expensive thermocyclers. Because PCR produces large amounts of DNA, which, unlike RNA, is a stable molecule, there is an increased risk of cross-contamination from one PCR assay to another, potentially leading to a high number of false positive results.

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

TMA offers the following benefits:

•	The TMA process takes place in one tube at one temperature without the need of thermocyclers required by PCR. All reagents are added to the tube and nothing is removed. This makes the test simpler to use and suitable for automation, and it minimizes the possibility of carry-over contamination and false positive test results;

•	The RNA nucleic acid that is synthesized in the TMA reaction, or amplicon, is much more unstable when outside the reaction tube than the DNA that is produced in the PCR method. This instability of the TMA amplicon in the general laboratory environment reduces the possibility of carry-over contamination;

•	TMA is able to amplify RNA and DNA targets, whereas PCR requires additional reagents and steps to amplify RNA; and

•	TMA can be used in end-point chemiluminescent assays as well as “real-time” qualitative and quantitative fluorescent assays.

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

Our DKA technology uses two types of AE molecules — one that “flashes” and another one that “glows.” By using DKA, we have created NAT assays that can detect two separate targets simultaneously.

Fluorescent Real-Time Detection Technology.  In addition to HPA chemiluminescent detection assays, we have developed a series of real-time fluorescent assay systems. These assays couple TMA, or versions of TMA, with fluorescent probe detection that gives reduced times of appearance of fluorescent outputs with increasing amounts of input amplified target nucleic acid. In these assay formats, amplification and detection take place simultaneously. As a result, the total time necessary to obtain a result can be reduced significantly. We have several types of probes for these assays, including probes that we have patented and probes that we have licensed from third parties.

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

Clinical Diagnostic Products for the Detection of Non-Viral Microorganisms

We have developed FDA-approved amplified and non-amplified NAT assays that detect non-viral micro-organisms primarily for use in clinical diagnostics. We have established a market-leading position in non-amplified NAT assays, particularly with respect to assays for the detection of chlamydia and gonorrhea, and we have obtained FDA approvals for amplified STD tests to compete in that market segment. Our principal products for the detection of non-viral microorganisms include our non-amplified AccuProbe and PACE family of products and our amplified Mycobacterium Tuberculosis Direct Test and amplified APTIMA products, as set forth below.

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
November 1989
October 1990
November 1989
February 1990
March 1990
November 1989
November 1990
May 1990

August 1990
April 1990
August 1990
November 1990
April 1990
November 1989
August 1990
August 1990
			June 1990	Gen-Probe — North America bioMérieux, Rebio Gen and other distributors — Rest of World

			FDA	Commercial
Product Line	Principal Technologies	Target Microorganism	Clearance/Approval	Distribution
GASDirect	Non-amplified detection of rRNA from a swab sample by Hybridization Protection Assay	Group A Streptococcus	March 1994	Gen-Probe — North America bioMérieux, Rebio Gen and other distributors — Rest of World

PACE Product Family	Non-amplified detection of rRNA from patient sample by Hybridization Protection Assay	Chlamydia trachomatis and Neisseria gonorrhoeae, including combined detection	PACE — December 1987 PACE 2 — April 1992 PACE 2C — October 1994	Gen-Probe — North America bioMérieux, Rebio Gen and other distributors — Rest of World

Mycobacterium Tuberculosis Direct Test (or MTD)	Transcription-Mediated Amplification of rRNA in patient sample and detection by Hybridization Protection Assay	Mycobacterium tuberculosis	December 1995	Gen-Probe — North America bioMérieux, Rebio Gen and other distributors — Rest of World

APTIMA Combo 2	Target Capture, Transcription-Mediated Amplification of rRNA and detection by Dual Kinetic Assay	Chlamydia trachomatis and Neisseria gonorrhoeae	May 2001	Gen-Probe — North America Europe Rebio Gen — Japan

APTIMA CT APTIMA GC	Target Capture, Transcription-Mediated Amplification of rRNA and detection by Dual Kinetic Assay	Chlamydia trachomatis and Neisseria gonorrhoeae	December 2004 March 2005	Gen-Probe — North America Europe

APTIMA Trichomonas ASR	Target Capture, Transcription-Mediated Amplification of rRNA	Trichomonas vaginalis	Not required	Gen-Probe — U.S.

AccuProbe Products.  Our AccuProbe Culture Identification products are powerful tools for the identification of mycobacterial, fungal and bacterial pathogens, with sensitivities and specificities approaching 100% in most cases. These products allow for the detection of target organisms from primary cultures, eliminating the additional labor of purifying secondary cultures. All AccuProbe Culture Identification assays are based on our HPA technology. All of our AccuProbe Culture Identification tests follow a standard format, use common reagents and do not require highly trained technical personnel. Results are obtained utilizing our luminometers, which are easy to use and offer precise readings. In addition, the convenient packaging provides extended stability and shelf life. As part of our AccuProbe Culture Identification product line, we have also developed a procedure to detect GBS from broth culture. The assay demonstrates near 100% sensitivity and specificity when testing broth samples after 24 hours of incubation. Our products address the market need for a more rapid, direct test procedure for GBS that can be used to effectively screen women during pregnancy and to provide prompt results when testing is performed just before delivery.

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

Mycobacterium Tuberculosis Direct Test.  Amplification is particularly important when detecting pathogens present at low levels, as is often the case with tuberculosis. Culture tests for TB can take four to eight weeks for a preliminary result. Our amplified Mycobacterium Tuberculosis Direct, or MTD, test has sensitivity similar to a culture test but can detect the TB pathogen within a few hours. The test is performed directly on a patient sample, and can be used to quickly differentiate between TB and other mycobacteria, resulting in reduced isolation time and treatment of an infected patient. Our MTD test was the first amplified NAT assay for obtaining same day results from sputum samples.

APTIMA Combo 2.  To meet market demand for amplified STD assays, we developed our APTIMA Combo 2 assay, which received FDA clearance in May 2001 and was launched commercially in August 2001. Acceptance of first generation amplified tests was adversely affected by the complexity of the methodology and the lack of a format suitable for use in the average laboratory. APTIMA Combo 2, which uses second generation amplification technologies, allows us to overcome these barriers. The test offers superior performance and ease of use, including the use of a penetrable cap that eliminates the need to uncap samples prior to testing and a sample transport medium that preserves the integrity of the sample for several weeks at room temperature.

We believe the assay is ideally suited to test specimens from both symptomatic and asymptomatic individuals. Symptomatic individuals typically have large amounts of the microorganism present at the infection site, while patients who are asymptomatic typically have much lower levels of the microorganism present at the infection site.

In addition to amplification technology, our APTIMA Combo 2 assay utilizes our target capture HPA and DKA technologies. APTIMA Combo 2 will qualitatively detect and differentiate rRNA from Chlamydia trachomatis and Neisseria gonorrhoeae bacteria. This continues the “one test, two results” advantage we first provided with our PACE 2C non-amplified assay for chlamydia infections and gonorrhea. We believe we are in a unique position to provide both amplified and non-amplified NAT assays for these infections. This allows us to compete effectively in the STD testing market and to provide the appropriate NAT solution to meet the needs of many different customers.

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

In August 2005, the FDA granted marketing clearance to use the APTIMA Combo 2 assay to test for Chlamydia trachomatis and Neisseria gonorrhoeae from liquid Pap specimens collected and processed with Cytyc Corporation’s ThinPrep® 2000 system. This new use provides physicians the convenience of intercepting chlamydia and gonorrhea from the same sample collected for the ThinPrep® Pap Test. The Pap test remains the most widely used screening test in the United States for the early detection of cervical cancer. Approximately 50 million Pap tests are performed annually in the United States, approximately 90% of which are from liquid PAP specimens.

Other APTIMA Products — APTIMA CT, APTIMA GC and APTIMA Trichomonas ASR.  To provide our customers with greater flexibility for their STD testing needs, we also have developed individual APTIMA assays to separately detect the presence of Chlamydia trachomatis and Neisseria gonorrhoeae, which received FDA approval in December 2004 and March 2005, respectively. In October 2006, the FDA granted marketing clearance to run our stand-alone APTIMA assays for Chlamydia trachomatis and Neisseria gonorrhoeae on the TIGRIS instrument. We have also developed ASRs to detect the parasite Trichomonas vaginalis. Trichomoniasis is one of the most common sexually transmitted diseases in the United States that mainly affects sexually active women. It is estimated by the CDC that 7.4 million new cases occur annually in the United States.

Clinical Diagnostic Products for the Detection of Viral Microorganisms

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

ASR for Quantitative HCV Testing.  We have also developed, through our collaboration with Siemens, ASRs to quantitatively determine the amount of HCV present in a sample. These ASRs and general purpose reagents currently are provided by Siemens to Quest Diagnostics Incorporated, a leading national diagnostics company.

Clinical Diagnostic Products for the Detection of Markers for Cancer

PROGENSA PCA3 Assay and ASRs.  In November 2006, we CE-marked our PROGENSA PCA3 assay, allowing it to be marketed in the European Economic Area. This gene-based test is designed to detect the over expression of PCA3 mRNA in urine. Studies have shown that, in greater than 90 percent of prostate cancer cases, PCA3 is extremely over-expressed (65-fold on average) in prostate cancer cells compared to normal cells, indicating that PCA3 may be a useful biomarker for prostate cancer. DiagnoCure is the exclusive worldwide licensee for all diagnostic and therapeutic applications of the gene. We acquired exclusive worldwide diagnostic rights to the PCA3 gene from DiagnoCure in November 2003. We currently plan to modify our existing PCA3 assay for use with our investigational Panther instrument system. As of December 31, 2008, five clinical laboratory customers in the United States had completed validation of TMA assays for PCA3 and PSA using our ASRs and general purpose reagents.

APTIMA HPV Assay.  We have developed an APTIMA HPV assay that is designed to detect 14 types of high-risk HPV associated with cervical cancer. More specifically, the assay is designed to detect two messenger RNAs that are made in higher amounts when HPV infections progress toward cervical cancer. According to the National Cancer Institute, cancer of the cervix affects more than 500,000 women worldwide each year. In March 2008, we commenced our U.S. clinical trials for our APTIMA HPV assay. In addition, in May 2008 we launched our APTIMA HPV assay in Europe.

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

Blood Screening Products

		Target	FDA	Commercial
Product Line	Principal Technologies	Microorganism(s)	Clearance/Approval	Distribution
Procleix HIV-1/ HCV Assay	Target Capture, Transcription-Mediated Amplification of viral RNAs, detection by Dual Kinetic Assay	HIV-1 and HCV in donated blood, plasma, organs and tissues	February 2002	Novartis — Worldwide
Procleix WNV Assay	Target Capture, Transcription-Mediated Amplification of viral RNAs, detection by Dual Kinetic Assay	WNV in donated blood, plasma, organs and tissues	December 2005	Novartis — U.S.
Procleix Ultrio Assay	Target Capture, Transcription-Mediated Amplification of viral RNAs, detection by Dual Kinetic Assay	HIV-1, HCV and HBV in donated blood, plasma, organs and tissues	October 2006 (without blood screening claim for HBV) August 2008 (with blood screening claim for HBV)	Novartis — Worldwide

In 1998, in collaboration with Chiron (now Novartis), we were selected by The American Red Cross to provide an HIV-1/HCV assay for testing pooled blood samples under an Investigational New Drug application, or IND, filed with the FDA. The American Red Cross is the largest supplier of blood, plasma and tissue products in the United States. The Gen-Probe/Novartis collaboration subsequently entered into similar arrangements with America’s Blood Centers and American Independent Blood Centers. As a result of these and other implementations, we estimate that the Procleix HIV-1/HCV assay is currently utilized to screen over 80% of the United States donated blood supply.

The FDA approved our Biologic License Application, or BLA, for the Procleix HIV-1/HCV assay in February 2002. As a result of FDA approval, in the second quarter of 2002 Novartis began to sell the assay at commercial prices to United States customers, which resulted in our recognizing increased revenues. Regulations adopted by the European Union, or EU, require all imported in vitro diagnostic products, including our existing blood screening assays, to be registered and contain the “CE” mark. We received CE mark approval for our initial Procleix HIV-1/HCV blood screening assay in February 2003.

As noted above, most blood collection centers currently screen donated blood by taking samples from individual donors and then conducting a nucleic acid test on the pooled samples. The Procleix HIV-1/HCV assay is performed on the eSAS instrument system, which provides sufficient throughput for screening pooled samples of donated blood.

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

In October 2006 and May 2007, the FDA granted marketing approval for use of the Procleix Ultrio assay on eSAS and TIGRIS, respectively. The Procleix Ultrio assay was approved to screen donated blood, plasma, organs and tissue for HIV-1 and HCV in individual blood donations or in pools of up to 16 blood samples. The systems and assay also detect HBV in blood donations that are HBV-positive based on serology tests for HBV surface antigen and core antibodies. In August 2008, the FDA approved the Procleix Ultrio assay to also screen donated blood, plasma, organs and tissues for HBV in individual blood donations or in pools of up to 16 blood samples on eSAS and on the TIGRIS system.

On December 1, 2005, the FDA granted marketing approval for the Procleix WNV assay on eSAS to screen donated human blood. The 510(k) clearance of eSAS for use with the WNV assay was granted prior to the assay’s approval. In March 2007, the FDA approved the Procleix TIGRIS system to screen donated blood, organs and tissues for WNV using the Procleix WNV assay.

Products for Emerging Diagnostic and Industrial Testing Applications

With an aim to expand our offerings in the industrial testing market, we entered into an exclusive collaboration agreement with 3M in November 2006 to develop rapid molecular assays for the food testing industry. In addition, with an aim to expand our offerings in the clinical diagnostics market, we entered into a separate exclusive collaboration agreement with 3M in April 2007 to develop and commercialize rapid nucleic acid tests to detect certain dangerous HCAIs, such as methicillin-resistant Staphylococcus aureus. In November 2007, 3M informed us that it no longer intended to fund our collaboration to develop rapid molecular assays for the food testing industry. In June 2008, 3M discontinued our collaboration to develop rapid, molecular tests for HCAIs due to technical incompatibilities between our NAT technologies and 3M’s proprietary microfluidics instrument platform. Prior to the termination of these collaborations, we achieved certain technical milestones with our prototype assays, entitling us to payments from 3M of $2.0 million relating to our prototype assays to enhance food safety and $2.7 million relating to our prototype assays for HCAIs. We are currently exploring other opportunities to commercialize our prototype assays in these fields.

In January 2008, Millipore commenced commercialization of the first MilliPROBE assay under our collaboration, which targets the bacterium Pseudomonas aeruginosa and is designed as an in-process, early warning system to provide faster, more effective detection of Pseudomonas aeruginosa in purified water used during drug production. The assay is designed to ensure a higher degree of water quality throughout manufacturing processes where the contaminant can be a serious quality and safety concern. We believe faster detection will enable biopharmaceutical manufacturers to reduce downstream processing risks, optimize product yields and improve final product quality.

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

The TIGRIS instrument is designed to reduce the time, labor costs, risk of contamination and complexity associated with performing NAT assays and blood screening. The throughput of the TIGRIS instrument is sufficient to allow high volume testing of individual blood donations, rather than pooled donor samples. The TIGRIS instrument is being utilized in numerous blood banks, as well as clinical diagnostic laboratories, which we believe is helping to drive our growth in the STD testing market. We intend to develop additional NAT assays that can be performed on the TIGRIS instrument.

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

Luminometers

Our LEADER series of luminometers, designed in conjunction with MGM Instruments, Inc., are used with our PACE, AccuProbe and APTIMA products. Utilizing advanced chemiluminescent detection, our luminometers provide high sensitivity, speed, accuracy and ease-of-use. Currently, there is an installed base of over 2,100 of our luminometers worldwide. The LEADER series can accommodate the throughput needs of low-volume testing laboratories. We have no firm, long-term commitments from MGM Instruments to supply products to us for any specific period, or in any specific quantity, except as may be provided in a particular purchase order. No FDA or foreign governmental approval is required to sell our current LEADER series of luminometers in the clinical diagnostic market.

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

CUDA Instrument System

Under our license agreement with Qualigen, we have conducted feasibility research and development for a closed unit dose assay, or CUDA, instrument and an associated reagent pouch. We believe that a point-of-sample-collection instrument, such as the CUDA instrument, may offer potential advantages in industrial testing and other applications. We are currently evaluating market opportunities, customer requirements and instrument performance based on our research and development activities to date.

Marketing and Sales

We market our products for the clinical diagnostics market to laboratories in the United States and Canada through our direct sales force. We also market our APTIMA and PROGENSA PCA3 products in certain European countries through our direct sales force. In other countries outside the United States, we rely on distributors for our clinical diagnostic products. As of December 31, 2008, our direct sales force consisted of a staff of 39 sales employees. We also support our sales efforts through a staff of 47 field technical employees. Our sales representatives have an average of approximately 17 years of overall sales experience, with an average of approximately 11 years focused on sales of NAT products. Sales representatives principally focus on large accounts, including reference laboratories, public health institutions and hospitals throughout North America and certain European countries. We educate our sales representatives on the technical, clinical and economic merits of our products. We use sales meetings, technical on-line sales training and in-the-field training to ensure our sales representatives are properly informed about all areas of our product lines and selling processes. Our blood screening products are marketed and distributed by Novartis.

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

Customers

The primary customers for our clinical diagnostic products include large reference laboratories, public health institutions and hospitals. Our blood screening collaboration with Novartis accounted for 48% of our total revenues in 2008 and 45% of our total revenues in 2007. Our blood screening collaboration with Novartis is largely dependent on two large customers in the United States, The American Red Cross and America’s Blood Centers, but we do not receive any revenues directly from these entities. Novartis was our only customer that accounted for greater than 10% of our total revenues in 2008. Various state and city public health agencies accounted for an aggregate of 8% and 9%, respectively, of our total revenues in 2008 and 2007. Although state and city public health agencies are legally independent of each other, we believe they tend to act similarly with respect to their purchasing decisions.

Corporate Collaborations and Strategic Arrangements

Agreement with Novartis (formerly Chiron Corporation)

In June 1998, we entered into a collaboration agreement with Chiron Corporation (now Novartis), or the 1998 Agreement, to develop and market NAT-based products for the blood screening and clinical diagnostic markets. Chiron subsequently assigned the clinical diagnostics portion of the agreement to Bayer (which, in turn, assigned the clinical diagnostics portion of the agreement to Siemens). The Gen-Probe/Novartis alliance initially developed and is manufacturing and marketing the combination HIV-1/HCV assay for qualitative screening of blood and blood products under the Procleix name. Additional blood screening assays, such as the Procleix Ultrio assay and the WNV assay, have been developed through the collaboration and are discussed elsewhere in this Annual Report. In the event that any third-party technology is needed to continue development under the collaboration agreement, costs for obtaining such third-party technology will be allocated between the parties.

In January 2009, we entered into an agreement with Novartis to amend the 1998 Agreement, effective as of January 1, 2009, which we refer to herein as Amendment No. 11. Amendment No. 11 extends to June 30, 2025 the term of the parties’ blood screening collaboration under the 1998 Agreement. The 1998 Agreement was previously scheduled to expire by its terms in 2013. The collaboration agreement can be terminated by either party prior to the expiration of its term if the other party materially breaches the collaboration agreement and does not cure the breach following 90 days’ notice, or if the other party becomes insolvent or declares bankruptcy.

The 1998 Agreement provided that we were solely responsible for manufacturing costs incurred in connection with the collaboration, while Novartis was responsible for sales and marketing expenses associated with the collaboration. Amendment No. 11 provides that, effective January 1, 2009, we will recover 50% of our costs of goods sold incurred in connection with the collaboration. In addition, we will receive a percentage of the blood screening assay revenue generated under the collaboration, as described in the next paragraph.

The 1998 Agreement provided that the parties share revenue from the sale of blood screening assays under the collaboration. Under the terms of the 1998 Agreement, as previously amended, our share of revenue from any assay that included a test for HCV was 45.75%. Amendment No. 11 modifies our share of such revenue, initially reducing it to 44% for 2009. Our share of blood screening assay revenue increases in subsequent years as follows: 2010-2011, 46%; 2012-2013, 47%; 2014, 48%; and 2015, 50%. Our share of blood screening assay revenue is fixed at 50% from January 1, 2015 though the remainder of the amended term of the agreement. Under Amendment No. 11, our share of blood screening assay revenue from any assay that does not test for HCV remains at 50%. As discussed above, we are entitled to our designated percentage of revenue from the sale of blood screening assays as well as the recovery of 50% of our costs of goods sold. Amendment No. 11 also provides that Novartis will reduce the amount of time between product sales and payment of our share of blood screening assay revenue from 45 days to 30 days.

As part of Amendment No. 11, the parties have agreed, and Novartis has agreed to provide certain funding, to customize our Panther instrument, a fully automated molecular testing platform now in development, for use in the blood screening market. Novartis has also agreed to pay us a milestone payment upon the first commercial sale of the Panther instrument. The parties will equally share any profit attributable to Novartis’ sale or lease of Panther instruments under the collaboration. The parties have also agreed to evaluate, using our technologies, the development of companion diagnostics for current or future Novartis medicines. Novartis has agreed to provide certain funding to us in support of initial research and development in this area.

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

In January 2004, we began United States clinical trials of the Procleix Ultrio assay on the TIGRIS instrument, triggering a $6.5 million contract milestone payment from Novartis that we recorded during the first quarter of 2004. During January 2004, the Procleix Ultrio assay, with our semi-automated instrument, was CE marked, which permitted Novartis to launch the product in the European Economic Area. In December 2004, the Procleix Ultrio assay on TIGRIS was CE marked enabling the commercialization of the Procleix TIGRIS system in the European Economic Area, as well as in other parts of the world that accept the CE mark. In October 2006 and May 2007, the FDA granted marketing approval for use of the Procleix Ultrio assay on eSAS and TIGRIS, respectively, to screen donated blood, plasma, organs and tissue for HIV-1 and HCV in individual blood donations or in pools of up to 16 blood samples. In August 2008, the FDA approved the Procleix Ultrio assay to screen donated blood, plasma, organs and tissues for HBV in addition to HCV and HIV-1 and, as a result, we received from Novartis a $10.0 million milestone payment in the third quarter of 2008.

From inception through December 31, 2008, we recognized a total of $1.1 billion in revenue under this collaboration agreement and had recorded $3.0 million in deferred license revenues as of December 31, 2008.

Agreement with Siemens Healthcare Diagnostics, Inc. (formerly Bayer Corporation)

In 1998, following the execution of our collaboration agreement with Chiron Corporation (now Novartis), Chiron assigned the clinical diagnostic portion of the agreement to Bayer. On December 31, 2006, Bayer completed the sale of its diagnostics division to Siemens AG and assigned the clinical diagnostics portion of the agreement to Siemens Healthcare Diagnostics, Inc. As a result of the settlement agreement we entered into with Bayer in August 2006, or the Settlement Agreement, which has also been assigned to Siemens and is discussed below, the collaboration agreement has been terminated, except as to quantitative ASRs and qualitative assays for HCV as discussed below.

Under the terms of the 1998 Agreement, Siemens is obligated to pay us a combination of transfer prices and royalties on product sales with respect to the quantitative ASRs and qualitative assays for HCV. From inception through December 31, 2008, we recognized a total of $49.1 million in revenue under our collaboration agreement with Siemens, including $18.4 million in revenue during 2008, $16.4 million of which as a one-time royalty payment we received in January 2008 under the Settlement Agreement described below.

In November 2002, we initiated an arbitration proceeding against Bayer in connection with our collaboration. In August 2006, we entered into the Settlement Agreement with Bayer, resolving all litigation and arbitration proceedings between the parties. As part of the Settlement Agreement, the parties submitted a stipulated final award in the original November 2002 arbitration proceeding we filed against Bayer, adopting the arbitrator’s prior interim and supplemental awards, except that Bayer was no longer obligated to reimburse us $2.0 million for legal expenses. The arbitrator’s June 5, 2005 Interim Award determined that we are entitled to a co-exclusive right to distribute qualitative TMA assays to detect HCV and HIV-1 for the remaining term of the collaboration agreement between the parties on our DTS 400, 800, and 1600 instrument systems. The arbitrator also determined that the collaboration agreement should be terminated, as we requested, except as to the qualitative HCV assays and as to quantitative ASRs for HCV. Siemens retains the co-exclusive right to distribute the qualitative HCV tests and the exclusive right to distribute the quantitative HCV ASR. As a result of the termination of the agreement other than for these HCV tests, we re-acquired the right to develop and market future viral assays that had been previously reserved for Siemens. The arbitrator’s March 3, 2006 supplemental award determined that we are not obligated to pay an initial license fee in connection with the sale of the qualitative HIV-1 and HCV assays and that we will be required to pay running sales royalties, at rates we believe are generally consistent with rates paid by other licensees of the relevant patents. Pursuant to the Settlement Agreement, Bayer paid us an initial license fee of $5.0 million in August 2006, an additional $10.3 million as a one-time royalty in January 2007 and a final one-time royalty payment of $16.4 million in January 2008. As a result of these payments, Bayer’s rights to the patents subject to the Settlement Agreement are fully paid-up and royalty free.

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

Supply and Purchase Agreement with Roche

In February 2005, we entered into a supply and purchase agreement with F. Hoffman-La Roche Ltd. and its affiliate Roche Molecular Systems, Inc., which we refer to collectively as Roche. Under this agreement, Roche agreed to manufacture and supply us with oligonucleotides for HPV. We plan to use these oligonucleotides in molecular diagnostic assays. Pursuant to the agreement, we paid Roche manufacturing access fees of $20.0 million in May 2005 and $10.0 million in May 2008, upon the first commercial sale of our CE-marked APTIMA HPV assay in Europe. We also agreed to pay Roche transfer fees for the HPV oligonucleotides we purchase. The agreement terminates upon the expiration of Roche patent rights relevant to the agreement and may be terminated by either party upon a material breach of the agreement by the other party that is not cured following 60 days’ written notice and in certain other limited circumstances.

In December 2006, Digene Corporation, or Digene, filed a demand for binding arbitration against Roche with the International Centre for Dispute Resolution of the American Arbitration Association in New York, or ICDR. Digene’s demand asserts, among other things, that Roche materially breached a cross-license agreement between Roche and Digene by granting us an improper sublicense and seeks a determination that the supply and purchase agreement is null and void. On July 13, 2007, the ICDR arbitrators granted our petition to join the arbitration. On August 27, 2007, Digene filed an amended arbitration demand and asserted a claim against us for tortious interference with the cross-license agreement. The arbitration hearing in this matter commenced October 27, 2008 and the presentation of evidence concluded November 10, 2008. In December 2008 and January 2009, the parties filed post-hearing briefs and closing arguments were presented on January 30, 2009.

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

Agreements with Molecular Profiling Institute, Inc.

In October 2005, we entered into agreements with Molecular Profiling Institute, Inc., or Molecular Profiling, to accelerate market development for our cancer diagnostics. Under the terms of the agreements, Molecular Profiling has agreed to validate, commercialize and undertake market development activities for up to four of our products, starting with our ASRs to detect PCA3. The agreements may be terminated, with required notice, upon a material breach and in certain other limited circumstances. In addition, we purchased $2.5 million of Series B Preferred Stock of Molecular Profiling. Molecular Profiling was acquired in January 2008 and we received approximately $4.1 million in cash for our shares and as a result realized approximately $1.6 million in gain for our investment. Our commercial agreements with Molecular Profiling (now Caris MPI, Inc.) remain in effect.

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

The development agreement provides that until 90 days following our acceptance of prototype Panther instruments, we have the right to terminate the agreement on limited, specified conditions, upon 30 days written notice and payment of specified termination compensation. Both parties have the right to terminate the development agreement for insolvency of the other party or for a material breach that is not cured within 80 days of written notice. Each of our rights and obligations under the supply agreement are contingent upon successful completion of the parties’ activities under the development agreement. The supply agreement has an initial term of 10 years. Both parties have the right to terminate the supply agreement for insolvency of the other party or for a material breach that is not cured within 80 days of written notice.

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

License Agreement with Rebio Gen.  In July 2001, we entered into a license agreement with Chugai Diagnostics Science Co., Ltd., a subsidiary of our parent corporation at that time. In September 2002, Chugai Diagnostics Science Co., Ltd. was acquired by Fujirebio, which re-named the company Rebio Gen, Inc. The license agreement has an initial term of 10 years, with automatic renewal for consecutive one year terms unless one party gives the other party notice 90 days prior to the end of the current term. Under the terms of this agreement, Rebio Gen has a non-exclusive license for Japan in the field of human clinical diagnostics to various of our proprietary technologies, including TMA and HPA technology. All rights and title to any discovery, invention or improvement made by Rebio Gen as a result of access to our patent rights licensed under the agreement belong solely to Rebio Gen. We received a license fee and a royalty payment for sales made prior to the effective date of the agreement and will receive royalty payments from products incorporating the licensed technology, including those developed and commercialized by Rebio Gen, until the expiration of our patents incorporated in these products, which is expected to occur in December 2020. From inception through December 31, 2008, we recognized a total of $3.9 million in revenue under this agreement, including $0.4 million in revenue during 2008. This agreement may be terminated by either party upon breach of the agreement that is not cured following 60 days’ written notice. We also received rights to distribute outside of Japan any products that may be developed by Rebio Gen under the license.

Non-Exclusive License with Becton Dickinson and Company.  In September 1995, we granted Becton Dickinson a non-exclusive worldwide license to make, have made, use, sell and import products that utilize rRNA for the diagnosis of vaginosis and vaginitis in humans. Becton Dickinson paid us an up-front license fee and has agreed to pay us royalties for the life of the licensed patents. From inception through December 31, 2008, we recognized a total of $8.3 million in revenue under this agreement, including $1.7 million in revenue during 2008.

Becton Dickinson’s obligations to make royalty payments under this agreement terminate when the patents that are the subject of this agreement expire, which is expected to occur in March 2015. Becton Dickinson can terminate the agreement at any time on 30-days prior written notice.

Cross Licensing Agreements with Tosoh.  In December 2003, we entered into agreements with Tosoh Corporation to cross-license intellectual property covering certain NAT technologies. The licenses, which were effective January 1, 2004, cover products in clinical diagnostics and other related fields. Under the agreements, Tosoh received non-exclusive rights to our proprietary TMA and rRNA technologies in exchange for two payments to us totaling $7.0 million in 2004. We also received a $1.0 million payment from Tosoh in 2006 as the terms of our license agreement were expanded in connection with the Bayer settlement. Additionally, Tosoh will pay us royalties on worldwide sales of any products that employ our technologies licensed by Tosoh. We will gain access, in exchange for royalty payments to Tosoh, to Tosoh’s patented TRC amplification and INAF detection technologies for use with our real time TMA. The agreements terminate at various times commencing in July 2010 through the expiration of the last to expire patents subject to the agreements and may be terminated by either party upon material breach of the agreement by the other party that is not cured following 60 days’ written notice.

Licenses We Have Obtained to Third-Party Technology

Co-Exclusive License from Stanford University.  In August 1988, we obtained a license from Stanford University granting us rights under specified patent applications covering certain nucleic acid amplification methods related to TMA. This license was amended in April 1997. Under the amended license agreement, we are the co-exclusive worldwide licensee of the Stanford amplification technology, with Organon Teknika as the only other permitted Stanford licensee. We paid a license fee and are obligated to make royalty payments to Stanford based on net sales of products incorporating the licensed technology, subject to a minimum annual royalty payment. From inception through December 31, 2008, we incurred a total of $11.7 million in expenses under this agreement, including $3.0 million in expenses during 2008. Our obligation to make royalty payments under this agreement terminates when the patents constituting the Stanford amplification technology expire, which is expected to occur in July 2017. This agreement may be terminated by Stanford upon a material breach of the agreement by us that is not cured following 60 days’ written notice.

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

Non-Exclusive License with the Public Health Research Institute of The City of New York, Inc.  In June 1997, we entered into a royalty bearing non-exclusive license with the Public Health Research Institute of The City of New York, or PHRI, to utilize PHRI’s fluorescently labeled NAT technology. Under this agreement, which was amended in February 2006, we have worldwide rights to develop, use and market kits in the field of human in vitro diagnostics, food testing, environmental testing and industrial microbiology testing. We paid a license fee and agreed to make milestone payments and annual license fee payments, and to pay royalties on the net sales price of products incorporating the licensed technology, subject to a minimum annual royalty fee and a reduction in the royalties based on the quantity of sales. From inception through December 31, 2008, we incurred a total of $2.2 million in license fees and $0.4 million in milestone payments under this agreement. We anticipate that we will pay up to an additional $1.0 million in milestone payments over the remaining term of the agreement. The agreement terminates upon the expiration of the last of the patent rights that are subject to this agreement, which is expected to occur in April 2017. The agreement may be terminated by PHRI upon a material breach of the agreement that is not cured following 30 days’ written notice, or by us for any reason following 30 days’ written notice.

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

License Agreement with Corixa Corporation.  In January 2005, we entered into a license agreement with Corixa, which was later acquired by GSK, pursuant to which we received the right to develop and commercialize molecular diagnostic tests for multiple potential genetic markers in the areas of prostate, ovarian, cervical, kidney, lung and colon cancer. Pursuant to the terms of the agreement, we paid Corixa an initial access license fee of $1.6 million, and an additional $1.6 million in each of February 2006 and January 2007. Pursuant to the agreement, we also agreed to pay Corixa milestone payments totaling an additional $2.0 million on a product-by-product basis based on the occurrence of certain regulatory and/or commercial events. We also agreed to pay Corixa additional milestone payments and royalties on net sales of any products developed by us using Corixa’s technology. The agreement will expire on the expiration of our obligation to pay royalties to Corixa under the agreement, which obligation remains in effect as long as the licensed products are covered by a valid claim of the licensed patent rights. We may terminate the agreement in our sole discretion upon 30 days’ prior written notice to Corixa, provided we have made any outstanding payments due under the agreement. Either party may terminate the agreement for cause by written notice to the other party of an uncured material breach by the other party or if the other party is unable to pay its debts or enters into compulsory or voluntary liquidation.

License Agreement with University of Michigan.  In April 2006, we entered into a license agreement with the University of Michigan for exclusive worldwide rights to develop and commercialize diagnostic tests for recently discovered genetic translocations that have been shown in preliminary studies to be highly specific for prostate cancer tissue. In May 2006, pursuant to the terms of this agreement, we paid a license fee of $0.5 million to the University. We also agreed to pay royalties on eventual product sales, as well as development milestones. In addition, we will fund certain research at the University to discover other potential prostate cancer translocations. The agreement will terminate upon the expiration or abandonment of the last to expire of the licensed patent rights. The University has the right to terminate the agreement upon written notice to us if we materially breach the agreement. We may terminate the agreement upon 45 days’ written notice to the University, provided we have paid all amounts owed to the University and delivered reports and other data due and owing under the agreement.

Patents and Proprietary Rights

To establish and protect our proprietary technologies and products, we rely on a combination of patent, copyright, trademark and trade secrets laws, as well as confidentiality provisions in our contracts.

We have implemented a patent strategy designed to maximize our intellectual property rights. We have obtained and are currently pursuing patent coverage in the United States and those foreign countries that are home to the majority of our anticipated customer base. As of December 31, 2008, we owned more than 470 issued United States and foreign patents. In addition, our patent portfolio includes pending patent applications in the United States and corresponding international filings in major industrial nations.

United States utility patents issued from applications filed prior to June 8, 1995 have a term of the longer of 20 years from the earliest priority date or 17 years from issue. United States utility patents issued from applications filed on or after June 8, 1995 have a term of 20 years from the earlier of the application filing date or earlier claimed priority date of a regular application. 108 of our current United States utility patents issued from applications filed prior to June 8, 1995. 135 of our United States utility patents issued from applications filed on or after June 8, 1995. We have four United States design patents that issued from applications filed on or after June 8, 1995 and have a term of 14 years from the date of issue. Patents in most foreign countries have a term of 20 years from the date of filing of the patent application. Because the time from filing to issuance of patent applications is often several years, this process may result in a shortened period of patent protection, which may adversely affect our ability to exclude competitors from our markets. The last of our currently issued patents will expire by December 8, 2025. Our continued success will depend to a significant degree upon our ability to develop proprietary products and technologies and to obtain patent coverage for those products and technologies. We intend to continue to file patent applications covering any novel and newly developed products and technologies.

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

When FDA approval of a clinical diagnostic device requires human clinical trials, and if the device presents a “significant risk” (as defined by the FDA) to human health, the device sponsor is required to file an investigational device exemption, or IDE, application with the FDA and obtain IDE approval prior to commencing the human clinical trial. If the device is considered a “non-significant” risk, IDE submission to the FDA is not required. Instead, only approval from the Institutional Review Board overseeing the clinical trial is required.

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

After the FDA permits a device to enter commercial distribution, numerous regulatory requirements apply. In addition to potential product specific post-approval requirements, all devices are subject to:

•	the Quality System Regulation, which requires manufacturers to follow comprehensive design, testing, control, documentation and other quality assurance procedures during the manufacturing process;

•	labeling regulations;

•	the FDA’s general prohibition against promoting products for unapproved or “off-label” uses; and

•	the Medical Device Reporting regulation, which requires that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to reoccur.

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

Our blood screening products also are subject to extensive pre- and post-market regulation as biologics by the FDA, including regulations that govern the testing, manufacturing, safety, efficacy, labeling, storage, record keeping, advertising and promotion of the products under the FFDCA and the Public Health Services Act, and by comparable agencies in most foreign countries. The process required by the FDA before a biologic may be marketed in the United States generally involves the following:

•	completion of preclinical testing;

•	submission of an IND, which must become effective before clinical trials may begin; and

•	performance of adequate and well controlled human clinical trials to establish the safety and effectiveness of the proposed biologic’s intended use.

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

Satisfaction of FDA pre-market approval requirements for biologics can take several years and the actual time required may vary substantially based on the type, complexity and novelty of the product or disease. In general, government regulation may delay or prevent marketing of potential products for a considerable period of time and impose costly procedures upon our activities. Success in early stage clinical trials does not assure success in later stage clinical trials. Data obtained from clinical activities is not always conclusive and may be susceptible to varying interpretations that could delay, limit or prevent regulatory approval. Even if a product receives regulatory approval, later discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market.

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

Certain assay reagents may be sold as ASRs without 510(k) clearance or PMA approval. However, ASR products are subject to significant restrictions. The manufacturer may not make performance claims for the product and may only sell the product to clinical laboratories that are qualified to run high complexity tests under the Clinical Laboratory Improvement Amendments of 1988, or CLIA. Each laboratory must validate the ASR product for use in diagnostic procedures as a laboratory validated assay. We currently offer ASRs for use in the detection of the PCA3 gene and for use in the detection of the parasite Trichomonas vaginalis. In September 2007, the FDA published guidance for ASRs that define the types of products that can be sold as ASRs. Under the terms of this guidance and the “ASR Manufacturer Letter” issued in June 2008 by the Office of In Vitro Diagnostic Device Evaluation and Safety at the FDA, it may be more challenging for us to market some of our ASR products and we may be required to terminate those ASR product sales, conduct clinical studies and make submissions of our products to the FDA for clearance or approval.

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

We use a diverse and broad range of raw materials in the design, development and manufacture of our products. Although we produce some of our materials on site at our manufacturing facilities, we purchase most of the materials and components used to manufacture our products from external suppliers. In addition, we purchase many key raw materials from single source suppliers. For example, our current supplier of key raw materials for our amplified NAT assays, pursuant to a fixed-price contract, is the Roche Molecular Biochemicals Division of Roche Diagnostics GmbH, an affiliate of Roche Molecular Diagnostics, which is one of our primary competitors. In addition, we have entered into a supply and purchase agreement with F. Hoffmann-La Roche Ltd. and its affiliate Roche Molecular Systems, Inc. for the manufacture and supply of probes for HPV. We work closely with our suppliers to assure continuity of supply while maintaining high quality and reliability. Although we generally consider and identify alternative suppliers, we do not typically pursue alternative sources due to the strength of our existing supplier relationships.

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

Our regulatory and quality assurance departments have successfully led us through multiple quality and compliance audits by the FDA, foreign governments and customers. These departments also coordinated an audit by TÜV Rheinland of North America, leading to our European Standard, EN 13485, certification. TÜV Rheinland of North America also functions as our “notified body,” performing dossier reviews for some of our blood screening and diagnostic products prior to obtaining the CE mark. In addition, our regulatory and quality assurance departments have coordinated audits by Lloyds Register Quality Assurance leading to EN ISO 13485, EN ISO 9001, EN ISO 14001 and OHSAS 18001 certifications for our wholly owned U.K. subsidiary, Molecular Light Technology Research Limited.

Research and Development

As of December 31, 2008, we had 243 full-time and temporary employees in research and development. Our research and development expenses were $101.1 million in 2008, $97.1 million in 2007 and $84.5 million in 2006.

Employees

As of December 31, 2008, we had 991 full-time employees, of whom 208 hold advanced degrees. Of those employees, 227 were in research and development, 139 were in regulatory, clinical and quality systems, 177 were in sales and marketing, 169 were in general and administrative and 279 were in operations. None of our employees is covered by a collective bargaining agreement, and we consider our relationship with our employees to be good. In addition, as of December 31, 2008, we had 46 temporary employees.

Geographic Information

For geographic information regarding our revenues, see Note 12 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

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

Our financial performance may be adversely affected by current global economic conditions.

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

We rely on Novartis to distribute blood screening products we manufacture. Commercial product sales to Novartis accounted for 44% of our total revenues for 2008 and 43% of total revenues for 2007. As described above, Amendment No. 11 extends to June 30, 2025 the term of our blood screening collaboration with Novartis under the 1998 Agreement. The 1998 Agreement was previously scheduled to expire by its terms in 2013. The collaboration agreement can be terminated by either party prior to the expiration of its term if the other party materially breaches the collaboration agreement and does not cure the breach following 90 days’ notice, or if the other party becomes insolvent or declares bankruptcy.

In July 2008, we were notified that certain blood screening assays manufactured by us for Novartis and sold outside of the United States might have been improperly stored at a Novartis third-party warehouse in Singapore. Following our established quality system, an investigation for product performance was initiated. in August 2008, we determined that, based on the results of our investigation to date, we could not fully assess the potential impact of these improper storage conditions on the ultimate performance of the product without conducting additional stability testing. As a result, we and Novartis agreed that products previously delivered to customers from this warehousing facility should be replaced and the appropriate field actions were initiated with customers and the regulatory authorities in the affected countries. While we do not expect to incur charges in connection with this event, we devoted considerable time and attention to rectifying the issues resulting from the improper storage conditions and events such as this may harm our commercial reputation.

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

We rely upon bioMérieux for distribution of certain of our products in most of Europe and Australia, Rebio Gen for distribution of certain of our products in Japan, and various independent distributors for distribution of our products in other regions. Distribution rights revert back to us upon termination of the distribution agreements. Our distribution agreement with Rebio Gen terminates on December 31, 2010, although it may terminate earlier under certain circumstances. Our distribution agreement with bioMérieux terminates on May 2, 2009, although it may terminate earlier under certain circumstances.

If any of our distribution or marketing agreements is terminated, particularly our collaboration agreement with Novartis, or if we elect to distribute new products directly, we will have to invest in additional sales and marketing resources, including additional field sales personnel, which would significantly increase future selling, general and administrative expenses. We may not be able to enter into new distribution or marketing agreements on satisfactory terms, or at all. If we fail to enter into acceptable distribution or marketing agreements or fail to successfully market our products, our product sales will decrease.

If we cannot maintain our current corporate collaborations and enter into new corporate collaborations, our product development could be delayed. In particular, any failure by us to maintain our collaboration with Novartis with respect to blood screening would have a material adverse effect on our business.

We rely, to a significant extent, on our corporate collaborators for funding development and for marketing many of our products. In addition, we expect to rely on our corporate collaborators for the commercialization of those products. If any of our corporate collaborators were to breach or terminate its agreement with us or otherwise fail to conduct its collaborative activities successfully and in a timely manner, the development or commercialization and subsequent marketing of the products contemplated by the collaboration could be delayed or terminated. We cannot control the amount and timing of resources our corporate collaborators devote to our programs or potential products. In November 2007, for example, 3M informed us that it no longer intended to fund our collaboration to develop rapid molecular assays for the food testing industry. We and 3M subsequently terminated this agreement. In June 2008, 3M discontinued our collaboration to develop assays for healthcare-associated infections. While we are currently seeking other opportunities to commercialize our prototype assays in these fields, there is no guarantee we will be successful in these efforts.

The continuation of any of our collaboration agreements depends on their periodic renewal by us and our collaborators. For example, we recently entered into Amendment No. 11 with Novartis which extends to June 30, 2025 the term of our blood screening collaboration with Novartis under the 1998 Agreement. The 1998 Agreement was previously scheduled to expire by its terms in 2013. The collaboration agreement can be terminated by either party prior to the expiration of its term if the other party materially breaches the collaboration agreement and does not cure the breach following 90 days’ notice, or if the other party becomes insolvent or declares bankruptcy.

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

We may acquire other businesses or form collaborations, strategic alliances and joint ventures that could decrease our profitability, result in dilution to stockholders or cause us to incur debt or significant expense, and acquired companies or technologies could be difficult to integrate and could disrupt our business.

As part of our business strategy, we intend to pursue acquisitions of complementary businesses and enter into technology licensing arrangements. We also intend to pursue strategic alliances that leverage our core technology and industry experience to expand our product offerings and geographic presence. We have limited experience with respect to acquiring other companies. Any future acquisitions by us could result in large and immediate write-offs or the incurrence of debt and contingent liabilities, any of which could harm our operating results. Integration of an acquired company also may require management resources that otherwise would be available for ongoing development of our existing business. We may not identify or complete these transactions in a timely manner, on a cost-effective basis, or at all. For example, in July 2008 we withdrew our counterbid to acquire Innogenetics NV as a result of a higher offer made by Solvay Pharmaceuticals. Prior to withdrawing our bid, our management devoted substantial time and attention to the proposed transaction. Further, we nonetheless incurred related transaction costs, including legal, accounting and other fees.

In addition, in January 2009, we announced that we had made an approximately $132.2 million cash offer (based on the exchange rate described in the offer) for the acquisition of Tepnel Life Sciences Plc, a company registered in England and Wales, or Tepnel, pursuant to a court-sanctioned scheme of arrangement under United Kingdom law. If successful, we believe the acquisition will provide us access to growth opportunities in transplant diagnostics, genetic testing and pharmaceutical services, as well as accelerate our ongoing strategic efforts to strengthen our marketing and sales, distribution and manufacturing capabilities in the European molecular diagnostics market. These expectations are based upon numerous assumptions that are subject to risks and uncertainties that could deviate materially from our estimates, and could adversely affect our operating results. Some of these risks and uncertainties include, but are not limited to, our anticipated financial performance as a result of the acquisition of Tepnel and estimated cost savings and other synergies as a result of the acquisition of Tepnel. Also, our offer to acquire Tepnel is subject to numerous conditions, including the scheme becoming effective no later than four months form the posting of the scheme document to Tepnel shareholders or such later date as we and Tepnel may agree and the court may approve. It is also possible that Tepnel could receive a competing acquisition offer and its shareholders could decline to support the transaction.

Managing the proposed acquisition of Tepnel and any other future acquisitions will entail numerous operational and financial risks, including:

•	the inability to retain or replace key employees of any acquired businesses or hire enough qualified personnel to staff any new or expanded operations;

•	the impairment of relationships with key customers of acquired businesses due to changes in management and ownership of the acquired businesses;

•	the exposure to federal, state, local and foreign tax liabilities in connection with any acquisition or the integration of any acquired businesses;

•	the exposure to unknown liabilities;

•	higher than expected acquisition and integration costs that could cause our quarterly and annual operating results to fluctuate;

•	increased amortization expenses if an acquisition includes significant intangible assets;

•	combining the operations and personnel of acquired businesses with our own, which could be difficult and costly;

•	the risk of entering new markets; and

•	integrating, or completing the development and application of, any acquired technologies and personnel with diverse business and cultural backgrounds, which could disrupt our business and divert our management’s time and attention.

To finance any acquisitions, we may choose to issue shares of our common stock as consideration, which would result in dilution to our stockholders. If the price of our equity is low or volatile, we may not be able to use our common stock as consideration to acquire other companies. Alternatively, it may be necessary for us to raise additional funds through public or private financings. Additional funds may not be available on terms that are favorable to us, especially in light of current economic conditions.

Our future success will depend in part upon our ability to enhance existing products and to develop, introduce and commercialize new products.

The markets for our products are characterized by rapidly changing technology, evolving industry standards and new product introductions, which may make our existing products obsolete. Our future success will depend in part upon our ability to enhance existing products and to develop and introduce new products. We believe that we will need to continue to provide new products that can detect and quantify a greater number of organisms from a single sample. We also believe that we must develop new assays that can be performed on automated instrument platforms. The development of new instrument platforms, if any, in turn may require the modification of existing assays for use with the new instrument, and additional time-consuming and costly regulatory approvals. For example, our failure to successfully develop and commercialize our development-stage Panther instrument system on a timely basis could have a negative impact on our financial performance.

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

In October 2006 and May 2007, the FDA granted marketing approval for use of the Procleix Ultrio assay on eSAS and TIGRIS, respectively, to screen donated blood, plasma, organs and tissue for HIV-1 and HCV in individual blood donations or in pools of up to 16 blood samples. In August 2008, the FDA approved the Procleix Ultrio assay to also screen donated blood, plasma, organs and tissues for HBV in individual blood donations or in pools of up to 16 blood samples on eSAS and the TIGRIS system. Since August 2008, existing customers have not transitioned from the use of the Procleix HIV-1/HCV blood screening assay to the use of the Procleix Ultrio assay at the levels we anticipated. We believe this is attributable in part to the FDA’s current requirements for testing blood donations, which do not currently mandate testing for HBV. Nevertheless, we believe blood collection centers will continue to focus on improving the safety of donated blood by adopting the most advanced blood screening technologies available. If customers do not transition to the use of the Procleix Ultrio assay at expected levels for any of these or other reasons, our financial performance may be adversely affected.

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

Novartis, with whom we have a collaboration agreement for blood screening products, retains certain rights to grant licenses of the patents related to HCV and HIV to third parties in blood screening using NAT. Prior to its merger with Novartis, Chiron granted HIV and HCV licenses to Roche in the blood screening and clinical diagnostics fields. Chiron also granted HIV and HCV licenses in the clinical diagnostics field to Bayer Healthcare LLC (now Siemens), together with the right to grant certain additional HIV and HCV sublicenses in the field to third parties. We believe Bayer’s rights have now been assigned to Siemens as part of Bayer’s December 2006 sale of its diagnostics business. Chiron also granted an HCV license to Abbott and an HIV license to Organon Teknika (now bioMérieux) in the clinical diagnostics field. If Novartis grants additional licenses in blood screening or Siemens grants additional licenses in clinical diagnostics, further competition will be created for sales of HCV and HIV assays and these licenses could affect the prices that can be charged for our products.

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

We purchase some key raw materials and consumable goods used in the manufacture of our products from single-source suppliers. We believe certain of our key suppliers may be experiencing difficulties due to current economic conditions. If we cannot obtain sufficient raw materials from our key suppliers, production of our own products may be delayed or disrupted. In addition, we may not be able to obtain supplies from replacement suppliers on a timely or cost-effective basis, or at all. A reduction or stoppage in supply while we seek a replacement supplier would limit our ability to manufacture our products, which could result in a significant reduction in sales and profitability. For example, there is currently a worldwide shortage of acetonitrile, which we use in the production of many of our products. We believe this shortage results from decreased worldwide production as demand falls for acetonitrile’s co-product, acrylonitrile (a building block in the formulation of resins used in cars, electronic housings, and small appliances), largely attributed to the global economic slowdown. As a result, our supply of acetonitrile has been restricted along with many other companies worldwide. We are seeking to implement mitigation measures to address supply shortages, however, there can be no assurance that such measures will be successful.

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

Our current supplier of certain key raw materials for our amplified NAT assays, pursuant to a fixed-price contract, is Roche Molecular Biochemicals. We have a supply and purchase agreement for oligonucleotides for HPV with Roche Molecular Systems. Each of these entities is an affiliate of Roche Diagnostics GmbH, one of our primary competitors. We currently are involved in proceedings with Digene regarding our supply and purchase agreement with Roche Molecular Systems. Digene has filed a demand for binding arbitration against Roche that challenges the validity of the supply and purchase agreement. Digene’s demand asserts, among other things, that Roche materially breached a cross-license agreement between Roche and Digene by granting us an improper sublicense and seeks a determination that the supply and purchase agreement is null and void. The arbitration hearing in this matter commenced October 27, 2008 and the presentation of evidence concluded November 10, 2008. In December 2008 and January 2009, the parties filed post-hearing briefs and closing arguments were presented on January 30, 2009. There can be no assurance that these matters will be resolved in our favor.

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

The process of seeking and obtaining regulatory approvals, particularly from the FDA and some foreign governmental authorities, to market our products can be costly and time consuming, and approvals might not be granted for future products on a timely basis, if at all. In March 2008, we started U.S. clinical trials for our investigational APTIMA HPV assay. We expect that trial enrollment of approximately 7,000 women and trial testing will take approximately two years. However, actual trial enrollment may vary based on the prevalence of cervical disease among women in the trial or other factors. If we experience unexpected complications in conducting the trial, we may incur additional costs or experience delays or difficulties in receiving FDA approval. In addition, we cannot guarantee that the FDA will ultimately approve the use of our APTIMA HPV assay upon completion of the trial. Failure to obtain FDA approval of our APTIMA HPV assay, or delays or difficulties experienced during the clinical trial, could have a material adverse effect on our financial performance.

We are also required to continue to comply with applicable FDA and other regulatory requirements once we have obtained clearance or approval for a product. These requirements include, among other things, the Quality System Regulation, labeling requirements, the FDA’s general prohibition against promoting products for unapproved or “off-label” uses and adverse event reporting regulations. Failure to comply with applicable FDA product regulatory requirements could result in, among other things, warning letters, fines, injunctions, civil penalties, repairs, replacements, refunds, recalls or seizures of products, total or partial suspension of production, the FDA’s refusal to grant future premarket clearances or approvals, withdrawals or suspensions of current product applications and criminal prosecution. Any of these actions, in combination or alone, could prevent us from selling our products and harm our business.

We currently offer ASRs for use in the detection of PCA3 mRNA and for use in the detection of the parasite Trichomonas vaginalis. We also have developed an ASR for quantitative HCV testing that Siemens provides to Quest Diagnostics. The FDA restricts the sale of these products to clinical laboratories certified under the Clinical Laboratory Improvement Amendments of 1988, or CLIA, to perform high complexity testing and also restricts the types of products that can be sold as ASRs. In September 2007, the FDA published guidance for ASRs that define the types of products that can be sold as ASRs. Under the terms of this guidance and the “ASR Manufacturer Letter” issued in June 2008 by the Office of In Vitro Diagnostic Device Evaluation and Safety at the FDA, it may be more challenging for us to market some of our ASR products and we may be required to terminate those ASR product sales, conduct clinical studies and make submissions of our ASR products to the FDA for clearance or approval.

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

The FDA and governmental bodies in other countries have the authority to require the recall of our products if we fail to comply with relevant regulations pertaining to product manufacturing, quality, labeling, advertising, or promotional activities, or if new information is obtained concerning the safety of a product. Our assay products incorporate complex biochemical reagents and our instruments comprise complex hardware and software. We have in the past voluntarily recalled products, which, in each case, required us to identify a problem and correct it. In December 2008, we recalled certain AccuProbe Group B Streptococcus Test kits and AccuProbe Mycobacterium tuberculosis Culture Identification Test kits, after receiving a customer complaint indicating the customer had received a Group B Strep kit containing a probe reagent tube that appeared upon visual inspection to be empty. We confirmed that a manufacturing error had occurred, corrected the problem, recalled all potentially affected products, provided replacements and notified the FDA and other appropriate authorities.

Although none of our past product recalls had a material adverse effect on our business, our products may be subject to a future government-mandated recall or a voluntary recall by us, and any such recall could divert managerial and financial resources, could be more difficult and costly to correct, could result in the suspension of sales of our products and could harm our financial results and our reputation.

Our gross profit margin percentage on the sale of blood screening assays will decrease upon the implementation of smaller pool size testing.

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

We believe certain blood screening markets are trending from pooled testing of large numbers of donor samples to smaller pool sizes. A greater number of tests will be required in markets where smaller pool sizes are required. Under our recently revised collaboration agreement with Novartis, we bear half of the cost of manufacturing blood screening assays. The greater number of tests required for smaller pool sizes will increase our variable manufacturing costs, including costs of raw materials and labor. If the price per donor or total sales volume does not increase in line with the increase in our total variable manufacturing costs, our gross profit margin percentage from sales of blood screening assays will decrease upon adoption of smaller pool sizes. We have already observed this trend with respect to certain sales internationally. We are not able to predict accurately the ultimate extent to which our gross profit margin percentage will be negatively affected as a result of smaller pool sizes, because we do not know the ultimate selling price that Novartis would charge to the end user or the degree to which smaller pool size testing will be adopted across the markets in which our products are sold.

Because we depend on a small number of customers for a significant portion of our total revenues, the loss of any of these customers or any cancellation or delay of a large purchase by any of these customers could significantly reduce our revenues.

Historically, a limited number of customers has accounted for a significant portion of our total revenues, and we do not have any long-term commitments with these customers, other than our collaboration agreement with Novartis. Revenues from our blood screening collaboration with Novartis accounted for 48% of our total revenues for 2008 and 45% of our total revenues for 2007. Our blood screening collaboration with Novartis is largely dependent on two large customers in the United States, The American Red Cross and America’s Blood Centers, although we did not receive any revenues directly from those entities. Novartis was our only customer that accounted for greater than 10% of our total revenues for 2008. Various state and city public health agencies accounted for an aggregate of 8% of our total revenues for 2008 and 9% of total revenues for 2007. Although state and city public health agencies are legally independent of each other, we believe they tend to act similarly with respect to their product purchasing decisions. We anticipate that our operating results will continue to depend to a significant extent upon revenues from a small number of customers. The loss of any of our key customers, or a significant reduction in sales volume or pricing to those customers, could significantly reduce our revenues.

Intellectual property rights on which we rely to protect the technologies underlying our products may be inadequate to prevent third parties from using our technologies or developing competing products.

Our success will depend in part on our ability to obtain patent protection for, or maintain the secrecy of, our proprietary products, processes and other technologies for development of blood screening and clinical diagnostic products and instruments. Although we had more than 470 United States and foreign patents covering our products and technologies as of December 31, 2008, these patents, or any patents that we may own or license in the future, may not afford meaningful protection for our technology and products. The pursuit and assertion of a patent right, particularly in areas like nucleic acid diagnostics and biotechnology, involve complex determinations and, therefore, are characterized by substantial uncertainty. In addition, the laws governing patentability and the scope of patent coverage continue to evolve, particularly in biotechnology. As a result, patents might not issue from certain of our patent applications or from applications licensed to us. Our existing patents will expire by December 8, 2025 and the patents we may obtain in the future also will expire over time.

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

Recently, we have been involved in a number of patent-related disputes with third parties. In December 2006, Digene Corporation filed a demand for binding arbitration against Roche with the International Centre for Dispute Resolution, or the IDCR, of the American Arbitration Association in New York. Digene’s demand asserts, among other things, that Roche materially breached a cross-license agreement between Roche and Digene by granting us an improper sublicense and seeks a determination that our supply and purchase agreement with Roche is null and void. On July 13, 2007, the ICDR arbitrators granted our petition to join the arbitration. On August 27, 2007, Digene filed an amended arbitration demand and asserted a claim against us for tortious interference with the cross-license agreement. The arbitration hearing commenced October 27, 2008 and the presentation of evidence concluded November 10, 2008. In December 2008 and January 2009 the parties filed post-hearing briefs and closing arguments were presented on January 30, 2009. There can be no assurance that the matter will be resolved in our favor.

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

As of December 31, 2008, we had approximately $230.6 million of long-lived assets, including $13.4 million of capitalized software, net of accumulated amortization, relating to our TIGRIS instrument, goodwill of $18.6 million, a $5.4 million investment in Qualigen, Inc., and $51.2 million of capitalized license and manufacturing access fees, patents, purchased intangibles and other long term assets. Additionally, we had $74.3 million of land and buildings, $16.5 million of building improvements, and $51.2 million of equipment and furniture and fixtures. The substantial majority of our long-lived assets are located in the United States. The carrying amounts of long-lived and intangible assets are affected whenever events or changes in circumstances indicate that the carrying amount of any asset may not be recoverable.

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

In June 2008, we recorded an impairment charge for the net capitalized balance of $3.5 million under our license agreement with Corixa. In the second quarter of 2008, a series of events indicated that future alternative uses of the capitalized intangible asset were unlikely and that recoverability of the asset through future cash flows was not considered likely enough to support continued capitalization. These second quarter 2008 indicators of impairment included decisions on our planned commercial approach for oncology diagnostic products, the completion of a detailed review of the intellectual property suite acquired from Corixa, including our assessment of the proven clinical utility for a majority of the related markers, and the potential for near term sublicense income that could be generated from the intellectual property acquired.

In the quarter ended September 30, 2008, we recorded a $1.6 million other-than-temporary loss relating to our investment in Qualigen. In making this determination, we considered a number of factors, including, among others, the share price from the company’s latest financing round, the performance of the company in relation to its own operating targets and business plan, the company’s revenue and cost trends, the company’s liquidity and cash position, including its cash burn rate, market acceptance of the company’s products and services, new products and/or services that the company may have forthcoming, any significant news specific to the company, the company’s competitors and industry, the outlook of the overall industry in which the company operates and a third party valuation report.

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

In recent years, we have incurred significant costs in connection with the development of blood screening and clinical diagnostic products, as well as our TIGRIS and Panther instrument systems. We expect our expense levels to remain high in connection with our research and development as we seek to continue to expand our product offerings and continue to develop products and technologies in collaboration with our partners. As a result, we will need to continue to generate significant revenues to maintain profitability. Although we expect our research and development expenses as a percentage of revenue to decrease in future periods, we may not be able to generate sufficient revenues to maintain profitability in the future. Our failure to maintain profitability in the future could cause the market price of our common stock to decline.

Our short term investments are subject to market and investment risks which may result in a loss of value.

We engage one or more third parties to manage some of our cash consistent with an investment policy that restricts investments to securities of high credit quality, with requirements placed on maturities and concentration by security type and issue. These investments are intended to preserve principal while providing liquidity adequate to meet our projected cash requirements. Risks of principal loss are intended to be minimized through diversified short and medium term investments of high quality, but these investments are not, in every case, guaranteed or fully insured. In light of recent changes in the credit market, some high quality short term investment securities, similar to the types of securities that we invest in, have suffered illiquidity, events of default or deterioration in credit quality. If our short term investment portfolio becomes affected by any of the foregoing or other adverse events, we may incur losses relating to these investments.

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

Our products must be manufactured in sufficient quantities and on a timely basis, while maintaining product quality and acceptable manufacturing costs and complying with regulatory requirements. In determining the required quantities of our products and the manufacturing schedule, we must make significant judgments and estimates based on historical experience, inventory levels, current market trends and other related factors. Because of the inherent nature of estimates, there could be significant differences between our estimates and the actual amounts of products we and our distributors require, which could harm our business and results of operations.

Significant additional work will be required for scaling-up manufacturing of each new product prior to commercialization, and we may not successfully complete this work. Manufacturing and quality control problems have arisen and may arise in the future as we attempt to scale-up our manufacturing of a new product, and we may not achieve scale-up in a timely manner or at a commercially reasonable cost, or at all. In addition, although we expect some of our newer products and products under development to share production attributes with our existing products, production of these newer products may require the development of new manufacturing technologies and expertise. We may be unable to develop the required technologies or expertise.

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

Sales of our products outside the United States accounted for 23% of our total revenues for 2008 and 20% of our total revenues for 2007. Sales by Novartis of collaboration blood screening products outside of the United States accounted for 78% of our international revenues in 2008 and 77% in 2007. Novartis has responsibility for the international distribution of collaboration blood screening products.

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

•	the imposition of government controls;

•	export license requirements;

•	economic and political instability;

•	price controls;

•	trade restrictions and tariffs;

•	differing local product preferences and product requirements; and

•	changes in foreign medical reimbursement and coverage policies and programs.

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

We sell our clinical diagnostic products primarily to large reference laboratories, public health institutions and hospitals, substantially all of which receive reimbursement for the health care services they provide to their patients from third-party payors, such as Medicare, Medicaid and other government programs, private insurance plans and managed care programs. Most of these third-party payors may deny reimbursement if they determine that a medical product was not used in accordance with cost-effective treatment methods, as determined by the third-party payor, or was used for an unapproved indication. Third-party payors may also refuse to reimburse for experimental procedures and devices.

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

We are dependent on licenses from third parties for some of our key technologies. For example, our patented Transcription-Mediated Amplification technology is based on technology we have licensed from Stanford University. We enter into new licensing arrangements in the ordinary course of business to expand our product portfolio and access new technologies to enhance our products and develop new products. Many of these licenses provide us with exclusive rights to the subject technology or disease marker. If our license with respect to any of these technologies or markers is terminated for any reason, we may not be able to sell products that incorporate the technology. In addition, we may lose competitive advantages if we fail to maintain exclusivity under an exclusive license. DiagnoCure, from whom we have an exclusive license to the PCA3 gene marker for prostate cancer, has asserted that we may have lost market exclusivity because of a failure to meet a milestone under our license and collaboration agreement. We disagree with DiagnoCure’s assertion and discussions are ongoing with DiagnoCure on the issue, but we can give no assurance that this matter will be resolved in our favor.

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

From time to time in press releases, conference calls and otherwise, we may publish or make forecasts or other forward looking statements regarding our future results, including estimated earnings per share and other operating and financial metrics. Our forecasts are based upon various assumptions that are subject to significant uncertainties and any number of them may prove incorrect. For example, our revenue forecasts are based in large part on data and estimates we receive from our collaboration partners and distributors. Our achievement of any forecasts depends upon numerous factors, many of which are beyond our control. Consequently, our performance may not be consistent with management forecasts. Variations from forecasts and other forward looking statements may be material and could adversely affect our stock price and reputation.

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

Our worldwide headquarters are located in our two adjacent facilities located on Genetic Center Drive in San Diego, California. We own each of the facilities and the underlying land. The first facility is 262,000 square feet. The second facility consists of a 292,000 square foot shell, with approximately 214,000 square feet built-out with interior improvements in the first phase. The remaining expansion space can be used to accommodate future growth. Construction costs as of December 31, 2008 were approximately $46.3 million for this facility. These costs were capitalized as incurred and depreciation commenced upon our move-in during May 2006. Our subsidiary Molecular Light Technology Limited owns a 23,000 square-foot facility in Cardiff, United Kingdom.

In February 2008, we completed the purchase of the facility where we manufacture our blood screening products. We had previously leased this facility, which consists of 93,646 square feet, located in San Diego, California, since November 1997. The purchase price was $15.7 million.

We also lease the following facility:

Leased Facility

Location	Size	Term of Lease
Rehco Facility San Diego, California	6,438 square feet	Lease currently set to expire in August 2009 with no renewal options.

Item 3.	Legal Proceedings

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

On July 13, 2007, the ICDR arbitrators granted our petition to join the arbitration. On August 27, 2007, Digene filed an amended arbitration demand and asserted a claim against us for tortious interference with the cross-license agreement. The arbitration hearing in this matter commenced October 27, 2008 and the presentation of evidence concluded November 10, 2008. In December 2008 and January 2009, the parties filed post-hearing briefs and closing arguments were presented on January 30, 2009.

We believe that the supply and purchase agreement is valid and that our purchases of HPV oligonucleotide products under the supply and purchase agreement are and will be in accordance with applicable law. However, there can be no assurance that the matter will be resolved in our favor.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended December 31, 2008.

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

Market Information

Our common stock has been traded on The Nasdaq Global Select Market since September 16, 2002 under the symbol GPRO. Prior to that time, there was no public market for our common stock. The following table sets forth the high and low sale prices for our common stock as reported on The Nasdaq Global Select Market for the periods indicated:

2007	High	Low

First Quarter	$52.86	$46.22
Second Quarter	$60.50	$46.61
Third Quarter	$67.67	$57.92
Fourth Quarter	$71.84	$60.81

2008	High	Low

First Quarter	$64.68	$44.82
Second Quarter	$58.71	$46.84
Third Quarter	$62.39	$46.58
Fourth Quarter	$54.86	$30.01

As of February 13, 2009, there were 7,084 stockholders of record of our common stock. We have not paid any cash dividends to date and do not anticipate any being paid in the foreseeable future.

Issuer Purchases of Equity Securities

			Total Number	Approximate
			of Shares	Dollar Value
			Purchased as	of Shares
			Part of	that May Yet
	Total		Publicly	Be Purchased
	Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plans or
	Purchased	Per Share	Programs	Programs

October 1-31, 2008 Repurchase Program(1)	518,100	$48.22	518,100	$215,000,000
October 1-31, 2008 Employee Transactions(2)	937	44.32	—	—
November 1-30, 2008 Repurchase Program(1)	1,007,200	39.71	1,007,200	175,000,000
November 1-30, 2008 Employee Transactions(2)	3,655	46.89	—	—
December 1-31, 2008 Repurchase Program(1)	—	—	—	175,000,000
December 1-31, 2008 Employee Transactions(2)	82	37.01	—	—

Repurchase Program Total(1)	1,525,300	42.60	1,525,300	—

Employee Transactions Total(2)	4,674	$46.20	—	$—

(1)	In August 2008, our Board of Directors authorized the repurchase of up to $250.0 million of our common stock over the two years following adoption of the program, through negotiated or open market transactions. There is no minimum or maximum number of shares to be repurchased under the program.

(2)	During the fourth quarter of 2008, we repurchased and retired 4,674 shares of our common stock, at an average price of $46.20, withheld by us to satisfy employee tax obligations upon vesting of restricted stock granted under our 2003 Incentive Award Plan. We may make similar repurchases in the future to satisfy employee tax obligations upon vesting of restricted stock. As of December 31, 2008, we had an aggregate of 251,731 shares of restricted stock and 80,000 shares of Deferred Issuance Restricted Stock Awards outstanding.

Item 6.	Selected Financial Data

SELECTED FINANCIAL INFORMATION

The selected financial data set forth below with respect to our consolidated statements of income for each of the three years in the period ended December 31, 2008 and, with respect to our consolidated balance sheets, at December 31, 2008 and 2007 are derived from our consolidated financial statements that have been audited by Ernst & Young LLP, independent registered public accounting firm, which are included elsewhere in this report. The statement of income data for the years ended December 31, 2005 and 2004 and the balance sheet data as of December 31, 2006, 2005, and 2004 are derived from our audited consolidated financial statements that are not included in this report. The selected financial information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes appearing elsewhere in this report.

	2008	2007	2006	2005	2004
	(In thousands, except per share data)

Statement of income data for the years ended December 31:
Revenues:
Product sales	$429,220	$370,877	$325,307	$271,650	$222,560
Collaborative research revenue	20,581	16,619	15,937	25,843	27,122
Royalty and license revenue	22,894	15,518	13,520	8,472	20,025

Total revenues	472,695	403,014	354,764	305,965	269,707
Operating expenses:
Cost of product sales	128,029	119,641	103,882	83,900	59,908
Research and development	101,099	97,144	84,545	71,846	68,482
Marketing and sales	45,850	39,928	37,096	31,145	27,191
General and administrative	52,322	47,007	44,936	32,107	31,628

Total operating expenses	327,300	303,720	270,459	218,998	187,209

Income from operations	145,395	99,294	84,305	86,967	82,498
Net income(1)	$106,954	$86,140	$59,498	$60,089	$54,575

Net income per share:
Basic	$1.99	$1.63	$1.15	$1.19	$1.10
Diluted	$1.95	$1.58	$1.12	$1.15	$1.06
Weighted average shares outstanding:
Basic	53,708	52,975	51,538	50,617	49,429
Diluted	54,796	54,522	53,101	52,445	51,403
Balance sheet data as of December 31:
Cash, cash equivalents and short-term investments	$505,178	$433,494	$289,913	$220,288	$193,826
Working capital	580,237	518,408	342,062	262,375	234,202
Total assets	869,531	789,053	623,839	510,236	411,082
Stockholders’ equity(2)(3)	813,760	738,040	570,208	447,373	361,029

(1)	We adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” on January 1, 2006. For 2005 and 2004, net income including pro forma stock-based compensation expense was $45.3 million ($0.86 per diluted share) and $41.9 million ($0.82 per diluted share), respectively.

(2)	Effective January 1, 2006, we adopted Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements,” which resulted in an increase to beginning retained earnings of $3.9 million.

(3)	Effective January 1, 2007, we adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” which resulted in a reduction in beginning retained earnings of approximately $1.0 million.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, which provides a “safe harbor” for these types of statements. To the extent statements in this report involve, without limitation, our expectations for growth, estimates of future revenue, expenses, profit, cash flow, balance sheet items or any other guidance on future periods, these statements are forward-looking statements. Forward-looking statements can be identified by the use of forward-looking words such as “believes,” “expects,” “hopes,” “may,” “will,” “plans,” “intends,” “estimates,” “could,” “should,” “would,” “continue,” “seeks,” or “anticipates,” or other similar words, including their use in the negative. Forward-looking statements are not guarantees of performance. They involve known and unknown risks, uncertainties and assumptions that may cause actual results, levels of activity, performance or achievements to differ materially from any results, level of activity, performance or achievements expressed or implied by any forward-looking statement. These risks and uncertainties include those under the caption “Item 1A — Risk Factors.” We assume no obligation to update any forward-looking statements. The audited consolidated financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the years ended December 31, 2008, 2007 and 2006, included elsewhere in this Annual Report on Form 10-K.

Overview

We are a global leader in the development, manufacture and marketing of rapid, accurate and cost-effective nucleic acid probe-based products used for the clinical diagnosis of human diseases and for screening donated human blood. We also develop and manufacture nucleic acid probe-based products for the detection of harmful organisms in the environment and in industrial processes. We have 26 years of research and development experience in nucleic acid detection, and our products, which are based on our patented nucleic acid testing, or NAT, technology, are used daily in clinical laboratories and blood collection centers throughout the world.

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

Recent Events

Financial Results

Product sales for 2008 were $429.2 million, compared to $370.9 million in 2007, an increase of 16%. Total revenues for 2008 were $472.7 million, compared to $403.0 million in 2007, an increase of 17%. Net income for 2008 was $107.0 million ($1.95 per diluted share), compared to $86.1 million ($1.58 per diluted share) in 2007, an increase of 24%.

Offer to Acquire Tepnel Life Sciences

In January 2009, we made a recommended cash offer to acquire Tepnel Life Sciences Plc, or Tepnel, a company registered in England and Wales, for approximately $132.2 million (based on the exchange rate described in the offer). Our offer is subject to certain conditions, including approval of the offer by a majority in number representing 75% or more in value of Tepnel’s shareholders entitled to vote with respect to the proposed transaction. If we are successful in our acquisition of Tepnel, we believe the acquisition will provide us access to growth opportunities in transplant diagnostics, genetic testing and pharmaceutical services, as well as accelerate our ongoing strategic efforts to strengthen our marketing and sales, distribution and manufacturing capabilities in the European molecular diagnostics market.

Stock Repurchase Program

In August 2008, our Board of Directors authorized the repurchase of up to $250.0 million of our common stock over the two years following adoption of the program, through negotiated or open market transactions. There is no minimum or maximum number of shares to be repurchased under the program. During 2008, we repurchased and retired approximately 1,705,400 shares under this program at an average price of $43.96, or approximately $75.0 million in total.

Voluntary Counterbid to Acquire Innogenetics

In June 2008, following a bid by Solvay Pharmaceuticals, we launched a conditional counterbid to acquire 100% of the outstanding shares, warrants and convertible bonds of Innogenetics NV, a Belgian molecular diagnostics company, for approximately €215 million. On July 9, 2008, Solvay Pharmaceuticals submitted a higher bid to acquire Innogenetics and we formally withdrew our counterbid. Included in our general and administrative expenses for 2008 are approximately $2.0 million of costs associated with our counterbid to acquire Innogenetics.

Corporate Collaborations

Novartis

In January 2009, we entered into an agreement, referred to herein as Amendment No. 11, with Novartis to amend the June 11, 1998 collaboration agreement, or the 1998 Agreement, between the parties. The effective date of Amendment No. 11 is January 1, 2009. Amendment No. 11 extends to June 30, 2025 the term of our blood screening collaboration with Novartis under the 1998 Agreement. The 1998 Agreement was scheduled to expire by its terms in 2013.

The 1998 Agreement provided that we were solely responsible for manufacturing costs incurred in connection with the collaboration, while Novartis was responsible for sales and marketing expenses associated with the collaboration. Amendment No. 11 provides that, effective January 1, 2009, we will recover 50% of our costs of goods sold incurred in connection with the collaboration. In addition, we will receive a percentage of the blood screening assay revenue generated under the collaboration, as described in the next paragraph.

The 1998 Agreement provided that we share revenue from the sale of blood screening assays under the collaboration with Novartis. Under the terms of the 1998 Agreement, as previously amended, our share of revenue from any assay that included a test for HCV was 45.75%. Amendment No. 11 modifies our share of such revenues, initially reducing it to 44% in 2009. Our share of blood screening assay revenue increases in subsequent years as follows: 2010-2011, 46%; 2012-2013, 47%; 2014, 48%; and 2015, 50%. Our share of blood screening assay revenue is fixed at 50% from January 1, 2015 though the remainder of the amended term of the agreement. Under Amendment No. 11, our share of blood screening assay revenue from any assay that does not test for HCV remains at 50%. As discussed above, we are entitled to our designated percentage of revenue from the sale of blood screening assays as well as the recovery of 50% of our costs of goods sold. Amendment No. 11 also provides that Novartis will reduce the amount of time between product sales and payment of our share of blood screening assay revenue from 45 days to 30 days.

As part of Amendment No. 11, the parties have agreed, and Novartis has agreed to provide certain funding, to customize our Panther instrument, a fully automated molecular testing platform now in development, for use in the blood screening market. Novartis has also agreed to pay us a milestone payment upon the first commercial sale of the Panther instrument. The parties will equally share any profit attributable to Novartis’ sale or lease of Panther instruments under the collaboration. The parties have also agreed to evaluate, using our technologies, the development of companion diagnostics for current or future Novartis medicines. Novartis has agreed to provide us with certain funding in support of initial research and development.

3M Corporation

In June 2008, 3M Corporation, or 3M, discontinued our collaboration to develop rapid, molecular tests for healthcare-associated infections, or HCAIs, due to technical incompatibilities between our NAT technologies and

3M’s proprietary microfluidics instrument platform. Under the terms of the discontinued agreement, we were responsible for assay development, which 3M funded. 3M had also agreed to pay us milestones based on technical and commercial progress. We earned the first of these milestones, related to assay feasibility, in the fourth quarter of 2007. Based on the termination of the agreement, in June 2008 we recorded $2.7 million in collaborative research revenue that was previously deferred. In December 2008, we received an additional $0.4 million from 3M for costs incurred to wind down the collaboration. We are currently exploring other opportunities to commercialize our prototype assays in the HCAI field.

Millipore Corporation

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

Product Development

In August 2008, the Food and Drug Administration, or FDA, approved the Procleix Ultrio assay to screen donated blood, plasma, organs and tissues for HBV in individual blood donations or in pools of up to 16 blood samples on the enhanced semi-automated system, or eSAS, and on the fully automated, high-throughput TIGRIS system. The FDA had previously approved the assay to screen donated blood for HIV-1 and HCV.

In May 2008, we launched our APTIMA HPV assay in Europe. The APTIMA HPV assay has been CE-marked for use on the fully automated, high-throughput TIGRIS system and our semi-automated Direct Tube Sampling, or DTS, system.

In March 2008, we started U.S. clinical trials for our investigational APTIMA HPV assay. The investigational APTIMA HPV assay is an amplified nucleic acid test that is designed to detect 14 types of high-risk human papillomavirus, or HPV, that are associated with cervical cancer. More specifically, the assay is designed to detect two messenger ribonucleic acids, or mRNAs, that are made in higher amounts when HPV infections progress toward cervical cancer. We believe that targeting these mRNAs may more accurately identify women at higher risk of having, or developing, cervical cancer than competing assays that target HPV deoxyribonucleic acids, or DNA. We expect to enroll approximately 7,000 women in the trial. Actual enrollment, however, may vary based on the prevalence of cervical disease among women in the trial. The trial enrollment and testing are expected to take approximately two years. The APTIMA HPV assay is designed to run on our fully automated, high-throughput TIGRIS instrument system and on our future medium-throughput instrument platforms.

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

Pursuant to the terms of the Settlement Agreement, Bayer paid us an initial license fee of $5.0 million in August 2006. Siemens, as assignee of Bayer, paid us $10.3 million as a one-time royalty on January 31, 2007 and $16.4 million as a one-time royalty on January 31, 2008. As a result of these royalty payments, Siemens’ rights to the patents subject to the Settlement Agreement are fully paid-up and royalty free.

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

Critical accounting policies and estimates

Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, the collectability of accounts receivable, valuation of inventories and long-lived assets, including license and manufacturing access fees, patent costs and capitalized software, equity investments in privately held companies, income tax and the valuation of stock-based compensation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, which form the basis for making judgments about the carrying values of assets and liabilities. Senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of our Board of Directors. Actual results may differ from these estimates.

The following critical accounting policies affect the significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue recognition

We record shipments of our clinical diagnostic products as product sales when the product is shipped and title and risk of loss has passed and when collection of the resulting receivable is reasonably assured.

We manufacture our blood screening products according to demand specifications of our collaboration partner, Novartis. Upon shipment to Novartis, we recognize blood screening product sales at an agreed upon transfer price and record the related cost of products sold. Based on the terms of our collaboration agreement with Novartis, our ultimate share of the net revenue from sales to the end user is not known until reported to us by Novartis. We then adjust blood screening product sales upon receipt of customer revenue reports and a net payment from Novartis of amounts reflecting our ultimate share of net sales by Novartis of these products, less the transfer price revenues previously recognized.

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

We sell our instruments to Novartis for use in blood screening and record these instrument sales upon delivery since Novartis is responsible for the placement, maintenance and repair of the units with their customers. We also sell instruments to our clinical diagnostics customers and record sales of these instruments upon delivery and receipt of customer acceptance. Prior to delivery, each instrument is tested to meet our and FDA specifications, and is shipped fully assembled. Customer acceptance of our clinical diagnostic instrument systems requires installation and training by our technical service personnel. Generally, installation is a standard process consisting principally of uncrating, calibrating, and testing the instrumentation.

Shipments of our blood screening products in the United States and other countries in which the products have not received regulatory approval are recorded as collaborative research revenue. This is done because price restrictions apply to these products prior to FDA marketing approval in the United States and similar approvals in foreign countries. Upon shipment of FDA-approved and labeled products following commercial approval, we classify sales of these products as product sales in our consolidated financial statements.

We follow the provisions of Emerging Issues Task Force, or EITF, Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” for multiple element revenue arrangements. EITF Issue No. 00-21 provides guidance on how to determine when an arrangement that involves multiple revenue-generating activities or deliverables should be divided into separate units of accounting for revenue recognition purposes, and if this division is required, how the arrangement consideration should be allocated among the separate units of accounting. If the deliverables in a revenue arrangement constitute separate units of accounting according to the EITF Issue No. 00-21 separation criteria, the revenue-recognition policy must be determined for each identified unit. If the arrangement is a single unit of accounting, the revenue-recognition policy must be determined for the entire arrangement, and all non-refundable upfront license fees are deferred and recognized as revenues on a straight-line basis over the expected term of our continued involvement in the collaborations.

We recognize collaborative research revenue over the term of various collaboration agreements, as negotiated monthly contracted amounts are earned or reimbursable costs are incurred related to those agreements. Negotiated monthly contracted amounts are earned in relative proportion to the performance required under the contracts. Non-refundable license fees are recognized over the related performance period or at the time that we have satisfied all performance obligations. Milestone payments are recognized as revenue upon the achievement of specified milestones when (i) we have earned the milestone payment, (ii) the milestone is substantive in nature and the achievement of the milestone is not reasonably assured at the inception of the agreement, (iii) the fees are non-refundable, and (iv) performance obligations after the milestone achievement will continue to be funded by the collaborator at a level comparable to the level before the milestone achievement. Any amounts received prior to satisfying our revenue recognition criteria are recorded as deferred revenue on the consolidated balance sheet.

Royalty revenue is recognized related to the sale or use of our products or technologies under license agreements with third parties. For those arrangements where royalties are reasonably estimable, we recognize revenue based on estimates of royalties earned during the applicable period and adjust for differences between the estimated and actual royalties in the following period. Historically, these adjustments have not been material. For those arrangements where royalties are not reasonably estimable, we recognize revenue upon receipt of royalty statements from the applicable licensee. Non-refundable license fees are recognized over the related performance period or at the time we have satisfied all performance obligations.

Valuation of inventories

We record valuation adjustments to our inventories balances for estimated excess and obsolete inventories equal to the difference between the cost of such inventories and its usage which is based upon assumptions about future product demand and the shelf-life and expiration dates for finished goods and materials used in the manufacturing process. We operate in an environment that is regulated by the FDA and other governmental agencies that may place restrictions on our ability to sell our products in the marketplace if certain compliance requirements are not met. We have made assumptions that are reflected in arriving at our net inventories value based on information currently available to us. If future product demand, regulatory constraints or other market conditions are less favorable than those projected by management, additional inventories valuation reserves may be required.

We also manufacture products to conduct developmental evaluations and clinical trials, and to validate our manufacturing practices prior to receiving regulatory clearance for commercial sale of our products. In these circumstances, uncertainty exists regarding our ability to sell these products until the FDA or other governing bodies commercially approve them. Accordingly, the manufacturing costs of these items in inventories are recorded as research and development, or R&D, expense. In cases where we maintain current approved products for further development evaluations, we may also provide valuation allowances for these inventories due to the historical uncertainties associated with regulated product introductions into other markets. To the extent any of these products are sold to end users, we record revenues and reduce inventories reserves that are directly applicable to such products.

For 2008, 2007 and 2006, total gross charges to our inventories reserves have not impacted gross margin, as a percentage of sales, by more than 1.8%. We believe that similar charges to estimated inventories reserves, and the related effect on gross margins, are reasonably likely in the future. Historically, changes to inventories valuation reserves in subsequent periods have not materially affected cost of product sales.

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

Capitalized software costs

We capitalize costs incurred in the development of computer software related to products under development after establishment of technological feasibility in accordance with Statement of Financial Accounting Standards, or SFAS, No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” These capitalized costs are recorded at the lower of unamortized cost or net realizable value and are amortized over the estimated life of the related product.

At December 31, 2008, capitalized software development costs related to products for use on our TIGRIS instrument totaled $13.4 million, net of accumulated amortization. We began amortizing the capitalized software costs on a straight-line basis over 120 months in May 2004, coinciding with the general release of TIGRIS instruments to our customers.

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

Stock-based compensation

We grant options to purchase our common stock to our employees and directors under our equity compensation plans. Eligible employees can also purchase shares of our common stock at 85% of the lower of the fair market value on the first or the last day of each six-month offering period under our Employee Stock Purchase Plan, or ESPP. The benefits provided under these plans are share-based payments subject to the provisions of revised SFAS No. 123(R), “Share-Based Payment.” Under SFAS No. 123(R), stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period. We have no awards with market or performance conditions. We adopted the provisions of SFAS No. 123(R) on January 1, 2006, using a modified prospective application. Accordingly, prior periods have not been revised for comparative purposes. Stock-based compensation expense recognized is based on the value of share-based payment awards that are ultimately expected to vest, which coincides with the award holder’s requisite service period.

We estimate the value of our share-based payment awards using the Black-Scholes-Merton option-pricing model, and amortize all new grants as expense on a straight-line basis over the vesting period. Also, a portion of these costs are capitalized into inventories on our balance sheet, and are recognized as expense when the related products are sold.

Our stock options and the option component of our ESPP shares have characteristics significantly different from those of traded options, and changes in the assumptions can materially affect the fair value estimates. Because valuation model assumptions are subjective, in our opinion, existing valuation models, including the Black-Scholes-Merton model, may not provide reliable measures of the fair values of our share-based payment awards. There is not currently a generally accepted market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models. Although we estimate the fair value of employee share-based payment awards in accordance with SFAS No. 123(R) and the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107, or SAB No. 107, the option-pricing model we use may not produce a value that is indicative of the fair value achieved in a willing buyer/willing seller market transaction.

The determination of fair value of share-based payment awards on the date of grant using the Black-Scholes-Merton model is affected by our stock price and the implied volatility on our traded options, as well as the input of other subjective assumptions. These assumptions include, but are not limited to, the expected term of stock options and our expected stock price volatility over the term of the awards. We use a blend of historical and implied volatility for the expected volatility assumption. We believe this not only takes into account past experience, but also expectations of how future volatility will differ from historical volatility. For purposes of estimating the fair value of stock options granted to employees during the year ended December 31, 2008, we used a weighted average stock price volatility of 34%. If our stock price volatility assumptions were to increase 25% to 42%, the weighted average estimated fair value of stock options granted during the year ended December 31, 2008 would increase by $3.45 per share, or 19%.

The expected term of stock options granted represents the period of time that they are expected to be outstanding. We use a midpoint scenario method, which assumes that all vested, outstanding options are settled halfway between the date of measurement and their expiration date. The calculation also leverages the history of actual exercises and post-vesting cancellations. For purposes of estimating the fair value of stock options granted to employees during the year ended December 31, 2008 we used an expected term of 4.2 years. If our expected term were to increase by one year to 5.2 years, the weighted average estimated fair value of stock options granted during the year ended December 31, 2008 would increase by $2.29 per share, or 12%.

SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We assess the forfeiture rate on a quarterly basis and revise the rate when deemed necessary.

Adoption of recent accounting pronouncements

SFAS No. 157

Effective January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements,” for financial assets and liabilities measured at fair value. SFAS No. 157 defines fair value, expands disclosure requirements around fair value and specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. These two types of inputs create the following fair value hierarchy:

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

Available-for-sale securities

Our available-for-sale securities are comprised of tax advantaged municipal securities and money market funds. When available, we generally use quoted market prices to determine fair value, and classify such items as Level 1. If quoted market prices are not available, prices are determined using prices for recently traded financial instruments with similar underlying terms as well as directly or indirectly observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals. We classify such items as Level 2. At December 31, 2008, we reported $15.5 million and $449.7 million of assets measured at fair value on a recurring basis as Level 1 and 2, respectively.

Equity investment in private company

In 2006, we invested in Qualigen, Inc., or Qualigen, a private company. The valuation of investments in non-public companies requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity and the long-term nature of such assets. Our equity investments in private companies are valued initially based upon the transaction price under the cost method of accounting. Such instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). At December 31, 2008, we reported $5.4 million, or 1.1%, of assets measured at fair value on a non-recurring basis as Level 3 in the fair value hierarchy.

We record impairment charges when we believe an investment has experienced a decline that is other-than-temporary. The determination that a decline is other-than-temporary is, in part, subjective and influenced by many factors. Future adverse changes in market conditions or poor operating results of investees could result in losses or an inability to recover the carrying value of the investments, thereby possibly requiring impairment charges in the future. When assessing investments in private companies for an other-than-temporary decline in value, we consider many factors including, but not limited to, the following: the share price from the investee’s latest financing round, the performance of the investee in relation to its own operating targets and its business plan, the investee’s revenue and cost trends, the investee’s liquidity and cash position, including its cash burn rate, and market acceptance of the investee’s products and services. From time to time, we may consider third party evaluations or valuation reports. We also consider new products and/or services that the investee may have forthcoming, any significant news specific to the investee, the investee’s competitors and/or industry and the outlook of the overall industry in which the investee operates. In the event our judgments change as to other-than temporary declines in value, we may record an impairment loss, which could have an adverse impact on our results of operations.

During the third quarter of 2008, we received financial statements from Qualigen that indicated potential issues towards the execution of their long-term sales plans. As a result, with the consultation and assistance of a third party valuation company, and the support of Qualigen management, we performed a valuation of Qualigen. The valuation of our investment was based upon several factors and included both a market approach and an income (discounted cash flow method) approach. The range of these two approaches resulted in a potential value of our investment between $4.2 million and $6.6 million. We concluded that an equal weighting of the market and income methods was appropriate and as a result of this valuation our ownership of Qualigen was valued at approximately $5.4 million. We believe that the decline in the value of this investment from our initial cost basis was an other-than-temporary impairment of our investment and thus we recorded an impairment charge of $1.6 million to write down the carrying value of our equity interest. This amount is included in “Other income/(expense)” on the consolidated statements of income.

SFAS No. 159

Effective January 1, 2008, we adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115,” which expands the use of fair value accounting but does not affect existing standards that require assets or liabilities to be carried at fair value. Under SFAS No. 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred (e.g., debt issue costs). The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS No. 159, changes in fair value are recognized in earnings. During 2008, we did not elect fair value as an alternative measurement for any financial instruments not previously carried at fair value.

EITF Issue No. 07-3

Effective January 1, 2008, we adopted EITF Issue No. 07-3, “Accounting for Non-Refundable Payments for Goods or Services Received for Use in Future Research and Development Activities.” EITF Issue No. 07-3 requires that non-refundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. There was no material financial statement impact as a result of adoption.

Pending adoption of recent accounting pronouncements

SFAS No. 141(R)

In December 2007, the Financial Accounting Standards Board, or FASB, issued SFAS No. 141(R), “Business Combinations.” SFAS No. 141(R) changes the requirements for an acquirer’s recognition and measurement of the assets acquired and liabilities assumed in a business combination, including the treatment of contingent consideration, pre-acquisition contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under SFAS No. 141(R), changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. This statement is effective with respect to business combination transactions for which the acquisition date is after December 31, 2008.

SFAS No. 160

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements (an amendment of Accounting Research Bulletin, or ARB, No. 51).” SFAS No. 160 requires that noncontrolling (minority) interests be reported as a component of equity, that net income attributable to the parent and to the non-controlling interest be separately identified in the income statement, that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and that any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value. This statement is effective for fiscal years beginning after December 31, 2008, and shall be applied prospectively. However, the presentation and disclosure requirements of SFAS No. 160 are required to be applied retrospectively for all periods presented. The retrospective presentation and disclosure requirements of this statement will be applied to any prior periods presented in financial statements for the fiscal year ending December 31, 2009, and later periods during which we have a consolidated subsidiary with a noncontrolling interest. As of December 31, 2008, we do not have any consolidated subsidiaries in which there is a noncontrolling interest.

EITF Issue No. 07-1

In November 2007, the FASB ratified EITF Issue No. 07-1, “Accounting for Collaborative Agreements Related to the Development and Commercialization of Intellectual Property.” EITF Issue No. 07-1 defines collaborative agreements as a contractual arrangement in which the parties are active participants to the arrangement and are exposed to the significant risks and rewards that are dependent on the ultimate commercial success of the endeavor. Additionally, it requires that revenue generated and costs incurred on sales to third parties as it relates to a collaborative agreement be recognized as gross or net based on EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” Essentially, this requires the party that is identified as the principal participant in a transaction to record the transaction on a gross basis in its financial statements. It also requires payments between participants to be accounted for in accordance with already existing generally accepted accounting principles, unless none exist, in which case a reasonable, rational, consistent method should be used. We will adopt this guidance effective January 1, 2009 for all collaboration agreements existing as of that date. We do not believe that the adoption of EITF Issue No. 07-1 will have a material impact on our financial statements, as we believe all collaboration agreements are currently in compliance with this standard.

Results of Operations

Amounts and percentages in the following tables and throughout our discussion and analysis of financial conditions and results of operations may reflect rounding adjustments. Percentages have been rounded to the nearest whole percentage.

	Years Ended December 31,			% Change
(Dollars in millions)	2008	2007	2006	2008/2007	2007/2006

Product Sales	$429.2	$370.9	$325.3	16%	14%

As a percent of total revenues	91%	92%	92%

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

Product sales increased 16% in 2008 from 2007. The $58.3 million increase was primarily attributed to $31.9 million in higher blood screening assay sales and $29.6 million in higher APTIMA assay sales, partially offset by a $6.6 million decrease in PACE product sales as customers continue to convert to the more sensitive amplified APTIMA product line.

Diagnostic product sales, including assay, instrument, and ancillary sales, represented $222.9 million, or 52% of product sales in 2008, compared to $199.2 million, or 54% of product sales in 2007. This $23.7 million increase was primarily driven by volume gains in our APTIMA product line as the result of PACE conversions, market share gains we attribute to the superior clinical performance of our assay and the availability of our fully automated TIGRIS instrument. Overall APTIMA growth was partially offset by a $6.6 million decrease in PACE product sales as customers continue to convert to the more sensitive amplified APTIMA product line. In 2008, APTIMA sales were approximately 87% of our STD product sales versus PACE sales of 13%. In 2007, APTIMA represented 82% of STD product sales, and PACE 18%. Average pricing in 2008 related to our APTIMA products decreased approximately 3% from 2007 primarily related to strong unit growth in our corporate account sector. Approximately $20.3 million of our diagnostic product sales are denominated in currencies other than the U.S. dollar. In 2008, we estimate that the growth of our diagnostic product sales over 2007 was negatively affected by $0.3 million as the result of a stronger average U.S. dollar versus foreign currencies.

Blood screening related sales, including assay, instrument, and ancillary sales, represented $206.3 million, or 48% of product sales in 2008, compared to $171.7 million, or 46% of product sales in 2007. This $34.6 million increase was principally attributed to the March 2007 approval and commercial pricing of our WNV assay for use on the TIGRIS instrument, as well as international expansion of Procleix Ultrio sales by Novartis. In 2008, United States blood donation volumes screened using the Procleix blood screening family of assays increased 4% over 2007 levels, while the related pricing increased 6%. International revenues increased as the Procleix Ultrio product further penetrated international markets. Included in the blood screening results for 2008 was a one-time $2.6 million benefit related to an adjustment to service costs previously deducted by Novartis prior to arriving at our net share of revenue under the collaboration. In addition, we estimate that $5.0 million of the growth in 2008 over 2007 was related to foreign currency gains associated with favorable exchange rates, primarily the weaker U.S. dollar versus the Euro, on revenues collected under our collaboration with Novartis.

Product sales increased 14% in 2007 from 2006. The $45.6 million increase was primarily attributed to $32.3 million in higher APTIMA assay sales and $21.8 million in higher blood screening assay sales, partially offset by a $10.6 million decrease in PACE product sales.

Diagnostic product sales, including assay, instrument, and ancillary sales, represented $199.2 million, or 54% of product sales in 2007, compared to $171.2 million, or 53% of product sales in 2006. This $28.0 million increase was primarily driven by volume gains in our APTIMA product line as the result of PACE conversions, and market share gains attributed to the assays’ clinical performance and the availability of our fully automated TIGRIS instrument. The remaining growth in diagnostics was primarily the result of an increase in diagnostic instrumentation sales, which increased by $5.9 million from 2006 levels. Overall APTIMA growth was partially offset by a related $10.6 million decrease in PACE product sales as customers converted to the more sensitive amplified APTIMA product line. In general, the price of our amplified APTIMA test is twice that of our non-amplified PACE product, thus the conversion from PACE to APTIMA drives an overall increase in product sales even if underlying testing volumes remain the same. In 2007, APTIMA sales were approximately 82% of our STD product sales versus PACE sales of 18%. In 2006, APTIMA represented 72% of STD product sales, and PACE 28%. Average pricing in 2007 related to our primary APTIMA products remained consistent with 2006 levels.

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

Blood screening related sales, including assay, instrument, and ancillary sales, represented $171.7 million, or 46% of product sales in 2007, compared to $154.1 million, or 47% of product sales in 2006. The $17.6 million increase in blood screening sales during 2007 was principally attributed to the approval and commercial launch of our WNV assay for use on the TIGRIS instrument, as well as international expansion of Procleix Ultrio sales. Our share of blood screening revenues is based upon sales of assays by Novartis, on blood donation levels and the related price per donation. In 2007, United States blood donation volumes screened using the Procleix HIV-1/HCV assay were relatively consistent with 2006 levels, as was the related pricing. International revenues increased as blood donations screened using either the Procleix HIV-1/HCV assay or the Procleix Ultrio assay grew approximately 7% from 2006 levels, as the Procleix Ultrio product further penetrated international markets. Partially offsetting the growth of WNV and the Procleix and Ultrio products in 2007 was a reduction in the sales of blood screening instrumentation, which declined by $4.2 million from 2006 levels. The decline in the sale of blood screening instrumentation was primarily driven by a decrease in the sales of spare parts and components for the TIGRIS system, as Novartis began to acquire these parts and components directly from the manufacturer of the TIGRIS instrument in early 2007.

	Years Ended December 31,			% Change
(Dollars in millions)	2008	2007	2006	2008/2007	2007/2006

Collaborative Research Revenue	$20.6	$16.6	$16.0	24%	4%

As a percent of total revenues	4%	4%	4%

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

Collaborative research revenue increased 24% in 2008 from 2007. The $4.0 million increase was primarily due to the $10.0 million milestone payment received from Novartis based on the FDA’s approval of our TIGRIS instrument system for use with our Ultrio assay, and an increase of $3.6 million from 3M for the development of rapid nucleic acid tests to detect certain dangerous healthcare-associated infections. This collaboration with 3M was discontinued in June 2008. These increases were partially offset by $3.6 million in lower funding revenues from the United States Army Medical Research and Material Command for the development of improved cancer diagnostic assays, as that contract expired in the fourth quarter of 2007, a $1.5 million decrease in funding revenues from Novartis for Ultrio assay development as that program nears completion, and a $3.9 million decrease in funding from 3M related to our food testing program that was discontinued in November 2007.

Collaborative research revenue increased 4% in 2007 from 2006. The $0.6 million increase from the prior year was primarily the result of a $4.1 million increase in reimbursement from Novartis for blood screening development programs, a $3.9 million increase from 3M for work on the food testing and healthcare-associated infection programs, and a $3.6 million increase from the United States Army Medical Research and Material Command for work on the development of improved cancer diagnostic assays. These increases were partially offset by a $9.2 million decrease in revenue from Novartis related to deliveries of WNV tests on a “cost recovery” basis until May 2006 (now recorded as product sales) and a $1.4 million decrease in reimbursement from one of our industrial partners for certain assay development costs.

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

	Years Ended December 31,			% Change
(Dollars in millions)	2008	2007	2006	2008/2007	2007/2006

Royalty and License Revenue	$22.9	$15.5	$13.5	48%	15%

As a percent of total revenues	5%	4%	4%

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

Our royalty and license revenue during 2008 and 2007 consisted primarily of settlement payments received from Siemens, as an assignee of Bayer ($16.4 million in 2008 and $10.3 million in 2007). Siemens has now paid all amounts due to us under the Settlement Agreement, and thus these payments will not recur in future periods. The $7.4 million increase in royalty and license revenue during 2008 from 2007 was primarily the result of $6.1 million in higher amounts received from Bayer under the Settlement Agreement, $0.6 million in higher blood plasma royalties from Novartis, and $0.5 million in higher royalties from Becton Dickinson.

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

	Years Ended December 31,			% Change
(Dollars in millions)	2008	2007	2006	2008/2007	2007/2006

Cost of Product Sales	$128.0	$119.6	$103.9	7%	15%

Gross profit margin as a percent of product sales	70%	68%	68%

Cost of product sales includes direct material, direct labor, and manufacturing overhead associated with the production of inventories. Other components of cost of product sales include royalties, warranty costs, instrument and software amortization and allowances for scrap.

In addition, we manufacture significant quantities of materials, development lots, and clinical trial lots of product prior to receiving FDA approval for commercial sale. The majority of costs associated with development lots are classified as R&D expense. The portion of a development lot that is manufactured for commercial sale outside the United States is capitalized to inventory and classified as cost of product sales upon shipment.

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

Cost of sales increased 7% in 2008 from 2007. Of this $8.4 million increase, $7.3 million was attributed to increased shipments of blood screening products, $6.2 million was attributed to increased APTIMA sales, $1.8 million was attributed to increased amortization of capitalized intangible assets, $1.5 million was attributed to higher instrument sales and instrument related costs, and $0.7 million was attributed to increased viral sales. These 2008 increases were partially offset by a $9.3 million benefit versus 2007 as a result of higher production volumes.

Cost of product sales increased 15% in 2007 from 2006. The $15.7 million increase in cost of product sales was primarily due to $5.9 million in higher Procleix Ultrio assay shipments, $5.1 million in higher APTIMA shipments, $2.0 million in higher WNV assay shipments, and $1.7 million in higher instrument amortization costs associated with a higher installed base of instruments.

Our gross profit margin as a percentage of product sales increased to 70% in 2008 from 68% in 2007 and 2006. The increase in gross profit margin percentage was principally attributed to increased sales of blood screening assays by Novartis and increased APTIMA sales, which have higher margins, and favorable changes in production volumes, partially offset by increased instrument sales, which have lower margins, and instrument related costs and increased amortization of capitalized intangible assets.

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

A portion of our blood screening revenues is from sales of TIGRIS instruments to Novartis, which totaled $12.4 million, $9.4 million, and $9.7 million during 2008, 2007 and 2006, respectively. Under our collaboration agreement with Novartis, we sell TIGRIS instruments to them at prices that approximate cost. These instrument sales, therefore, negatively impact our gross margin percentage in the periods when they occur, but are a necessary precursor to increased sales of blood screening assays in the future.

Certain blood screening markets are trending from pooled testing of large numbers of donor samples to smaller pool sizes. A greater number of tests will be required in markets where smaller pool sizes are required. The greater number of tests required for smaller pool sizes will increase our variable manufacturing costs, including costs of raw materials and labor. In 2008, we were responsible for 100% of the cost of goods sold pursuant to our collaboration agreement with Novartis. Effective January 1, 2009, our amended collaboration agreement with Novartis provides that we will recover 50% of our costs of goods sold incurred in connection with the collaboration. If the price per donor or total sales volume does not increase in line with the increase in our total variable manufacturing costs, our gross profit margin percentage from sales of blood screening assays will decrease upon adoption of smaller pool sizes. We have already observed this trend with respect to certain sales internationally. We are not able to predict accurately the ultimate extent to which our gross profit margin percentage will be negatively affected as a result of smaller pool sizes, because we do not know the ultimate selling price that Novartis will charge to the end user or the degree to which smaller pool size testing will be adopted across the markets in which we sell our products.

	Years Ended December 31,			% Change
(Dollars in millions)	2008	2007	2006	2008/2007	2007/2006

Research and Development	$101.1	$97.2	$84.6	4%	15%

As a percent of total revenues	21%	24%	24%

We invest significantly in R&D as part of our ongoing efforts to develop new products and technologies. Our R&D expenses include the development of proprietary products and instrument platforms, as well as expenses related to the development of new products and technologies in collaboration with our partners. R&D spending is dependent on the status of projects under development and may vary substantially between quarterly or annual reporting periods. We expect to incur additional costs associated with our research and development activities. The additional costs include the development and validation activities for our PCA3 and HPV assays, development of Panther, our fully automated system for low and mid-volume laboratories, assay integration activities for Panther, development and validation of assays for blood screening and industrial applications, and on-going research and early stage development activities. Although total R&D dollars may increase over time, we expect our R&D expenses as a percentage of total revenues to decline in future years.

R&D expenses increased 4% in 2008 from 2007. The $3.9 million increase was primarily due to a $4.8 million increase in clinical evaluations and outside services associated with our Procleix Ultrio yield studies, for which we received blood screening approval in August 2008, HPV trials which began in March 2008, as well as our license agreement with Xceed, $2.7 million in higher amortization charges due in part to an impairment charge associated with our Corixa license agreement, and an increase of $1.3 million in salaries and personnel-related expenses. These increases were partially offset by a $3.0 million decrease in development lot activity, primarily related to timing of our HPV diagnostic product, and a $0.8 million decrease in professional fees for consultant services no longer utilized in 2008.

R&D expenses increased 15% in 2007 from 2006. The $12.6 million increase in R&D spending was primarily due to $4.1 million in oligonucleotide purchases for development lot builds, $2.9 million in higher allocations of facilities and information systems, $2.4 million in higher outside services to support development projects such as industrial applications, a $1.6 million increase in salaries and personnel-related expenses due to higher staffing levels, a $1.4 million increase in depreciation and amortization due to replacement of equipment in 2007 and a $1.3 million increase in professional fees. These increases were partially offset by a $3.0 million decrease in stock-based compensation expense due to increased forfeitures related to employee turnover.

	Years Ended December 31,			% Change
(Dollars in millions)	2008	2007	2006	2008/2007	2007/2006

Marketing and Sales	$45.9	$39.9	$37.1	15%	8%

As a percent of total revenues	10%	10%	10%

Our marketing and sales expenses include salaries and other personnel-related expenses, promotional expenses, and outside services.

Marketing and sales expenses increased 15% in 2008 from 2007. The $6.0 million increase was primarily due to a $3.3 million increase in salaries and personnel-related expenses resulting from the hiring of additional employees, a $1.3 million increase in spending for marketing studies and promotional activities, and a $0.6 million increase in travel expenses, all of which were a result of our increased international market development efforts and PCA3 and HPV market development.

Marketing and sales expenses increased 8% in 2007 from 2006. The $2.8 million increase in marketing and sales expenses was primarily due to a $1.6 million increase in spending for marketing research and materials related to international expansion and $1.2 million in higher salaries and personnel-related expenses to support product sales growth, partially offset by a $0.5 million decrease in stock-based compensation expense due to increased forfeitures related to employee turnover.

	Years Ended December 31,			% Change
(Dollars in millions)	2008	2007	2006	2008/2007	2007/2006

General and Administrative	$52.3	$47.0	$44.9	11%	5%

As a percent of total revenues	11%	12%	13%

Our general and administrative, or G&A, expenses include expenses for finance, legal, strategic planning and business development, public relations and human resources.

G&A expenses increased 11% in 2008 from 2007. The $5.3 million increase was primarily the result of a $3.6 million increase in professional fees, primarily legal and business development expenses, a $2.1 million increase in salaries and personnel-related expenses and a $1.3 million increase in commercial and investment banking charges, primarily attributable to our counterbid to acquire Innogenetics. These increases were partially offset by a $1.2 million decrease in relocation expenses associated with senior level personnel hired in the prior year.

G&A expenses increased 5% in 2007 from 2006. The $2.1 million increase in G&A expenses was primarily the result of a $5.3 million increase in salaries and personnel-related expenses due principally to increased personnel and a $0.7 million increase in service contracts due principally to software and equipment upgrades. These increases were offset by a $2.4 million decrease in legal fees, as 2006 included fees associated with our two patent infringement lawsuits against Bayer, including a $2.0 million payment to our outside litigation counsel in connection with the Bayer settlement, as well as a $1.3 million decrease in stock-based compensation expense due to increased forfeitures related to employee turnover.

	Years Ended December 31,			% Change
(Dollars in millions)	2008	2007	2006	2008/2007	2007/2006

Interest income	$16.8	$12.8	$8.3	31%	54%
Interest expense	—	—	(0.1)	N/M	N/M
Other income / (expense)	(1.3)	(0.5)	0.5	160%	N/M

Total other income, net	$15.5	$12.3	$8.7	26%	41%

The $4.0 million increase in interest income in 2008 from 2007 was primarily a result of higher average balances of our short-term investments, which on average increased by $158.1 million, or 54%. Included in the $0.8 million net increase in other expense was a $1.6 million gain resulting from the sale of our equity interest in Molecular Profiling Institute, Inc., which was offset by an impairment charge of $1.6 million related to our investment in Qualigen. The remaining $0.8 million was from realized foreign currency exchange losses.

The $3.6 million net increase total other income, net in 2007 from 2006 was primarily due to an increase of $4.5 million in interest income resulting from higher average balances of our short-term investments, offset by $0.9 million in realized foreign currency exchange losses.

	Years Ended December 31,			% Change
(Dollars in millions)	2008	2007	2006	2008/2007	2007/2006

Income Tax Expense	$53.9	$25.5	$33.5	111%	(24)%

As a percentage of income before tax	34%	23%	36%

Income tax expense, as a percentage of pre-tax income, increased in 2008 from 2007. This increase was principally attributed to the 2007 completion of federal and state audits of our tax returns through 2004, which resulted in $11.1 million of net tax benefits for reserves in excess of audit adjustments.

Income tax expense decreased 24% in 2007 from 2006 and our effective tax rate decreased to 23% of 2007 pretax income, compared to 36% of 2006 pretax income. The decrease was principally attributed to the 2007 completion of federal and state audits noted above, and higher tax-exempt interest.

Liquidity and capital resources

				Amount
				Change
				From 2007
	2008	2007	2006	to 2008
	(In thousands)

As of December 31:
Cash, cash equivalents and short-term investments	$505,178	$433,494	$289,913	$71,684
Working capital	580,237	518,408	342,062	61,829
Current ratio	13:1	14:1	8:1	—

The primary objectives of our investment policy are liquidity and safety of principal. Consistent with these objectives, investments are made with the goal of achieving the highest rate of return. The policy places emphasis on securities of high credit quality, with restrictions placed on maturities and concentration by security type and issue.

Our short-term investments include tax advantaged municipal securities with a minimum Moody’s credit rating of A3 and a minimum Standard & Poor’s credit rating of A-. As of December 31, 2008, we did not hold auction rate securities. Our investment policy limits the effective maturity on individual securities to six years and an average portfolio maturity to three years. At December 31, 2008, our portfolios had an average term of three years and an average credit quality of AA3 as defined by Moody’s.

Our working capital at December 31, 2008 increased $61.8 million from December 31, 2007, primarily due to increased cash balances generated from operations. Days’ sales outstanding, or DSO, for the year ended December 31, 2008 was flat compared to the prior year at 28 days. Days’ sales in inventory decreased slightly to 147 days at December 31, 2008 from 153 days at December 31, 2007 due to increased sales volume and cost of product sales.

				Amount
				Change
				From 2007
	2008	2007	2006	to 2008
	(In thousands)

Year Ended December 31:
Cash provided by (used in):
Operating activities	$178,253	$109,584	$101,020	$68,669
Investing activities	(139,888)	(183,424)	(79,208)	43,536
Financing activities	(53,534)	61,812	33,153	(115,346)
Purchases of property, plant and equipment (included in investing activities above)	(39,348)	(23,096)	(50,760)	(16,252)

Our primary source of liquidity has been cash from operations, which includes the collection of accounts and other receivables related to product sales, collaborative research agreements, and royalty and license fees. Our primary short-term cash needs, which are subject to change, include continued R&D spending to support new products, costs related to commercialization of products and purchases of instrument systems, primarily TIGRIS, for placement with our customers. In addition, we may use cash to continue the repurchase of our common stock under our stock repurchase program, as well as for strategic purchases which may include businesses and/or technologies complimentary to our business. Certain R&D costs may be funded under collaboration agreements with partners.

The $68.7 million increase in net cash provided by operating activities during 2008 compared to 2007 was primarily due to $20.8 million in higher net income, a $23.6 million decrease in accounts receivable due to collections from our customers and decreases in collaborative partner funding, a $12.1 million reduction in tax benefits from stock-based compensation, a $9.0 million increase in inventories, an $8.5 million decrease in prepaid expenses related to higher upfront fees paid in 2007 for the purchase of TIGRIS instruments, a $6.7 million reduction of deferred revenue related to the termination of our collaboration agreement with 3M, a $6.2 million increase in accounts payable balances related to increased cost of sales and timing of payments, a $4.8 million increase in deferred tax assets for impairments not yet tax deductible and the excess of current year stock-based compensation expense over the related tax deductions, a $3.5 million impairment charge associated with our Corixa license agreement and a $2.3 million increase in amortization of premiums on investments.

The $43.5 million decrease in net cash used in investing activities during 2008 compared to 2007 was principally attributed to a $16.3 million increase in capital expenditures and a payment of $10.0 million to Roche associated with commercialization of our CE-marked HPV product. These increases were offset by a $65.1 million net decrease in purchases (net of sales) of short-term investments. Capital spending increased from 2007 levels due primarily to the purchase of our blood screening facility, which closed in the first quarter of 2008.

The $115.3 million decrease in net cash provided by financing activities during 2008 compared to 2007 was principally attributed to $75.0 million used in 2008 to repurchase and retire 1,705,400 shares of our common stock under our stock repurchase program and a $28.4 million decrease in proceeds from the exercise of stock options and the associated $12.1 million decrease in excess tax benefits. We receive cash from the exercise of employee stock options and proceeds from the sale of common stock pursuant to the ESPP. We expect fluctuations to occur throughout the year, as the amount and frequency of stock-related transactions are dependent upon the market performance of our common stock, along with other factors.

We have an unsecured bank line of credit agreement with Wells Fargo Bank, N.A., which expires in July 2009, under which we may borrow up to $10.0 million, subject to a “borrowing base formula,” at the bank’s prime rate, or at LIBOR plus 1.0%. At December 31, 2008, we did not have any amounts outstanding under the bank line and we have not taken advances against the line since inception.

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

We may from time to time consider the acquisition of businesses and/or technologies complementary to our business. We could require additional equity or debt financing if we were to engage in a material acquisition in the future. For example, in January 2009, we made a recommended cash offer to acquire Tepnel for approximately $132.2 million (based on the exchange rate described in the offer). Our offer is subject to certain conditions, including approval of the offer by a majority in number representing 75% or more in value of Tepnel’s shareholders entitled to vote with respect to the proposed transaction. If we are successful in our acquisition of Tepnel, we believe the acquisition will provide us access to growth opportunities in transplant diagnostics, genetic testing and pharmaceutical services, as well as accelerate our ongoing strategic efforts to strengthen our marketing and sales, distribution and manufacturing capabilities in the European molecular diagnostics market.

Contractual obligations and commercial commitments

Our contractual obligations due for purchase commitments, collaborative agreements and minimum royalties as of December 31, 2008 were as follows (in thousands):

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Material purchase commitments(1)	$24,822	$24,822	$—	$—	$—
Collaborative commitments(2)	5,005	1,416	1,961	250	1,378
Minimum royalty commitments(3)	1,400	175	525	350	350

Total(4)	$31,227	$26,413	$2,486	$600	$1,728

(1)	Amounts represent our minimum purchase commitments from key vendors for the TIGRIS and Panther instruments, as well as raw materials used in manufacturing. Of the $24.8 million total, $15.9 million is expected to be used to purchase TIGRIS instruments, of which we anticipate that approximately $7.0 million of instruments will be sold to Novartis. Not included in the $24.8 million is $9.6 million expected to be used to purchase validation, pre-production and production instruments, and associated tooling, pursuant to our development agreement with Stratec for the Panther instrument and potential minimum purchase commitments under our supply agreement. Our obligations under the supply agreement are contingent on successful completion of all activities under the development agreement.

(2)	In addition to the minimum payments due under our collaborative agreements, we may be required to pay up to $12.2 million in milestone payments, plus royalties on net sales of any products using specified technology. We may also be required to pay up to $6.1 million in future development costs in the form of milestone payments.

(3)	Amounts represent our minimum royalties due on the net sales of products incorporating licensed technology and subject to a minimum annual royalty payment. During 2008, we recorded $5.2 million in royalty costs related to our various license agreements.

(4)	Does not include amounts relating to our obligations under our collaboration with Novartis, pursuant to which both parties have obligations to each other. We are obligated to manufacture and supply blood screening assays to Novartis, and Novartis is obligated to purchase all of the assay quantities specified on a 90-day demand forecast, due 90 days prior to the date Novartis intends to take delivery, and certain quantities specified on a rolling 12-month forecast.

Liabilities associated with uncertain tax positions, currently estimated at $6.2 million (including interest), are not included in the table above as we cannot reasonably estimate when, if ever, an amount would be paid to a government agency. Ultimate settlement of these liabilities is dependent on factors outside of our control, such as examinations by each agency and expiration of statutes of limitation for assessment of additional taxes.

Additionally, we have liabilities for deferred employee compensation which totaled $3.7 million at December 31, 2008. The payments related to the deferred compensation are not included in the table above because they are typically dependent upon when certain key employees retire or otherwise leave the Company. At this time, we cannot reasonably predict when these events may occur. Liabilities for deferred employee compensation are offset by deferred compensation assets, which totaled $3.5 million at December 31, 2008.

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

Foreign Currency Exchange Risk

Although the majority of our revenue is realized in United States dollars, some portions of our revenue are realized in foreign currencies. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. The functional currency of our wholly owned subsidiaries Gen-Probe UK Limited and Molecular Light Technology Limited and its subsidiaries is the British pound. The functional currency of Gen-Probe Italia S.r.l. and Gen-Probe Deutschland GmbH is the Euro. Accordingly, the balance sheet accounts of these subsidiaries are translated into United States dollars using the exchange rate in effect at the balance sheet date and revenue and expenses are translated using the average exchange rates in effect during the period. The gains and losses from foreign currency translation of the financial statements of these subsidiaries are recorded directly as a separate component of stockholders’ equity under the caption “Accumulated other comprehensive income.”

Our total payables denominated in foreign currencies as of December 31, 2008 were not material. Our receivables by foreign currency as of December 31, 2008 reflected in U.S. dollar equivalents were as follows (in thousands):

Swiss Franc	$16
Canadian dollars	654
Euro	1,042
British pounds	1,235
U.S. dollars	31,150

Total gross trade accounts receivable	$34,097

Under our collaboration agreement with Novartis, a growing portion of blood screening product sales is from western European countries. As a result, our international blood screening product sales are affected by changes in the foreign currency exchange rates of those countries where Novartis’ business is conducted in Euros or other local currencies. Beginning in 2009, we began foreign currency hedging transactions to partially mitigate our exposure to foreign currency exchange risks. Based on international blood screening product sales during 2008, a 10% movement of currency exchange rates would result in a blood screening product sales increase or decrease of approximately $6.4 million annually. Similarly, a 10% movement of currency exchange rates would result in a diagnostic product sales increase or decrease of approximately $2.2 million annually. Our exposure for both blood screening and diagnostic product sales is primarily in the United States dollar versus the Euro, British pound, Australian dollar, and Canadian dollar. We believe that our business operations are not significantly exposed to market risk relating to commodity prices.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of 2008.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2008. This report, which expressed an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2008, is included elsewhere herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Gen-Probe Incorporated:

We have audited Gen-Probe Incorporated’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Gen-Probe Incorporated’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Gen-Probe Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Gen-Probe Incorporated as of December 31, 2008 and 2007, and the related consolidated statements of income, cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2008 and our report dated February 17, 2009 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

San Diego, California
February 17, 2009

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated in this report by reference from our Proxy Statement to be filed in connection with our 2009 Annual Meeting of Stockholders (the “Proxy Statement”).

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

1. The following financial statements of Gen-Probe Incorporated and Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, are included in this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2008 and 2007

Consolidated Statements of Income for each of the three years in the period ended December 31, 2008

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2008

Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended December 31, 2008

Notes to Consolidated Financial Statements

2. Schedule II — Valuation and Qualifying Accounts and Reserves for each of the three years in the period ended December 31, 2008

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

Date: February 25, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Henry L. Nordhoff Henry L. Nordhoff	Chairman and Chief Executive Officer (Principal Executive Officer)	February 25, 2009

/s/ Herm Rosenman Herm Rosenman	Senior Vice President — Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 25, 2009

/s/ John W. Brown John W. Brown	Director	February 25, 2009

/s/ Raymond V. Dittamore Raymond V. Dittamore	Director	February 25, 2009

/s/ Armin M. Kessler Armin M. Kessler	Director	February 25, 2009

/s/ John C. Martin John C. Martin, Ph.D	Director	February 25, 2009

/s/ Phillip M. Schneider Phillip M. Schneider	Director	February 25, 2009

/s/ Lucy Shapiro Lucy Shapiro, Ph.D.	Director	February 25, 2009

/s/ Abraham D. Sofaer Abraham D. Sofaer	Director	February 25, 2009

GEN-PROBE INCORPORATED

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Gen-Probe Incorporated:

We have audited the accompanying consolidated balance sheets of Gen-Probe Incorporated as of December 31, 2008 and 2007, and the related consolidated statements of income, cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gen-Probe Incorporated at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Gen-Probe Incorporated’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2009 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

San Diego, California
February 17, 2009

GEN-PROBE INCORPORATED

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$60,122	$75,963
Short-term investments	445,056	357,531
Trade accounts receivable, net of allowance for doubtful accounts of $700 and $719 at December 31, 2008 and 2007, respectively	33,397	32,678
Accounts receivable — other	2,900	11,044
Inventories	54,406	48,540
Deferred income tax — short term	7,269	8,825
Prepaid income tax	2,306	2,390
Prepaid expenses	15,094	17,505
Other current assets	6,135	4,402

Total current assets	626,685	558,878
Property, plant and equipment, net	141,922	129,493
Capitalized software, net	13,409	15,923
Goodwill	18,621	18,621
Deferred income tax — long term	12,286	7,942
License, manufacturing access fees and other assets, net	56,608	58,196

Total assets	$869,531	$789,053

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,050	$11,777
Accrued salaries and employee benefits	25,093	20,997
Other accrued expenses	4,027	4,024
Income tax payable	—	846
Deferred revenue — short term	1,278	2,836

Total current liabilities	46,448	40,480
Non-current income tax payable	4,773	3,958
Deferred income tax — long term	55	75
Deferred revenue — long term	2,333	4,607
Deferred compensation plan liabilities	2,162	1,893
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 20,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value per share; 200,000,000 shares authorized, 52,920,971 and 53,916,298 shares issued and outstanding at December 31, 2008 and 2007, respectively	5	5
Additional paid-in capital	382,544	415,229
Accumulated other comprehensive income	3,055	1,604
Retained earnings	428,156	321,202

Total stockholders’ equity	813,760	738,040

Total liabilities and stockholders’ equity	$869,531	$789,053

GEN-PROBE INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Years Ended December 31,
	2008	2007	2006

Revenues:
Product sales	$429,220	$370,877	$325,307
Collaborative research revenue	20,581	16,619	15,937
Royalty and license revenue	22,894	15,518	13,520

Total revenues	472,695	403,014	354,764
Operating expenses:
Cost of product sales	128,029	119,641	103,882
Research and development	101,099	97,144	84,545
Marketing and sales	45,850	39,928	37,096
General and administrative	52,322	47,007	44,936

Total operating expenses	327,300	303,720	270,459

Income from operations	145,395	99,294	84,305
Other income/(expense):
Interest income	16,801	12,772	8,301
Other income/(expense)	(1,333)	(469)	388

Total other income, net	15,468	12,303	8,689

Income before income tax	160,863	111,597	92,994
Income tax expense	53,909	25,457	33,496

Net income	$106,954	$86,140	$59,498

Net income per share:
Basic	$1.99	$1.63	$1.15

Diluted	$1.95	$1.58	$1.12

Weighted average shares outstanding:
Basic	53,708	52,975	51,538

Diluted	54,796	54,522	53,101

GEN-PROBE INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2008	2007	2006

Operating activities
Net income	$106,954	$86,140	$59,498
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,715	34,159	27,496
Amortization of premiums on investments, net of accretion of discounts	6,908	4,576	3,204
Stock-based compensation charges	20,663	19,651	23,723
Stock option income tax benefits	3,276	2,596	191
Excess tax benefit from employee stock options	(2,493)	(14,606)	(9,187)
Gain on sale of investment in MPI	(1,600)	—	—
Loss on property and equipment dispositions and other	55	703	99
Impairment of long-lived assets	5,086	—	—
Changes in assets and liabilities:
Trade and other accounts receivable	7,421	(16,180)	6,544
Inventories	(5,367)	3,588	(7,798)
Prepaid expenses	2,325	(6,141)	(595)
Other current assets	(1,260)	(2,307)	1,683
Other long term assets	(173)	(1,131)	(2,147)
Accounts payable	4,377	(1,818)	(471)
Accrued salaries and employee benefits	4,125	4,273	2,063
Other accrued expenses	101	679	(27)
Income tax payable	(499)	(397)	9,970
Deferred revenue	(3,831)	2,855	(7,516)
Deferred income tax	(2,788)	(7,621)	(6,559)
Deferred rent	(10)	(118)	(112)
Deferred compensation plan liabilities	268	683	961

Net cash provided by operating activities	178,253	109,584	101,020

Investing activities
Proceeds from sales and maturities of short-term investments	105,994	140,988	132,657
Purchases of short-term investments	(198,691)	(298,824)	(149,012)
Purchases of property, plant and equipment	(39,348)	(23,096)	(50,760)
Purchase of intangible assets, including license and manufacturing access fees	(11,970)	(2,213)	(11,460)
Proceeds from sale of investment in MPI	4,100	—	—
Other assets	27	(279)	(633)

Net cash used in investing activities	(139,888)	(183,424)	(79,208)

Financing activities
Excess tax benefit from employee stock options	2,493	14,606	9,187
Repurchase and retirement of restricted stock for payment of taxes	(1,529)	(1,474)	(429)
Repurchases of common stock	(74,970)	—	—
Proceeds from issuance of common stock	20,472	48,680	24,395

Net cash (used in) / provided by financing activities	(53,534)	61,812	33,153

Effect of exchange rate changes on cash and cash equivalents	(672)	86	612

Net (decrease) increase in cash and cash equivalents	(15,841)	(11,942)	55,577
Cash and cash equivalents at the beginning of year	75,963	87,905	32,328

Cash and cash equivalents at the end of year	$60,122	$75,963	$87,905

Supplemental disclosure of cash flow information:
Cash paid for interest	$3	$—	$63

Cash paid for taxes	$54,783	$32,208	$29,958

GEN-PROBE INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

					Accumulated
					Other
			Additional		Comprehensive		Total
	Common Stock		Paid-In	Deferred	(Loss)	Retained	Stockholders’
	Shares	Amount	Capital	Compensation	Income	Earnings	Equity

Balance at December 31, 2005	51,138	$5	$281,907	$(5,951)	$(1,231)	$172,643	$447,373
Deferred compensation related to adoption of SFAS No. 123(R)	—	—	(5,951)	5,951	—	—	—
Cumulative effect adjustment, net of income taxes of $2,583, upon adoption of SAB No. 108	—	—	—	—	—	3,883	3,883
Common shares issued from exercise of stock options	913	—	20,909	—	—	—	20,909
Purchase of common shares through employee stock purchase plan	81	—	3,486	—	—	—	3,486
Purchase of common shares by board members	3	—	139	—	—	—	139
Issuance of restricted stock awards	123	—	—	—	—	—	—
Cancellation of restricted stock awards	(15)	—	(59)	—	—	—	(59)
Repurchase and retirement of restricted stock for employee taxes	(9)	—	(429)	—	—	—	(429)
Stock-based compensation expense — restricted stock	—	—	2,382	—	—	—	2,382
Stock-based compensation expense — all other	—	—	21,261	—	—	—	21,261
Stock-based compensation, net capitalized to inventory	—	—	1,161	—	—	—	1,161
Stock option income tax benefits	—	—	9,378	—	—	—	9,378
Comprehensive income:
Net income	—	—	—	—	—	59,498	59,498
Unrealized gains on short-term investments, net of income taxes of $111	—	—	—	—	251	—	251
Foreign currency translation adjustment	—	—	—	—	975	—	975

Comprehensive income							60,724

Balance at December 31, 2006	52,234	$5	$334,184	$—	$(5)	$236,024	$570,208
Cumulative effect adjustment upon the adoption of FIN No. 48	—	—	—	—	—	(962)	(962)
Common shares issued from exercise of stock options	1,539	—	45,129	—	—	—	45,129
Purchase of common shares through employee stock purchase plan	74	—	3,550	—	—	—	3,550
Purchase of common shares by board members	2	—	128	—	—	—	128
Issuance of restricted stock awards	132	—	—	—	—	—	—
Issuance of deferred issuance restricted stock awards	20	—	—	—	—	—	—
Cancellation of restricted stock awards	(61)	—	(349)	—	—	—	(349)
Repurchase and retirement of restricted shares for employee taxes	(24)	—	(1,474)	—	—	—	(1,474)
Stock-based compensation expense	—	—	19,455	—	—	—	19,455
Stock option income tax benefits	—	—	14,606	—	—	—	14,606
Comprehensive income:
Net income	—	—	—	—	—	86,140	86,140
Unrealized gains on short-term investments, net of income taxes of $1,196	—	—	—	—	2,175	—	2,175
Foreign currency translation adjustment	—	—	—	—	(566)	—	(566)

Comprehensive income							87,749

Balance at December 31, 2007	53,916	$5	$415,229	$—	$1,604	$321,202	$738,040
Common shares issued from exercise of stock options	525	—	16,771	—	—	—	16,771
Repurchase and retirement of common shares	(1,705)	—	(74,970)	—	—	—	(74,970)
Purchase of common shares through employee stock purchase plan	98	—	3,701	—	—	—	3,701
Purchase of common shares by board members	3	—	148	—	—	—	148
Issuance of restricted stock awards	123	—	—	—	—	—	—
Issuance of deferred issuance restricted stock awards	20	—	—	—	—	—	—
Cancellation of restricted stock awards	(32)	—	(297)	—	—	—	(297)
Cancellation and retirement of restricted shares for employee taxes	(27)	—	(1,529)	—	—	—	(1,529)
Stock-based compensation expense	—	—	20,998	—	—	—	20,998
Stock option income tax benefits	—	—	2,493	—	—	—	2,493
Comprehensive income:
Net income	—	—	—	—	—	106,954	106,954
Unrealized gains on short-term investments, net of income tax benefits of $935	—	—	—	—	1,735	—	1,735
Foreign currency translation adjustment	—	—	—	—	(284)	—	(284)

Comprehensive income							108,405

Balance at December 31, 2008	52,921	$5	$382,544	$—	$3,055	$428,156	$813,760

GEN-PROBE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 —	Organization and summary of significant accounting policies

Organization and basis of presentation

Gen-Probe Incorporated (“Gen-Probe” or the “Company”) is engaged in the development, manufacture and marketing of rapid, accurate and cost-effective nucleic acid probe-based products used for the clinical diagnosis of human diseases and for screening donated human blood. The Company also develops and manufactures nucleic acid probe-based products for the detection of harmful organisms in the environment and in industrial processes. The Company has 26 years of research and development experience in nucleic acid detection, and its products, which are based on the Company’s patented nucleic acid testing (“NAT”) technologies, are used daily in clinical laboratories and blood collection centers throughout the world.

Principles of consolidation

The consolidated financial statements of the Company include the accounts of the Company and its subsidiaries, Gen-Probe Sales & Service, Inc., Gen-Probe International, Inc., Gen-Probe UK Limited (“GP UK Limited”), Gen-Probe Italia S.r.l., Gen-Probe Deutschland GmbH and Molecular Light Technology Limited (“MLT”) and MLT’s subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Use of estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. These estimates include assessing the collectability of accounts receivable, the valuation of stock-based compensation, recognition of revenues, the valuation of inventories and long-lived assets, including patent costs, capitalized software and license and manufacturing access fees, equity investments in privately held companies, income tax, and liabilities associated with employee benefit costs. Actual results could differ from those estimates.

Foreign currencies

The functional currency for the Company’s wholly owned subsidiaries GP UK Limited and MLT and its subsidiaries is the British pound. The functional currency of Gen-Probe Italia SRL and Gen-Probe Deutschland GmbH is the Euro. Accordingly, balance sheet accounts of these subsidiaries are translated into United States dollars using the exchange rate in effect at the balance sheet date, and revenues and expenses are translated using the average exchange rates in effect during the period. The gains and losses from foreign currency translation of the financial statements of these subsidiaries are recorded directly as a separate component of stockholders’ equity under the caption “Accumulated other comprehensive income.”

Cash and cash equivalents

Cash and cash equivalents consist primarily of highly liquid cash investment funds with original maturities of three months or less when acquired.

Short-term investments

Short-term investments are carried at fair value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity under the caption “Accumulated other comprehensive income.” The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in “Interest income.”

GEN-PROBE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Realized gains and losses, and declines in value judged to be other-than-temporary on short-term investments, are included in “Interest income.” The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in “Interest income.”

Segment information

The Company identifies its operating segments based on business activities, management responsibility and geographical location. For all periods presented, the Company operated in a single business segment. Revenue by geographic location is presented in Note 12.

Concentration of credit risk

The Company sells its diagnostic products primarily to established large reference laboratories, public health institutions and hospitals. Credit is extended based on an evaluation of the customer’s financial condition and generally collateral is not required.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, and short-term investments. The Company limits its exposure to credit loss by placing its cash with high credit quality financial institutions. The Company generally invests its excess cash in investment grade municipal securities. The Company’s short-term investments are detailed in Note 4.

Fair value of financial instruments

The carrying value of cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities approximates fair value. See Note 5 for further discussion of fair value.

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

Stock-based compensation

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period. The Company has no awards with market or performance conditions. Stock-based compensation expense recognized is based on the value of share-based payment awards that are ultimately expected to vest, which coincides with the award holder’s requisite service period. Certain of these costs are capitalized into inventory on the Company’s balance sheet, and are recognized as an expense when the related products are sold.

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

GEN-PROBE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the computation of net income per share (in thousands, except per share amounts):

	Years Ended December 31,
	2008	2007	2006

Net income	$106,954	$86,140	$59,498

Weighted average shares outstanding — Basic	53,708	52,975	51,538
Effect of dilutive common stock options outstanding	1,088	1,547	1,563

Weighted average shares outstanding — Diluted	54,796	54,522	53,101

Net income per share:
Basic	$1.99	$1.63	$1.15

Diluted	$1.95	$1.58	$1.12

Dilutive securities include stock options and restricted stock subject to vesting. Potentially dilutive securities totaling approximately 2,448,000, 1,556,000, and 1,339,000 for the years ended December 31, 2008, 2007 and 2006, respectively, were excluded from the calculation of diluted earnings per share because of their anti-dilutive effect.

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

Product sales also include the sales or rental revenue associated with the delivery of the Company’s proprietary integrated instrument platforms that perform its diagnostic assays. Generally, the Company provides its instrumentation to clinical laboratories and hospitals without requiring them to purchase the equipment or enter into an equipment lease. Instead, the Company recovers the cost of providing the instrumentation in the amount it charges for its diagnostic assays. The depreciation costs associated with an instrument are charged to cost of product sales on a straight-line basis over the estimated life of the instrument. The costs to maintain these instruments in the field are charged to cost of product sales as incurred.

The Company sells its instruments to Novartis for use in blood screening and records these instrument sales upon delivery since Novartis is responsible for the placement, maintenance and repair of the units with its customers. The Company also sells instruments to its clinical diagnostics customers and records sales of these instruments upon delivery and receipt of customer acceptance. Prior to delivery, each instrument is tested to meet Company and Food and Drug Administration (“FDA”) specifications, and is shipped fully assembled. Customer acceptance of the Company’s clinical diagnostic instrument systems requires installation and training by the Company’s technical service personnel. Generally, installation is a standard process consisting principally of uncrating, calibrating, and testing the instrumentation.

GEN-PROBE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company follows the provisions of Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” for multiple element revenue arrangements. EITF Issue No. 00-21 provides guidance on how to determine when an arrangement that involves multiple revenue-generating activities or deliverables should be divided into separate units of accounting for revenue recognition purposes, and if this division is required, how the arrangement consideration should be allocated among the separate units of accounting. If the deliverables in a revenue arrangement constitute separate units of accounting according to the EITF Issue No. 00-21 separation criteria, the revenue-recognition policy must be determined for each identified unit. If the arrangement is a single unit of accounting, the revenue-recognition policy must be determined for the entire arrangement, and all non-refundable upfront license fees are deferred and recognized as revenues on a straight-line basis over the expected term of the Company’s continued involvement in the collaborations.

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

Cost of revenues

Cost of product sales reflects the costs applicable to products shipped for which product sales revenue is recognized in accordance with the Company’s revenue recognition policy. The Company manufactures products for commercial sale as well as development stage products for internal use or clinical evaluation. The Company follows SFAS No. 2, “Accounting for Research and Development Costs,” in classifying costs between cost of product sales and research and development costs.

The Company does not separately track all of the costs applicable to collaborative research revenue, as there is not a distinction between the Company’s internal development activities and the development efforts made pursuant to agreements with third parties. The costs associated with collaborative research revenue are based on fully burdened full time equivalent rates and are reflected in the Company’s consolidated statements of income under the captions “Research and development,” “Marketing and sales,” and “General and administrative,” based on the nature of the costs.

GEN-PROBE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Shipping and handling expenses

Shipping and handling expenses included in cost of product sales totaled approximately $6,721,000, $5,607,000, and $4,951,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Contingencies

Contingent gains are not recorded in the Company’s consolidated financial statements since this accounting treatment could result in the recognition of gains that might never be realized. Contingent losses are only recorded in the Company’s consolidated financial statements if it is probable that a loss will result from a contingency and the amount can be reasonably estimated.

Inventories

Inventories are stated at the lower of cost or market. Cost, which includes amounts related to materials and labor and overhead, is determined in a manner which approximates the first-in, first-out method. The estimated reserve is based on management’s review of inventories on hand, compared to estimated future usage and sales, shelf-life and assumptions about the likelihood of obsolescence.

Patent costs

The Company capitalizes the costs incurred to file and prosecute patent applications. The Company amortizes these costs on a straight-line basis over the lesser of the remaining useful life of the related technology or eight years. Capitalized patent costs are included in “License, manufacturing access fees and other assets, net” on the consolidated balance sheets. All costs related to abandoned patent applications are recorded as “General and administrative” expenses.

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

Long-lived assets

Property, plant and equipment and intangible assets with definite useful lives are stated at cost. Depreciation of property, plant and equipment and intangible assets is provided using the straight-line method over the estimated useful lives of the assets as follows:

Years

Building	10-39
Machinery and equipment	3-8
Furniture and fixtures	3

Depreciation expense was $26,528,000, $26,592,000, and $21,190,000 for the years ended December 31, 2008, 2007 and 2006, respectively. Amortization of building improvements is provided over the shorter of the remaining life of the lease or estimated useful life of the asset. The costs of purchased intangibles are amortized over their estimated useful lives. See Note 6 for further details of the Company’s intangible assets and related amortization expense.

GEN-PROBE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible assets

The Company capitalizes license fee payments that relate to acquired intangibles with alternative future uses in accordance with SFAS No. 2 and SFAS No. 142, “Goodwill and Other Intangible Assets.”

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

Impairment of long-lived assets

In accordance with SFAS No. 142, the Company does not amortize its goodwill and intangible assets with indefinite useful lives. SFAS No. 142 requires that these assets be reviewed for impairment at least annually. The Company completed its impairment test in the fourth quarter of 2008 and determined that no impairment loss was necessary. If the assets were considered to be impaired, the impairment charge would be the amount by which the carrying value of the assets exceeds the fair value of the assets.

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

During the year ended December 31, 2008, due to certain indicators of impairment, the Company recorded impairment charges totaling $5,086,000 related to its equity investment in Qualigen, Inc. and its license agreement with Corixa Corporation. Please see Notes 5 and 6, respectively, for a complete discussion of the impairment analysis.

Self-insurance reserves

The Company’s consolidated balance sheets at December 31, 2008 and 2007 include approximately $1,858,000 and $1,965,000, respectively, of liabilities associated with employee benefit costs that are retained by the Company, including medical costs and workers’ compensation claims. The Company estimates the required liability of such claims on an undiscounted basis based upon various assumptions which include, but are not limited to, the Company’s historical loss experience and projected loss development factors. The required liability is also subject to adjustment in the future based upon changes in claims experience, including changes in the number of incidents (frequency) and change in the ultimate cost per incident (severity).

Accumulated other comprehensive income

In accordance with SFAS No. 130, “Reporting Comprehensive Income,” all components of comprehensive income, including net income, are reported in the financial statements in the period in which they are recognized.

GEN-PROBE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income and other comprehensive income, which includes certain changes in stockholders’ equity such as foreign currency translation of the Company’s wholly owned subsidiaries’ financial statements and unrealized gains and losses on its available-for-sale securities, are reported, net of their related tax effect, to arrive at comprehensive income.

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

Adoption of recent accounting pronouncements

SFAS No. 157

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair valued measurements on earnings. SFAS No. 157 applies whenever standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial assets and liabilities in financial statements issued for the Company’s fiscal year beginning January 1, 2008. There was no material financial statement impact as a result of adoption.

In accordance with the guidance of FASB Staff Position (“FSP”) No. 157-2, “Effective Date of FASB Statement No. 157,” the Company has postponed adoption of the standard for non-financial assets and liabilities that are measured at fair value on a non-recurring basis, until the fiscal year beginning January 1, 2009. The Company does not anticipate adoption will have a material impact on its consolidated financial position, results of operations or liquidity.

In October 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” FSP No. 157-3 clarifies the application of SFAS No. 157 in a market that is not active, and is effective as of the issue date, including application to prior periods for which financial statements have not been issued. The Company adopted this statement effective October 10, 2008. There was no material financial statement impact as a result of adoption. See Note 5 for more information.

GEN-PROBE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS No. 159

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” SFAS No. 159 expands the use of fair value accounting but does not affect existing standards that require assets or liabilities to be carried at fair value. Under SFAS No. 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred (e.g., debt issue costs). The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS No. 159, changes in fair value are recognized in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.

The Company adopted this statement effective January 1, 2008. During 2008, the Company did not elect fair value as an alternative measurement for any financial instruments not previously carried at fair value.

EITF Issue No. 07-3

In June 2007, the FASB ratified EITF Issue No. 07-3, “Accounting for Non-Refundable Payments for Goods or Services Received for Use in Future Research and Development Activities.” EITF Issue No. 07-3 requires that non-refundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF Issue No. 07-3 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007.

The Company adopted this statement effective January 1, 2008. There was no material financial statement impact as a result of adoption.

Pending adoption of recent accounting pronouncements

SFAS No. 141(R)

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” SFAS No. 141(R) changes the requirements for an acquirer’s recognition and measurement of the assets acquired and liabilities assumed in a business combination, including the treatment of contingent consideration, pre-acquisition contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under SFAS No. 141(R), changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. This statement is effective with respect to business combination transactions for which the acquisition date is after December 31, 2008.

SFAS No. 160

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements (an amendment of Accounting Research Bulletin No. 51).” SFAS No. 160 requires that non-controlling (minority) interests be reported as a component of equity, that net income attributable to the parent and to the non-controlling interest be separately identified in the income statement, that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and that any retained non-controlling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value. This statement is effective for fiscal years beginning after December 31, 2008, and shall be applied prospectively.

GEN-PROBE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

However, the presentation and disclosure requirements of SFAS No. 160 are required to be applied retrospectively for all periods presented. The retrospective presentation and disclosure requirements of this statement will be applied to any prior periods presented in financial statements for the fiscal year ending December 31, 2009, and later periods during which we have a consolidated subsidiary with a non-controlling interest. As of December 31, 2008, the Company does not have any consolidated subsidiaries in which there is a non-controlling interest.

EITF Issue No. 07-1

In November 2007, the FASB ratified EITF Issue No. 07-1, “Accounting for Collaborative Agreements Related to the Development and Commercialization of Intellectual Property.” EITF Issue No. 07-1 defines collaborative agreements as a contractual arrangement in which the parties are active participants to the arrangement and are exposed to the significant risks and rewards that are dependent on the ultimate commercial success of the endeavor. Additionally, it requires that revenue generated and costs incurred on sales to third parties as it relates to a collaborative agreement be recognized as gross or net based on EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” Essentially, this requires the party that is identified as the principal participant in a transaction to record the transaction on a gross basis in its financial statements. It also requires payments between participants to be accounted for in accordance with already existing generally accepted accounting principles, unless none exist, in which case a reasonable, rational, consistent method should be used. The Company will adopt this guidance effective January 1, 2009 for all collaboration agreements existing as of that date. The Company does not believe adoption will have a material impact on its financial statements, as it believes all agreements are currently in compliance with this standard.

Note 2 —	Stock-based compensation

In accordance with SFAS No. 123(R), “Share-Based Payment,” stock-based compensation expense is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period. The Company has no awards with market or performance conditions. Stock-based compensation expense recognized is based on the value of share-based payment awards that are ultimately expected to vest, which coincides with the award holder’s requisite service period. A portion of these costs are capitalized into inventory on the Company’s balance sheet, and are recognized as an expense when the related products are sold.

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

The Company used the following weighted average assumptions (annualized percentages) to estimate the fair value of options granted and the shares purchasable under the Company’s stock option plans and Employee Stock Purchase Plan (“ESPP”):

	Stock Option Plans			ESPP
	2008	2007	2006	2008	2007	2006

Risk-free interest rate	3.0%	4.6%	4.8%	3.3%	5.0%	4.4%
Volatility	34%	36%	42%	34%	29%	40%
Dividend yield	—	—	—	—	—	—
Expected term (years)	4.2	4.2	4.5	0.5	0.5	0.5
Resulting average fair value	$18.36	$21.44	$20.75	$13.31	$12.88	$12.76

GEN-PROBE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company’s unrecognized stock-based compensation expense, before income taxes and adjusted for estimated forfeitures, related to outstanding unvested share-based payment awards was approximately as follows (in thousands, except number of years):

	Weighted Average	Unrecognized
	Remaining	Expense as of
	Expense	December 31,
Awards	Life (Years)	2008

Options	1.4	$37,381
ESPP	0.2	91
Restricted Stock	1.9	12,798
Deferred Issuance Restricted Stock	1.5	2,349

		$52,619

The following table summarizes the stock-based compensation expense that the Company recorded in its consolidated statements of income in accordance with SFAS No. 123(R) (in thousands):

	Years Ended December 31,
	2008	2007	2006

Cost of product sales	$2,495	$3,144	$2,337
Research and development	6,101	5,020	8,048
Marketing and sales	2,854	2,404	2,905
General and administrative	9,213	9,083	10,433

Total	$20,663	$19,651	$23,723

GEN-PROBE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3 —	Balance sheet information

The following tables provide details of selected balance sheet items (in thousands):

Inventories

	December 31,
	2008	2007

Raw materials and supplies	$8,529	$7,774
Work in process	24,945	23,829
Finished goods	20,932	16,937

	$54,406	$48,540

Property, plant and equipment

	December 31,
	2008	2007

Land	$18,804	$13,862
Building	80,426	69,946
Machinery and equipment	153,211	139,871
Building improvements	34,592	32,614
Furniture and fixtures	16,270	16,146
Construction in-progress	19	181

Property, plant and equipment (at cost)	303,322	272,620
Less accumulated depreciation and amortization	(161,400)	(143,127)

Property, plant and equipment (net)	$141,922	$129,493

Other accrued expenses

	December 31,
	2008	2007

Royalties	$985	$563
Professional fees	1,494	1,145
Warranty	923	2,296
Other	625	20

	$4,027	$4,024

Note 4 —	Short-term investments

The Company’s short-term investments include tax advantaged municipal securities with a minimum Moody’s credit rating of A3 and a minimum Standard & Poor’s credit rating of A-. As of December 31, 2008, the Company did not hold auction rate securities. The Company’s investment policy limits the effective maturity on individual securities to six years and an average portfolio maturity to three years. At December 31, 2008, the Company’s portfolios had an average term of three years and an average credit quality of AA3 as defined by Moody’s.

GEN-PROBE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of short-term investments as of December 31, 2008 and 2007 (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

December 31, 2008
Municipal securities	$440,070	$6,779	$(1,793)	$445,056

December 31, 2007
Municipal securities	$355,216	$2,448	$(133)	$357,531

The amortized cost and estimated fair value of available-for-sale marketable securities as of December 31, 2008, by contractual maturity, are as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Maturities
Within one year	$91,598	$770	$—	$92,368
After one year through five years	338,766	5,807	(1,793)	342,780
After five through ten years	9,706	202	—	9,908
Ten years and thereafter	—	—	—	—

Total short-term investments	$440,070	$6,779	$(1,793)	$445,056

The following table shows the estimated fair values and gross unrealized losses for the Company’s investments in individual securities that have been in a continuous unrealized loss position deemed to be temporary for less than 12 months and for more than 12 months (in thousands):

	Less than 12 Months		More than 12 Months
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses

December 31, 2008
Municipal securities	$56,174	$(628)	$17,606	$(1,165)

December 31, 2007
Municipal securities	$26,199	$(52)	$29,439	$(81)

The net unrealized losses on the Company’s investments in municipal securities were primarily caused by market forces resulting from a recent and significant sell off of securities by large holders, such as insurance companies and financial institutions, as they were forced to increase their cash reserve positions. Yields for high-quality short-term municipal paper have risen, which have negatively impacted the Company’s portfolios, which have an average term of three years. The Company’s current valuation is related to this liquidity impact and is not based on the credit worthiness of the securities held by the Company. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. The Company does not consider its investments in municipal securities with a current unrealized loss position to be other-than-temporarily impaired at December 31, 2008 since the Company has the ability and intent to hold those investments until a recovery of fair value, which may be at maturity. Gross realized gains from the sale of short-term investments were $1,142,000, $0, and $260,000 for the years ended December 31, 2008, 2007 and 2006, respectively. Gross

GEN-PROBE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

realized losses from the sale of short-term investments were $133,000, $274,000, and $130,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Note 5 —	Fair value measurements

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

Assets and liabilities measured at fair value on a recurring basis:

The Company’s available-for-sale securities are comprised of tax advantaged municipal securities and money market funds. When available, the Company generally uses quoted market prices to determine fair value, and classifies such items as Level 1. If quoted market prices are not available, prices are determined using prices for recently traded financial instruments with similar underlying terms as well as directly or indirectly observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals. The Company classifies such items as Level 2.

GEN-PROBE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the financial instruments carried at fair value, by caption on the consolidated balance sheets and by SFAS No. 157 valuation hierarchy (as described above) as of December 31, 2008 (in thousands):

	Fair Value Measurements at December 31, 2008
	Quoted prices in			Total carrying
	active markets for	Significant other	Significant	value in the
	identical assets	observable inputs	unobservable inputs	consolidated
	(Level 1)	(Level 2)	(Level 3)	balance sheet

Cash and cash equivalents	$15,476	$4,602	$—	$20,078
Short-term investments	—	445,056	—	445,056

Total assets at fair value	$15,476	$449,658	$—	$465,134

Assets and liabilities measured at fair value on a non-recurring basis:

Certain assets and liabilities are measured at fair value on a non-recurring basis and therefore are not included in the table above. Items valued using such internally generated valuation techniques are classified according to the lowest level input or value driver that is significant to the valuation. Thus, an item may be classified as Level 3 even though there may be some significant inputs that are readily observable. Such instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

Equity investment in private company

In 2006, the Company invested in Qualigen, Inc. (“Qualigen”), a private company. The valuation of investments in non-public companies requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity and the long-term nature of such assets. The Company’s equity investments in private companies are valued initially based upon the transaction price under the cost method of accounting. Equity investments in non-public companies are classified as Level 3 in the fair value hierarchy. The Company’s investment in Qualigen, which totaled approximately $5,404,000 as of December 31, 2008, is included in “License, manufacturing access fees and other assets, net” on the consolidated balance sheets.

The Company records impairment charges when an investment has experienced a decline that is deemed to be other-than-temporary. The determination that a decline is other-than-temporary is, in part, subjective and influenced by many factors. Future adverse changes in market conditions or poor operating results of investees could result in losses or an inability to recover the carrying value of the investments, thereby possibly requiring impairment charges in the future. When assessing investments in private companies for an other-than-temporary decline in value, the Company considers many factors including, but not limited to, the following: the share price from the investee’s latest financing round, the performance of the investee in relation to its own operating targets and its business plan, the investee’s revenue and cost trends, the investee’s liquidity and cash position, including its cash burn rate, and market acceptance of the investee’s products and services. From time to time, the Company may consider third party evaluations or valuation reports. The Company also considers new products and/or services that the investee may have forthcoming, any significant news specific to the investee, the investee’s competitors and/or industry and the outlook of the overall industry in which the investee operates. In the event the Company’s judgments change as to other-than temporary declines in value, the Company may record an impairment loss, which could have an adverse impact on its results of operations.

During the third quarter of 2008, the Company received financial statements from Qualigen that indicated potential issues towards the execution of their long-term sales plans. As a result, with the consultation and assistance of a third party valuation company, and the support of Qualigen management, the Company performed a valuation

GEN-PROBE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of Qualigen. The valuation of the Company’s investment was based upon several factors and included both a market approach and an income (discounted cash flow method) approach. The range of these two approaches resulted in a potential value of the Company’s investment between $4,172,000 and $6,609,000. The company concluded that an equal weighting of the market and income methods was appropriate and as a result of this valuation the Company’s ownership of Qualigen was valued at approximately $5,404,000. The Company believes that the decline in the value of this investment from its initial cost basis was an other-than-temporary impairment of our investment and thus it recorded an impairment charge of $1,589,000 to write down the carrying value of its equity interest. This amount is included in “Other income/(expense)” on the consolidated statements of income.

Note 6 —	Intangible and other assets by asset class and related accumulated amortization

Intangible assets are recorded at cost, less accumulated amortization. Amortization of intangible assets is provided over their estimated useful lives ranging from 1 to 20 years on a straight-line basis (weighted average amortization period of 6 years at December 31, 2008). The Company’s intangible and other assets and related accumulated amortization consisted of the following (in thousands, except number of years):

	Weighted	December 31,
	Average	2008			2007
	Amortization		Accumulated			Accumulated
	Period (Years)	Gross	Amortization	Net	Gross	Amortization	Net

Intangible and other assets:
Capitalized software	10	$25,142	$11,733	$13,409	$25,142	$9,219	$15,923

Goodwill(1)	N/A	$26,298	$7,677	$18,621	$26,298	$7,677	$18,621

License, manufacturing access fees and other assets:
Investment in Molecular Profiling Institute, Inc.	N/A	—	—	—	2,500	—	2,500
Investment in Qualigen, Inc.(2)	N/A	5,404	—	5,404	6,993	—	6,993
Patents	8	18,093	16,817	1,276	17,304	16,286	1,018
Purchased intangible assets	20	33,636	33,338	298	33,636	33,002	634
License and manufacturing access fees(3)	10	64,507	18,488	46,019	53,326	10,186	43,140
Other assets	N/A	3,611	—	3,611	3,911	—	3,911

		$125,251	$68,643	$56,608	$117,670	$59,474	$58,196

(1)	In accordance with SFAS No. 142, goodwill is no longer amortized.

(2)	The change in the Company’s investment in Qualigen is due to an impairment charge of $1,589,000 recorded during the year ended December 31, 2008. See Note 5 for a complete discussion of the impairment analysis.

(3)	The Company recorded an impairment charge for the net capitalized balance of $3,496,000 under its license agreement with Corixa Corporation. See complete discussion below.

In January 2008, Caris Diagnostics completed the acquisition of Molecular Profiling Institute, Inc. Pursuant to this sale transaction, the Company’s equity interest in Molecular Profiling was converted into approximately $4,400,000 of cash proceeds, of which $4,100,000 was received in January 2008 and the remaining $300,000 was placed into an escrow fund established to satisfy the Company’s pro-rata share of indemnification obligations under the Caris/Molecular Profiling merger agreement. The Company recorded a $1,600,000 gain associated with the initial $4,100,000 received in January 2008, and will record the remaining gain if and when any funds are released to the Company from escrow.

In May 2008, pursuant to the Company’s supply and purchase agreement with F. Hoffman-La Roche Ltd. and its affiliate Roche Molecular Systems, Inc. (together referred to as “Roche”), upon the first commercial sale of its

GEN-PROBE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CE-marked APTIMA HPV assay in Europe, the Company paid Roche $10,000,000 in manufacturing access fees. Prior to and including May 2008, the Company’s original payment to Roche of $20,000,000 was being amortized to R&D expense. Beginning in June 2008, the additional payment of $10,000,000 and any unamortized amounts remaining from the original payment are amortized to cost of product sales.

In June 2008, the Company recorded an impairment charge for the net capitalized balance of $3,496,000 under its license agreement with Corixa Corporation. This charge is included in R&D expense on the consolidated statements of income. Under the license agreement, the Company was granted exclusive rights to several licenses and pending patents, including AMACR, to develop, manufacture and sell in-vitro, nucleic acid and antibody-based assays for the prostate cancer market. The amount of license fees paid to Corixa was initially capitalized based on the Company’s assessment at that time of the alternative future uses of the assets, including the Company’s initial intent to commercialize the AMACR marker. The Company retains the right to sublicense any of the markers acquired. The Corixa intellectual property was being amortized to R&D expense based upon the estimated life of the underlying patents acquired. In the second quarter of 2008, a series of events indicated that future alternative uses of the capitalized intangible asset were unlikely and that recoverability of the asset through future cash flows was not considered likely enough to support continued capitalization. These second quarter 2008 indicators of impairment included decisions on the Company’s planned commercial approach for oncology diagnostic products, the completion of a detailed review of the intellectual property suite acquired from Corixa, including the Company’s assessment of the proven clinical utility for a majority of the related markers, and the potential for near term sublicense income that could be generated from the intellectual property acquired.

As of December 31, 2008, the Company had capitalized $13,409,000, net, in software costs associated with development of the TIGRIS instrument.

The Company had aggregate amortization expense of $8,187,000, $7,567,000, and $6,272,000 for the years ended December 31, 2008, 2007 and 2006, respectively, including $2,514,000 relating to capitalized software in each of those years.

The expected future annual amortization expense of the Company’s intangible assets is as follows (in thousands):

Amortization
Years Ended December 31,	Expense

2009	$8,061
2010	7,610
2011	7,563
2012	7,475
2013	7,407
Thereafter	22,886

Total	$61,002

Note 7 —	Long-term debt

The Company has an unsecured bank line of credit agreement with Wells Fargo Bank, N.A., which expires in July 2009, under which the Company may borrow up to $10,000,000, subject to a “borrowing base formula,” at the bank’s prime rate, or at LIBOR plus 1.0%. At December 31, 2008, the Company did not have any amounts outstanding under the bank line and the Company has not taken advances against the line of credit since its inception. The Company was in compliance with all of the financial and restrictive covenants required by the line of credit agreement at December 31, 2008.

GEN-PROBE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8 —	Income tax

The components of earnings before income tax were (in thousands):

	Years Ended December 31,
	2008	2007	2006

United States	$160,509	$109,431	$91,297
Rest of World	354	2,166	1,697

	$160,863	$111,597	$92,994

The provision for income tax consists of the following (in thousands):

	Years Ended December 31,
	2008	2007	2006

Current:
Federal	$48,758	$31,243	$37,225
Rest of World	(6)	541	300
State	9,941	1,826	1,999

	58,693	33,610	39,524

Deferred:
Federal	(4,831)	(7,816)	(7,821)
Rest of World	79	(26)	(58)
State	(32)	(311)	1,851

	(4,784)	(8,153)	(6,028)

	$53,909	$25,457	$33,496

GEN-PROBE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant components of the Company’s deferred tax assets and liabilities for federal and state income taxes are as follows (in thousands):

	December 31,
	2008	2007

Deferred tax assets:
Research and other tax credit carry-forwards	$1,808	$3,092
Other intangibles	1,433	—
Inventory reserves and capitalization	1,964	3,501
Deferred revenue	1,408	2,881
Deferred compensation	1,754	1,577
Stock compensation	16,529	12,061
Accrued vacation	2,372	2,121
Other accruals and reserves (net)	2,143	1,217

Total deferred tax assets	29,411	26,450
Valuation allowance	(95)	—

Total net deferred tax assets	$29,316	$26,450

Deferred tax liabilities:
Other intangibles	$—	$(1,123)
Capitalized costs expensed for tax purposes	(5,681)	(6,901)
Depreciation	(2,390)	(924)
Unrealized gains on short-term investments	(1,745)	(810)

Total deferred tax liabilities	(9,816)	(9,758)

Net deferred tax assets	$19,500	$16,692

At December 31, 2008, the Company also had California research and development credit carry-forwards of approximately $2,782,000, which do not expire. In accordance with applicable state rules, the Company’s use of its credit carry-forwards could be limited in the event of certain cumulative changes in the Company’s stock ownership.

GEN-PROBE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provision for income tax reconciles to the amount computed by applying the federal statutory rate to income before tax as follows (in thousands):

	Years Ended December 31,
	2008		2007		2006

Expected income tax provision at federal statutory rate	$56,302	35%	$39,059	35%	$32,548	35%
State income tax provision, net of federal benefit	7,275	5%	4,628	4%	3,850	4%
Tax exempt interest income	(5,210)	(3)%	(3,453)	(3)%	(1,981)	(2)%
Domestic manufacturing tax benefits	(2,920)	(2)%	(1,521)	(1)%	(788)	(1)%
Research tax credits	(1,591)	(1)%	(1,911)	(2)%	(1,319)	(2)%
Settlements with tax authorities	(979)	(1)%	(11,145)	(10)%	—	0%
Other, net	1,032	1%	(200)	0%	1,186	2%

Actual income tax provision	$53,909	34%	$25,457	23%	$33,496	36%

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48 (“FIN 48”). The following is a reconciliation of the cumulative unrecognized tax benefits:

Unrecognized tax benefits as of January 1, 2007 (including the cumulative effect increase)	$17,512
Decrease in unrecognized tax benefits for years prior to 2007	(289)
Increase in unrecognized tax benefits for 2007	1,189
Decrease in unrecognized tax benefits for settlements with tax authorities during 2007	(13,766)
Decrease in unrecognized tax benefits for lapse of statute of limitations	(43)

Unrecognized tax benefits as of December 31, 2007 (including the cumulative effect increase)	4,603
Increase in unrecognized tax benefits for years prior to 2008	719
Increase in unrecognized tax benefits for 2008	1,326
Decrease in unrecognized tax benefits for settlements with tax authorities during 2008	(858)
Decrease in unrecognized tax benefits for lapse of statute of limitations	(37)

Unrecognized tax benefits as of December 31, 2008	$5,753

All of the unrecognized tax benefits, if recognized, would affect the Company’s effective tax rate. The Company does not anticipate there will be a significant change in the unrecognized tax benefits within the next twelve months.

It is the Company’s practice to include interest and penalties that related to income tax matters as a component of income tax expense. Including the cumulative effect of adopting FIN 48, $397,000 of interest and $0 of penalties were accrued as of January 1, 2008. As of December 31, 2008, the accrued interest balance was $455,000.

Material filings subject to future examination are the Company’s federal tax returns for the 2006 and 2007 tax years and its California tax returns for the 2005, 2006 and 2007 tax years.

Tax benefits of $2,493,000, $14,606,000, and $9,378,000 for the years ended December 31, 2008, 2007 and 2006, respectively, related to employee stock compensation programs were credited to stockholders’ equity.

GEN-PROBE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9 —	Stockholders’ equity

Stock options and restricted stock awards

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

A summary of the Company’s stock option activity for all option plans is as follows (in thousands, except per share data and number of years):

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Shares	Exercise Price	Life (Years)	Value

Outstanding at December 31, 2007	5,518	$40.86
Granted	950	58.30
Exercised	(525)	31.95
Cancelled	(286)	50.32

Outstanding at December 31, 2008	5,657	$44.12	5.4	$32,961

Exercisable at December 31, 2008	3,568	$37.05	5.0	$32,654

GEN-PROBE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company defines in-the-money options at December 31, 2008 as options that had exercise prices that were lower than the $42.84 closing market price of its common stock at that date. The aggregate intrinsic value of options outstanding at December 31, 2008 is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s common stock for the approximately 2,317,000 shares that were in-the-money at that date. The total intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 was $12,264,000, $45,717,000, and $26,651,000, respectively, determined as of the exercise dates.

A summary of the Company’s restricted stock award activity is as follows (in thousands, except per share data):

		Weighted
		Average
	Number of	Grant-Date
	Shares	Fair Value

Unvested at December 31, 2007	262	$53.36
Granted	146	59.86
Vested and exercised	(82)	50.46
Forfeited	(32)	53.94

Unvested at December 31, 2008	294	$57.51

The fair value of the 82,019, 69,846, and 47,013 restricted stock and Deferred Issuance Restricted Stock awards that vested during the years ended December 31, 2008, 2007 and 2006, respectively, was approximately $4,269,000, $3,187,000 and $1,964,000, respectively.

Additional information about stock options outstanding at December 31, 2008 with exercise prices less than or above $42.84 per share, the closing price as of December 31, 2008 is as follows (in thousands, except per share data):

	Exercisable		Unexercisable		Total
		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
As of December 31, 2008	Shares	Price	Shares	Price	Shares	Price

In-the-money	2,208	$28.05	109	$40.04	2,317	$28.62
Out-of-the-money	1,360	51.68	1,980	57.08	3,340	54.88

Total options outstanding	3,568		2,089		5,657

Shares of common stock available for future grants under all stock option plans were 548,960 at December 31, 2008.

GEN-PROBE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted-average grant-date fair value per share of options granted during the periods were as follows:

	Years Ended December 31,
	2008	2007	2006

Exercise price equal to the fair value of common stock on the grant date:
Weighted-average exercise price	$58.30	$59.11	$50.08
Weighted-average option fair value	$18.36	$21.44	$20.54
Exercise price greater than fair value of common stock on the grant date:
Weighted-average exercise price	$—	$—	$—
Weighted-average option fair value	$—	$—	$—

Employee Stock Purchase Plan

In May 2003, the Company adopted, and the Company’s stockholders subsequently approved, the ESPP that authorized the issuance of up to 1,000,000 shares of the Company’s common stock. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code of 1986, as amended, and is for the benefit of qualifying employees as designated by the Board of Directors. Under the terms of the ESPP, purchases are made semiannually. Participating employees may elect to have a maximum of 15% of their compensation, up to a maximum of $10,625 per six month period, withheld through payroll deductions to purchase shares of common stock under the ESPP. The purchase price of the common stock purchased under the ESPP is equal to 85% of the fair market value of the common stock on the offering or “Grant Date” or the exercise or purchase date, whichever is lower. During the years ended December 31, 2008, 2007 and 2006, employees purchased 97,618, 74,337, and 81,356 shares at an average price of $37.91, $47.76, and $42.85 per share, respectively. As of December 31, 2008, a total of 482,978 shares were available for future issuance under the ESPP.

Stock Repurchase Program

In August 2008, the Company’s Board of Directors authorized the repurchase of up to $250,000,000 of the Company’s common stock over the two years following adoption of the program, through negotiated or open market transactions. There is no minimum or maximum number of shares to be repurchased under the program. As of December 31, 2008, the Company repurchased and retired approximately 1,705,400 shares under this program at an average price of $43.96 or $75,000,000 in total. When stock is repurchased and retired, the amount paid in excess of par value is recorded to additional paid-in capital.

Note 10 —	Commitments and contingencies

Lease commitments

The Company leases certain facilities under operating leases that expire at various dates through August 31, 2009. Future minimum payments under these operating leases were $70,000 as of December 31, 2008. In February 2008, the Company completed the acquisition of the facility where it manufactures its blood screening products, which was previously leased.

Rent expense was $486,000, $1,022,000, and $2,172,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Purchase commitments

The Company is currently developing a new instrument platform, called the Panther instrument system, designed to bring the benefits of full automation and a broad molecular diagnostics menu to low to mid-volume customers. In July 2007, the Company authorized Stratec Biomedical Systems AG (“Stratec”), to commence its

GEN-PROBE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Phase 2 development activities pursuant to its Development Agreement for the Panther instrument system. Stratec is providing services for the design and development of the Panther Instrument System at a fixed price of $9,400,000, to be paid in installments due upon achievement of specified technical milestones, of which the Company expects $4,190,000 to be paid in 2009. As of December 31, 2008, the Company had $712,000 in outstanding purchase orders for the remaining prototype instruments to be purchased in connection with the Development Agreement. In addition, the Company will purchase validation, pre-production and production instruments, at specified fixed transfer prices, that will cost approximately $8,400,000 in the aggregate if it elects to purchase the number of each instrument type it currently expects to purchase. Of the $8,400,000, the Company expects to purchase $3,606,000 in validation and pre-production instruments during 2009. The Company will also purchase production tooling from Stratec at a cost of approximately $1,200,000, $800,000 of which is expected to be spent in 2009.

The Company is obligated to purchase TIGRIS instruments and raw materials used in manufacturing from two key vendors. The minimum combined purchase commitment was approximately $24,110,000 as of December 31, 2008. Of the $24,110,000, $15,910,000 is expected to be used to purchase TIGRIS instruments, of which the Company anticipates that approximately $6,988,000 will be sold to Novartis.

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

Royalty commitments

In connection with its R&D efforts, the Company has various license agreements with unrelated parties that provide the Company with rights to develop and market products using certain technology and patent rights maintained by the parties. Terms of the various license agreements require the Company to pay royalties ranging from 1% up to 16% of future sales on products using the specified technology. Such agreements generally provide for a term that commences upon execution and continues until expiration of the last patent covering the licensed technology. Under various license agreements the Company is required to pay minimum annual royalty payments totaling $175,000. During 2008, 2007 and 2006, the Company recorded to cost of products sold $5,198,000, $5,020,000, and $3,598,000, respectively, in royalty costs related to its various license agreements.

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

Digene Corporation

In December 2006, Digene Corporation (“Digene”) filed a demand for binding arbitration against Roche with the International Centre for Dispute Resolution of the American Arbitration Association in New York (“ICDR”). Digene’s arbitration demand challenges the validity of the February 2005 supply and purchase agreement between us and Roche. Under the supply and purchase agreement, Roche manufactures and supplies us with human papillomavirus (“HPV”) oligonucleotide products. Digene’s demand asserts, among other things, that Roche materially breached a cross-license agreement between Roche and Digene by granting the Company an improper sublicense and seeks a determination that the supply and purchase agreement is null and void.

GEN-PROBE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On July 13, 2007, the ICDR arbitrators granted the Company’s petition to join the arbitration. On August 27, 2007, Digene filed an amended arbitration demand and asserted a claim against the Company for tortious interference with the cross-license agreement. The arbitration hearing in this matter commenced on October 27, 2008 and the presentation of evidence concluded November 10, 2008. In December 2008 and January 2009, the parties filed post-hearing briefs and closing arguments were presented on January 30, 2009.

The Company believes that the supply and purchase agreement is valid and that its purchases of HPV oligonucleotide products under the supply and purchase agreement are and will be in accordance with applicable law. However, there can be no assurance that the matters will be resolved in favor of the Company.

Note 11 —	Collaborative and license agreements

Novartis (formerly Chiron Corporation)

In June 1998, the Company entered into a collaboration agreement with Chiron (now Novartis) to develop, manufacture and market nucleic acid probe assay systems for the blood screening and clinical diagnostic markets. Under the terms of the collaboration agreement, Novartis or a third party will market and sell products that utilize Novartis’ intellectual property relating to hepatitis C virus (“HCV”) and human immunodeficiency virus (type 1) (“HIV-1”) and the Company’s patented technologies. The Company received an up-front license fee of $10,000,000 under the collaboration agreement in 1998. In September 1998, Chiron assigned the clinical diagnostic portion of the collaboration agreement to Bayer (which, in turn, assigned the clinical diagnostics portion of the collaboration agreement to Siemens Healthcare Diagnostics, Inc.).

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

In January 2009, the Company entered into an agreement (“Amendment No. 11”) with Novartis to amend the June 11, 1998 collaboration agreement (the “1998 Agreement”) between the parties. The effective date of Amendment No. 11 is January 1, 2009. Amendment No. 11 extends to June 30, 2025 the term of the parties’ blood screening collaboration under the 1998 Agreement. The 1998 Agreement was scheduled to expire by its terms in 2013. See Note 16 for further discussion of Amendment No. 11.

U.S. blood centers began using the Procleix WNV assay to screen donated blood under an Investigational New Drug (“IND”) application in June 2003. The Company submitted a Biologics License Application (“BLA”) for the West Nile virus (“WNV”) assay to the FDA in February 2005. For the years ended December 31, 2008, 2007 and 2006, the Company recognized $0, $0, and $9,205,000, respectively, in collaborative research revenue through its collaboration with Novartis from deliveries of WNV tests on a “cost recovery” basis. For the years ended

GEN-PROBE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2008, 2007 and 2006, the Company recognized $0, $355,000, and $1,009,000, respectively in reimbursements for expenses incurred for WNV development research as collaborative research revenue. In early 2006, the Company discontinued recognizing these sales as collaborative research revenue upon first shipment of FDA-approved and labeled product and now records them as product sales.

In March 2003, the Company signed an amendment to the collaboration agreement with Chiron (now Novartis) for the development and commercialization of the Procleix Ultrio assay. During the years ended December 31, 2008, 2007 and 2006, the Company received $13,924,000, $5,525,000, and $1,591,000, respectively, in non-refundable reimbursements for expenses incurred related to the development of the Procleix Ultrio assay from Novartis.

From inception through December 31, 2008, the Company recognized a total of $1,054,000,000 in revenue under this collaboration agreement and has $3,000,000 in deferred license revenues as of December 31, 2008.

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

GEN-PROBE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12 —	Significant customers and geographic information

During the years ended December 31, 2008, 2007 and 2006, 48%, 45%, and 48%, respectively, of total revenues were from Novartis. No other customer accounted for more than 10% of revenues in any fiscal year. As of December 31, 2008 and 2007, the portions of trade accounts receivable related to Novartis were 25% and 36%, respectively.

During the years ended December 31, 2008, 2007 and 2006, 48%, 46%, and 47%, respectively, of product sales were from the sale of commercially approved blood screening products. Other revenues related to the development of blood screening products prior to commercial approval are recorded in collaborative research revenue as disclosed in Note 11. During the years ended December 31, 2008, 2007 and 2006, 52%, 54%, and 53%, respectively, of product sales were from the sale of clinical diagnostic products and instruments.

Total revenues by geographic region were as follows (in thousands):

	Years Ended December 31,
	2008	2007	2006

Total revenue:
North America	$363,225	$322,907	$273,606
Rest of World	109,470	80,107	81,158

	$472,695	$403,014	$354,764

Note 13	— Employee benefit plan

Effective May 1, 1990, Gen-Probe established a Defined Contribution Plan covering substantially all employees of Gen-Probe beginning the month after they are hired. Employees may contribute up to 20% of their compensation per year (subject to a maximum limit imposed by federal tax law). Gen-Probe is obligated to make matching contributions equal to a maximum of 50% of the first 6% of compensation contributed by the employee. The contributions charged to operations related to Gen-Probe employees totaled $1,753,000, $1,614,000, and $1,636,000, for the years ended December 31, 2008, 2007 and 2006, respectively.

Note 14 —	Deferred compensation plan

In May 2005, the Company’s Board of Directors approved the adoption of a Deferred Compensation Plan (the “Plan”), which became effective as of June 30, 2005. The Plan allows certain highly compensated management, key employees and directors of the Company to defer up to 80% of annual base salary or director fees and up to 80% of annual bonus compensation. Deferred amounts are credited with gains and losses based on the performance of deemed investment options selected by a committee appointed by the Board of Directors to administer the Plan. The Plan also allows for discretionary contributions to be made by the Company. Participants may receive distributions upon (i) a pre-set date or schedule that is elected during an appropriate election period, (ii) the occurrence of unforeseeable financial emergencies, (iii) termination of employment (including retirement), (iv) death, (v) disability, or (vi) a change in control of the Company, as defined in the Plan. Certain key participants must wait six months following termination of employment to receive distributions. The Plan is subject to Internal Revenue Code Section 409A.

The Company may terminate the Plan at any time with respect to participants providing services to the Company. Upon termination of the Plan, participants will be paid out in accordance with their prior distribution elections and otherwise in accordance with the Plan. Upon and for twelve (12) months following a change of control, the Company has the right to terminate the Plan and, notwithstanding any elections made by participants, to pay out all benefits in a lump sum, subject to the provisions of the Code. As of December 31, 2008, the Company had approximately $3,715,000 of accrued deferred compensation under the Plan. Of that amount, $1,553,000 and

GEN-PROBE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$2,162,000 have been classified as current and long term liabilities within “Accrued salaries and employee benefits” and “Deferred compensation plan liabilities,” respectively.

Note 15 —	Quarterly information (unaudited)

The following tables set forth the quarterly results of operations for each quarter within the two-year period ended December 31, 2008. The information for each of these quarters is unaudited and has been prepared on the same basis as the Company’s audited consolidated financial statements. In the opinion of management, all necessary adjustments, consisting only of normal recurring accruals, have been included to fairly present the unaudited quarterly results when read in conjunction with the Company’s audited consolidated financial statements and related notes. The operating results of any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)

2008
Total product sales	$101,507	$113,701	$108,253	$105,759
Total revenues	122,563	119,814	121,177	109,141
Cost of product sales	32,636	32,510	30,681	32,202
Gross profit	68,871	81,191	77,572	73,557
Total operating expenses	79,547	87,002	78,805	81,946
Net income	31,945	24,791	29,078	21,140
Net income per share:
Basic	$0.59	$0.46	$0.54	$0.40
Diluted(1)	$0.58	$0.45	$0.53	$0.39

	Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)

2007
Total product sales	$87,152	$93,897	$97,402	$92,426
Total revenues	101,051	101,281	101,733	98,949
Cost of product sales	29,160	30,178	31,810	28,493
Gross profit	57,992	63,719	65,592	63,933
Total operating expenses	70,235	76,625	80,423	76,437
Net income	21,475	27,002	17,251	20,412
Net income per share:
Basic	$0.41	$0.51	$0.32	$0.39
Diluted	$0.40	$0.50	$0.31	$0.37

(1)	Amounts shown may reflect rounding adjustments.

GEN-PROBE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 16 —	Subsequent events

Amendment to Novartis Agreement

In January 2009, the Company entered into Amendment No. 11 with Novartis to amend the 1998 Agreement between the parties. The effective date of Amendment No. 11 is January 1, 2009. Amendment No. 11 extends to June 30, 2025 the term of the parties’ blood screening collaboration under the 1998 Agreement. The 1998 Agreement was scheduled to expire by its terms in 2013.

The 1998 Agreement provided that the Company was solely responsible for manufacturing costs incurred in connection with the collaboration, while Novartis was responsible for sales and marketing expenses associated with the collaboration. Amendment No. 11 provides that, effective January 1, 2009, the Company will recover 50% of its costs of goods sold incurred in connection with the collaboration. In addition, the Company will receive a percentage of the blood screening assay revenue generated under the collaboration, as described in the next paragraph.

The 1998 Agreement provided that the companies share revenue from the sale of blood screening assays under the collaboration. Under the terms of the 1998 Agreement, as previously amended, the Company’s share of revenue from any assay that included a test for HCV was 45.75%. Amendment No. 11 modifies the Company’s share of such revenues, initially reducing it to 44% in 2009. The Company’s share of blood screening assay revenue increases in subsequent years as follows: 2010-2011, 46%; 2012-2013, 47%; 2014, 48%; and 2015, 50%. The Company’s share of blood screening assay revenue is fixed at 50% from January 1, 2015 though the remainder of the amended term of the agreement. Under Amendment No. 11, the Company’s share of blood screening assay revenue from any assay that does not test for HCV remains at 50%. As discussed above, the Company is entitled to its designated percentage of revenue from the sale of blood screening assays as well as the recovery of 50% of its costs of goods sold. Amendment No. 11 also provides that Novartis will reduce the amount of time between product sales and payment of the Company’s share of blood screening assay revenue from 45 days to 30 days.

As part of Amendment No. 11, the parties have agreed, and Novartis has agreed to provide certain funding, to customize the Company’s Panther instrument, a fully automated molecular testing platform now in development, for use in the blood screening market. Novartis has also agreed to pay the Company a milestone payment upon the first commercial sale of the Panther instrument. The parties will equally share any profit attributable to Novartis’ sale or lease of Panther instruments under the collaboration.

The companies also have agreed to evaluate, using the Company’s technologies, the development of companion diagnostics for current or future Novartis medicines. Novartis has agreed to provide certain funding to the Company in support of initial research and development.

Offer to Acquire Tepnel Life Sciences

In January 2009, the Company made a recommended cash offer to acquire Tepnel Life Sciences, Plc (“Tepnel”), a company registered in England and Wales, for approximately $132,200,000 (based on the exchange rate described in the offer). The Company’s offer is subject to certain conditions, including approval of the offer by a majority in number representing 75% or more in value of Tepnel’s shareholders entitled to vote with respect to the proposed transaction.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
For The Three Years Ended December 31, 2008
(In thousands)

		Addition
	Balance at	Charged to		Balance at
	Beginning	Cost and		End of
	of Period	Expenses	Deductions(1)	Period

Allowance for doubtful accounts:
Year Ended December 31, 2008:	$719	$9	$(28)	$700
Year Ended December 31, 2007:	$670	$130	$(81)	$719
Year Ended December 31, 2006:	$790	$122	$(242)	$670
Inventory reserves:
Year Ended December 31, 2008:	$6,661	$1,493	$(2,460)	$5,694
Year Ended December 31, 2007:	$5,802	$1,043	$(184)	$6,661
Year Ended December 31, 2006:	$6,175	$5,151	$(5,524)	$5,802

(1)	Represents amounts written off against the allowance or reserves, or credited to earnings.

S-1

INDEX TO EXHIBITS

Exhibit
Number		Description

2	.1(2)	Separation and Distribution Agreement, dated May 24, 2002, and amended and restated as of August 6, 2002, between Gen-Probe Incorporated and Chugai Pharmaceutical Co., Ltd. (now Rebio Gen, Inc.).
2	.2(27)	Rule 2.5 Announcement issued on January 30, 2009 by Gen-Probe Incorporated and Tepnel Life Sciences, Plc.
2	.3(28)	Implementation Agreement dated January 30, 2009 by and between Gen-Probe Incorporated and Tepnel Life Sciences Plc.
3	.1(2)	Form of Amended and Restated Certificate of Incorporation of Gen-Probe Incorporated.
3	.2(7)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Gen-Probe Incorporated.
3	.3(32)	Amended and Restated Bylaws of Gen-Probe Incorporated.
3	.4(21)	Certificate of Elimination of the Series A Junior Participating Preferred Stock of Gen-Probe Incorporated.
4	.1(2)	Specimen Common Stock Certificate.
10	.1(21)‡	The 2000 Equity Participation Plan of Gen-Probe Incorporated (as last amended on November 16, 2006).
10	.2(21)‡	The 2000 Equity Participation Plan Form of Agreement and Grant Notice for Non-Employee Directors (as last amended on November 16, 2006).
10	.3(21)‡	The 2002 New Hire Stock Option Plan of Gen-Probe Incorporated (as last amended on November 16, 2006).
10	.4(21)‡	The 2002 New Hire Stock Option Plan Form of Agreement and Grant Notice (as last amended on November 16, 2006).
10	.5(21)‡	The 2003 Incentive Award Plan of Gen-Probe Incorporated (as last amended on February 8, 2007).
10	.6(21)‡	The 2003 Incentive Award Plan Form of Agreements and Grant Notices (as last amended on February 8, 2007).
10	.7(13)‡	The 2003 Incentive Award Plan Form of Restricted Stock Award Agreement and Grant Notice, as amended.
10	.8(7)‡	Employee Stock Purchase Plan of Gen-Probe Incorporated, as amended.
10	.9(22)‡	Gen-Probe Incorporated 2007 Executive Bonus Plan.
10	.10(19)‡	2007 Gen-Probe Employee Bonus Plan.
10	.11(16)‡	2008 Gen-Probe Employee Bonus Plan.
10	.12†‡	Amended and Restated Gen-Probe Incorporated Deferred Compensation Plan, effective January 1, 2008.
10	.13(4)‡	Gen-Probe Incorporated Change-In-Control Severance Compensation Plan for Employees.
10	.14†‡	Amendment to Gen-Probe Incorporated Change-in-Control Severance Compensation Plan, dated October 2, 2008.
10	.15(3)	Agreement dated June 11, 1998 between Gen-Probe Incorporated and Chiron Corporation (now Novartis Vaccines and Diagnostics, Inc.).*
10	.16(3)	Amendment dated December 7, 1999 to Agreement dated June 11, 1998 between Gen-Probe Incorporated and Chiron Corporation (now Novartis Vaccines and Diagnostics, Inc.).
10	.17(1)	Amendment No. 2 dated February 1, 2000 to Agreement dated June 11, 1998 between Gen-Probe Incorporated and Chiron Corporation (now Novartis Vaccines and Diagnostics, Inc.).
10	.18(3)	Amendment No. 3 effective April 1, 2002 to Agreement dated June 11, 1998 between Gen-Probe Incorporated and Chiron Corporation (now Novartis Vaccines and Diagnostics, Inc.).*
10	.19(5)	Amendment No. 4 effective March 5, 2003 to Agreement dated June 11, 1998 between Gen-Probe Incorporated and Chiron Corporation (now Novartis Vaccines and Diagnostics, Inc.).
10	.20(6)	Amendment No. 5 effective January 1, 2004 to Agreement dated June 11, 1998 between Gen-Probe Incorporated and Chiron Corporation (now Novartis Vaccines and Diagnostics, Inc.).

Exhibit
Number		Description

10	.21(10)	Amendment No. 6 effective January 1, 2004 to Agreement dated as of June 11, 1998 between Gen-Probe Incorporation and Chiron Corporation (now Novartis Vaccines and Diagnostics, Inc.).*
10	.22(21)	Amendment No. 7 effective May 20, 2005 to the Agreement dated as of June 11, 1998 between Gen-Probe Incorporated and Chiron Corporation (now Novartis Vaccines and Diagnostics, Inc.).
10	.23(15)	Amendment No. 8 effective February 8, 2006 to Agreement dated June 11, 1998 between Gen-Probe Incorporation and Chiron Corporation (now Novartis Vaccines and Diagnostics, Inc.).
10	.24(17)	Amendment No. 9 effective July 1, 2006 to the Agreement dated June 11, 1998 between Gen-Probe Incorporated and Chiron Corporation (now Novartis Vaccines and Diagnostics, Inc.).
10	.25†	Amendment No. 10 effective September 30, 2007 to the Agreement dated June 11, 1998 between Gen-Probe Incorporated and Chiron Corporation (now Novartis Vaccines and Diagnostics, Inc.).**
10	.26(3)	Addendum dated June 11, 1998 to Agreement dated June 11, 1998 between Gen-Probe Incorporated and Chiron Corporation (now Novartis Vaccines and Diagnostics, Inc.).*
10	.27(6)	Future Blood Screening Assay — Ultrio Addendum effective January 1, 2001 to the Agreement dated June 11, 1998 between Gen-Probe Incorporated and Chiron Corporation (now Novartis Vaccines and Diagnostics, Inc.).*
10	.28(10)	Modified Blood Screening Instrument — eSAS 2 Addendum effective January 1, 2002 to the Agreement dated June 11, 1998 between Gen-Probe Incorporated and Chiron Corporation (now Novartis Vaccines and Diagnostics, Inc.).*
10	.29(6)	Future Blood Screening Assay — West Nile Virus Addendum effective June 1, 2003 to the Agreement dated June 11, 1998 between Gen-Probe Incorporated and Chiron Corporation (now Novartis Vaccines and Diagnostics, Inc.).*
10	.30†	Future Blood Screening Assay — Ultrio 2 Addendum effective October 1, 2008 to the Agreement dated as of June 11, 1998 between Gen-Probe Incorporated and Chiron Corporation (now Novartis Vaccines and Diagnostics, Inc.).**
10	.31(14)	Letter Agreement dated June 11, 1998 between Gen-Probe Incorporated and Chiron Corporation (now Novartis Vaccines and Diagnostics, Inc.).*
10	.32(1)	Supplemental Agreement dated April 2, 2001 to the Agreement dated June 11, 1998 for Development, Distribution and Licensing of TMA Products between Gen-Probe Incorporated and Bayer Corporation.*
10	.33(18)	Settlement Agreement dated August 1, 2006 among Gen-Probe Incorporated, Bayer HealthCare LLC and Bayer Corporation.*
10	.34(1)	Distribution Agreement dated May 2, 1997 between Gen-Probe Incorporated and bioMérieux S.A.*
10	.35(3)	Distributorship Arrangements Agreement dated May 2, 1997 between Gen-Probe Incorporated and bioMérieux S.A.*
10	.36(1)	Renewal Amendment dated November 2, 1999 to the Distribution Agreement and the Distributorship Arrangements Agreement dated May 2, 1997 between Gen-Probe Incorporated and bioMérieux S.A.
10	.37(1)	First Amendment dated August 4, 2000 to the Renewed Distribution Agreement and the Distributorship Arrangements Agreement dated May 2, 1997 between Gen-Probe Incorporated and bioMérieux S.A.*
10	.38(7)	2003 Amendment dated May 2, 2003 to the Renewed Distribution Agreement and the Distributorship Arrangements Agreement dated May 2, 1997 between Gen-Probe Incorporated and bioMérieux, S.A.*
10	.39(15)	2006 Amendment dated May 1, 2006 to the Renewed Distributorship Agreement and the Distributorship Arrangements Agreement dated May 2, 1997 between Gen-Probe Incorporated and bioMérieux, S.A.
10	.40(8)	Ribosomal Nucleic Acid License and Option Agreement (for Easy Q Instrument) dated September 30, 2004 between Gen-Probe Incorporated and bioMérieux B.V.*
10	.41(8)	Guarantee Agreement dated September 30, 2004 by bioMérieux S.A., on behalf of its subsidiary bioMérieux, Inc. in favor of Gen-Probe Incorporated.

Exhibit
Number		Description

10	.42(8)	Ribosomal Nucleic Acid License and Option Agreement (for GeneXpert Instrument) dated September 30, 2004 by and between Gen-Probe Incorporated and bioMérieux, Inc.*
10	.43(8)	Guarantee Agreement dated September 30, 2004, by bioMérieux S.A., on behalf of its subsidiary bioMérieux B.V. in favor of Gen-Probe Incorporated.
10	.44(8)	Side Letter dated October 1, 2004 by and between Gen-Probe Incorporated, bioMérieux B.V., and bioMérieux, Inc.*
10	.45(8)	License Agreement entered into September 30, 2004 by and between Gen-Probe Incorporated and bioMérieux B.V.*
10	.46(3)	License Agreement dated July 1, 2001 between Gen-Probe Incorporated and Chugai Diagnostics Science Co., Ltd. (now Rebio Gen, Inc.).
10	.47(3)	Distribution Agreement effective as of September 1, 1998 between Gen-Probe Incorporated and Chugai Diagnostics Science Co., Ltd. (now Rebio Gen, Inc.).
10	.48(3)	First Amendment dated June 30, 2002 to September 1, 1998 Distribution Agreement between Gen-Probe Incorporated and Chugai Diagnostics Science Co., Ltd. (now Rebio Gen, Inc.).
10	.49(3)	Co-Exclusive Agreement effective April 23, 1997 between Gen-Probe Incorporated and The Board of Trustees of the Leland Stanford Junior University.*
10	.50(1)	Amendment No. 1 effective April, 1998 to the License Agreement effective April 23, 1997 between Stanford University and Gen-Probe Incorporated.*
10	.51(3)	Non-Assertion Agreement dated February 7, 1997 between Gen-Probe Incorporated and Organon Teknika B.V.*
10	.52(3)	Non-exclusive License Agreement under Vysis’ Collins Patents dated June 22, 1999 between Gen-Probe Incorporated and Vysis, Inc.*
10	.53(8)	Settlement Agreement under Vysis’ Collins Patents effective September 17, 2004 by and between Gen-Probe Incorporated and Vysis, Inc.*
10	.54(8)	Amendment to Nonexclusive License Agreement under Vysis’ Collins Patents dated September 17, 2004 by and between Gen-Probe Incorporated and Vysis, Inc.*
10	.55(3)	Amended and Restated License Agreement effective July 19, 2002 between Gen-Probe Incorporated and The Public Health Research Institute of The City of New York, Inc.*
10	.56(3)	Development, License and Supply Agreement effective October 16, 2000 between Gen-Probe Incorporated and KMC Systems, Inc.*
10	.57(1)	First Amendment made as of September, 2001 to Agreement entered into as of October 16, 2000 between Gen-Probe Incorporated and KMC Systems, Inc.*
10	.58(3)	Supply Agreement effective March 5, 1998 between Gen-Probe Incorporated and Boehringer Mannheim GmbH.*
10	.59(1)	First Amendment effective February 21, 2001 between Gen-Probe Incorporated and Roche Diagnostics GmbH (the successor-in-interest to Boehringer Mannheim GmbH) to the Supply Agreement effective as of March 5, 1998 between Gen-Probe Incorporated and Boehringer Mannheim GmbH.*
10	.60(9)	Second Amendment dated August 31, 2004 between Gen-Probe Incorporated and Roche Diagnostics (the successor-in-interest to Boehringer Mannheim GmbH) to the Supply Agreement effective as of March 5, 1998 between Gen-Probe Incorporated and Boehringer Mannheim GmbH.*
10	.61(30)	Third Amendment effective January 1, 2007 between Gen-Probe Incorporated and Roche Diagnostics (the successor-in-interest to Boehringer Mannheim GmbH) to the Supply Agreement effective as of March 5, 1998 between Gen-Probe Incorporated and Boehringer Mannheim GmbH.*
10	.62(6)	License, Development and Cooperation Agreement dated November 19, 2003 between Gen-Probe Incorporated and DiagnoCure Inc.*
10	.63(17)	Amendment No. 1 to License, Development and Cooperation Agreement effective May 24, 2006 between Gen-Probe Incorporated and DiagnoCure, Inc.*

Exhibit
Number		Description

10	.64(6)	Target License Agreement dated January 1, 2004 between Gen-Probe Incorporated and Tosoh Corporation.*
10	.65(6)	TRC License Agreement dated January 1, 2004 between Gen-Probe Incorporated and Tosoh Corporation.*
10	.66(6)	TMA License Agreement dated January 1, 2004 between Gen-Probe Incorporated and Tosoh Corporation.*
10	.67(6)	Supply Agreement dated January 1, 2002 between Gen-Probe Incorporated and MGM Instruments, Inc.*
10	.68(7)	Supply Agreement Amendment Number One dated June 4, 2004 between Gen-Probe Incorporated and MGM Instruments, Inc.*
10	.69(9)	License Agreement effective as of December 30, 2004 between Gen-Probe Incorporated and AdnaGen AG.*
10	.70(9)	License Agreement effective as of December 31, 2004 between Gen-Probe Incorporated and Corixa Corporation.*
10	.71(10)	Supply and Purchase Agreement effective February 15, 2005 between Gen-Probe Incorporated, F. Hoffman-La Roche Ltd. and Roche Molecular Systems, Inc.*
10	.72(23)	Development Agreement for Panther Instrument System effective November 22, 2006 between Gen-Probe Incorporated and STRATEC Biomedical Systems AG.*
10	.73(23)	Supply Agreement for Panther Instrument System effective November 22, 2006 between Gen-Probe Incorporated and STRATEC Biomedical Systems AG.*
10	.74(23)	Letter Agreement regarding Development Agreement for Panther Instrument System dated July 17, 2007 between Gen-Probe Incorporated and STRATEC Biomedical Systems AG.*
10	.75†‡	Amended and Restated Employment Agreement effective November 18, 2008 by and between Gen-Probe Incorporated and Henry L. Nordhoff.
10	.76(8)‡	Deferred Issuance Restricted Stock Conversion Agreement, Deferred Issuance Award Agreement and Election Agreement effective September 10, 2004 between Gen-Probe Incorporated and Henry L. Nordhoff.
10	.77(10)‡	Amendment effective February 1, 2005 to Deferred Issuance Restricted Stock Conversion Agreement, Deferred Issuance Award Agreement and Election Agreement effective September 10, 2004 between Gen-Probe Incorporated and Henry L. Nordhoff.
10	.78(12)‡	Deferred Issuance Restricted Stock Award Grant Notice and Agreement effective May 20, 2005 between Gen-Probe Incorporated and Henry L. Nordhoff.
10	.79†‡	Second Amendment dated October 31, 2008 to Deferred Issuance Restricted Stock Conversion Agreement and Deferred Issuance Restricted Stock Election Agreement between Gen-Probe Incorporated and Henry L. Nordhoff.
10	.80(20)‡	Employment Offer Letter dated February 7, 2007 between Gen-Probe Incorporated and Carl W. Hull.
10	.81(29)‡	Amended and Restated Employment Agreement effective March 1, 2008 between Gen-Probe Incorporated and Carl W. Hull.
10	.82†‡	Amendment to Employment Agreement effective October 31, 2008, between Gen-Probe Incorporated and Carl W. Hull.
10	.83(22)‡	Agreement dated April 16, 2007 between Gen-Probe Incorporated and Larry T. Mimms.
10	.84(11)‡	Employment Offer Letter effective July 15, 2005 between Gen-Probe Incorporated and Stephen J. Kondor.
10	.85(24)‡	Employment Offer Letter between Gen-Probe Incorporated and Christina Yang.
10	.86†‡	Amendment to Offer Letter Agreement effective October 31, 2008, between Gen-Probe Incorporated and Christina Yang.
10	.87(26)‡	Employment Offer Letter effective October 30, 2007 between Gen-Probe Incorporated and Jorgine Ellerbrock.
10	.88(22)‡	Form of Employment Agreement — Executive Team (executed by the following executive officers: D. Kacian, R. Bowen, S. Kondor, H. Rosenman, D. De Walt, J. Ellerbrock and C. Yang).

Exhibit
Number		Description

10	.89(22)‡	Form of Employment Agreement — Vice Presidents (executed by the following officers: L. Arnold, P. Gargan, R. Blake, T. Brach, F. Eibel and B. Hansen).
10	.90(22)‡	Form of First Amendment to Employment Agreement for Executive Vice Presidents and Vice Presidents, effective March 1, 2007 (executed by the following officers: L. Arnold, R. Bowen, D. De Walt, P. Gargan, D. Kacian, S. Kondor, H. Rosenman).
10	.91(31)‡	Form of Employment Agreement — Executive Team as approved in September 2008 (executed by the following executive officers: E. Tardif and E. Lai).
10	.92(31)‡	Form of Employment Agreement — Vice Presidents as approved in September 2008 (executed by the following officers: C. Giachetti and B. Phillips).
10	.93†‡	Form of First Amendment to Employment Agreement effective October 2008 (executed by the following officers: R. Blake, T. Brach, F. Eibel, B. Hansen, J. Ellerbrock and C. Yang)
10	.94†‡	Form of Second Amendment to Employment Agreement effective October 2008 (executed by the following officers: L. Arnold, P. Gargan, R. Bowen, D. De Walt, D. Kacian, S. Kondor and H. Rosenman)
10	.95(2)‡	Form of Indemnification Agreement between Gen-Probe Incorporated and its Executive Officers and Directors.
21	.1†	List of subsidiaries of Gen-Probe Incorporated.
23	.1†	Consent of Independent Registered Public Accounting Firm.
31	.1†	Certification dated February 25, 2009, of Principal Executive Officer required pursuant to 18 USC. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2†	Certification dated February 25, 2009, of Principal Financial Officer required pursuant to 18 USC. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1†	Certification dated February 25, 2009, of Principal Executive Officer required pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2†	Certification dated February 25, 2009, of Principal Financial Officer required pursuant to 18 USC. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith.

‡	Indicates management contract or compensatory plan, contract or arrangement.

*	Gen-Probe has been granted confidential treatment with respect to certain portions of this exhibit.

**	Gen-Probe has requested confidential treatment with respect to certain portions of this exhibit.

(1)	Incorporated by reference to Gen-Probe’s Registration Statement on Form 10 filed with the SEC on May 24, 2002.

(2)	Incorporated by reference to Gen-Probe’s Amendment No. 2 to Registration Statement on Form 10 filed with the SEC on August 14, 2002.

(3)	Incorporated by reference to Gen-Probe’s Amendment No. 3 to Registration Statement on Form 10 filed with the SEC on September 5, 2002.

(4)	Incorporated by reference to Gen-Probe’s Annual Report on Form 10-K filed with the SEC on March 24, 2003.

(5)	Incorporated by reference to Gen-Probe’s Quarterly Report on Form 10-Q filed with the SEC on May 9, 2003.

(6)	Incorporated by reference to Gen-Probe’s Annual Report on Form 10-K filed with the SEC on March 9, 2004.

(7)	Incorporated by reference to Gen-Probe’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2004.

(8)	Incorporated by reference to Gen-Probe’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2004.

(9)	Incorporated by reference to Gen-Probe’s Annual Report on Form 10-K filed with the SEC on March 15, 2005.

(10)	Incorporated by reference to Gen-Probe’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2005.

(11)	Incorporated by reference to Gen-Probe’s Report on Form 8-K filed with the SEC on August 1, 2005.

(12)	Incorporated by reference to Gen-Probe’s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2005.

(13)	Incorporated by reference to Gen-Probe’s Report on Form 8-K filed with the SEC on December 6, 2005.

(14)	Incorporated by reference to Gen-Probe’s Report on Form 8-K filed with the SEC on December 8, 2005.

(15)	Incorporated by reference to Gen-Probe’s Quarterly Report on Form 10-Q filed with the SEC on May 5, 2006.

(16)	Incorporated by reference to Gen-Probe’s Report on Form 8-K filed with the SEC on April 2, 2008.

(17)	Incorporated by reference to Gen-Probe’s Quarterly Report on Form 10-Q filed with the SEC on August 3, 2006.

(18)	Incorporated by reference to Gen-Probe’s Quarterly Report on Form 10-Q filed with the SEC on November 1, 2006.

(19)	Incorporated by reference to Gen-Probe’s Report on Form 8-K filed with the SEC on February 14, 2007.

(20)	Incorporated by reference to Gen-Probe’s Report on Form 8-K filed with the SEC on February 14, 2007.

(21)	Incorporated by reference to Gen-Probe’s Annual Report on Form 10-K filed with the SEC on February 23, 2007.

(22)	Incorporated by reference to Gen-Probe’s Quarterly Report on Form 10-Q filed with the SEC on May 1, 2007.

(23)	Incorporated by reference to Gen-Probe’s Quarterly Report on Form 10-Q filed with the SEC on November 5, 2007.

(24)	Incorporated by reference to Gen-Probe’s Report on Form 8-K filed with the SEC on May 2, 2007.

(25)	Incorporated by reference to Gen-Probe’s Report on Form 8-K filed with the SEC on May 24, 2007.

(26)	Incorporated by reference to Gen-Probe’s Report on Form 8-K filed with the SEC on November 19, 2007.

(27)	Incorporated by reference to Gen-Probe’s Report on Form 8-K filed with the SEC on January 30, 2009.

(28)	Incorporated by reference to Gen-Probe’s Report on Form 8-K filed with the SEC on February 5, 2009.

(29)	Incorporated by reference to Gen-Probe’s Report on Form 8-K filed with the SEC on March 18, 2008.

(30)	Incorporated by reference to Gen-Probe’s Quarterly Report on Form 10-K filed with the SEC on February 25, 2008.

(31)	Incorporated by reference to Gen-Probe’s Quarterly Report on Form 10-Q filed on October 31, 2008.

(32)	Incorporated by reference to Gen-Probe’s Report on Form 8-K filed with the SEC on February 18, 2009.