Form 10-Q
period 2009-03-31
GEN PROBE INC
filed 2009-05-06
CIK 820237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2009
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number 001-31279
GEN-PROBE INCORPORATED
(Exact Name of Registrant as Specified in Its Charter)

Delaware	33-0044608
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

10210 Genetic Center Drive
San Diego, CA	92121
(Address of Principal Executive Offices)	(Zip Code)
(858) 410-8000
(Registrant’s Telephone Number, Including Area Code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
          As of April 30, 2009, there were 52,073,804 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

GEN-PROBE INCORPORATED

FORM 10-Q

Page
PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements
Consolidated Balance Sheets	3
Consolidated Statements of Income	4
Consolidated Statements of Cash Flows	5
Notes to Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures about Market Risk	31
Item 4. Controls and Procedures	32

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	33
Item 1A. Risk Factors	33
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	50
Item 6. Exhibits	51
SIGNATURES	53
EX-10.96
EX-10.98
EX-31.1
EX-31.2
EX-32.1
EX-32.2

GEN-PROBE INCORPORATED
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$286,195	$60,122
Marketable securities — current	366,395	371,276
Trade accounts receivable, net of allowance for doubtful accounts of $600 and $700 at March 31, 2009 and December 31, 2008, respectively	35,206	33,397
Accounts receivable — other	1,886	2,900
Inventories	52,175	54,406
Deferred income tax — short term	5,965	7,269
Prepaid income tax	—	2,306
Prepaid expenses	14,144	15,094
Other current assets	5,699	6,135

Total current assets	767,665	552,905
Marketable securities — non-current	32,677	73,780
Property, plant and equipment, net	142,799	141,922
Capitalized software, net	12,780	13,409
Goodwill	18,621	18,621
Deferred income tax — long term	12,286	12,286
Licenses, manufacturing access fees and other assets, net	56,483	56,608

Total assets	$1,043,311	$869,531

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,788	$16,050
Accrued salaries and employee benefits	19,434	25,093
Other accrued expenses	6,239	4,027
Income tax payable	8,491	—
Short-term borrowings	170,000	—
Deferred revenue — short term	1,592	1,278

Total current liabilities	221,544	46,448
Non-current income tax payable	4,671	4,773
Deferred income tax — long term	54	55
Deferred revenue — long term	2,167	2,333
Deferred compensation plan liabilities	2,244	2,162
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 20,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value per share; 200,000,000 shares authorized, 52,068,633 and 52,920,971 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	5	5
Additional paid-in capital	353,304	382,544
Accumulated other comprehensive income	5,419	3,055
Retained earnings	453,903	428,156

Total stockholders’ equity	812,631	813,760

Total liabilities and stockholders’ equity	$1,043,311	$869,531

See accompanying notes to consolidated financial statements.

GEN-PROBE INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Revenues:
Product sales	$112,522	$101,507
Collaborative research revenue	1,675	2,459
Royalty and license revenue	1,986	18,597

Total revenues	116,183	122,563
Operating expenses:
Cost of product sales	33,314	32,636
Research and development	24,998	23,066
Marketing and sales	11,055	11,908
General and administrative	13,846	11,937

Total operating expenses	83,213	79,547

Income from operations	32,970	43,016
Other income/(expense):
Interest income	4,882	4,207
Interest expense	(151)	—
Other income/(expense)	(142)	1,473

Total other income, net	4,589	5,680

Income before income tax	37,559	48,696
Income tax expense	11,812	16,751

Net income	$25,747	$31,945

Net income per share:
Basic	$0.49	$0.59

Diluted	$0.48	$0.58

Weighted average shares outstanding:
Basic	52,407	53,796

Diluted	53,126	55,023

See accompanying notes to consolidated financial statements.

GEN-PROBE INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Operating activities
Net income	$25,747	$31,945
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,748	8,608
Amortization of premiums on investments, net of accretion of discounts	1,523	1,735
Stock-based compensation charges	5,758	5,192
Stock-based compensation income tax benefits	126	369
Excess tax benefit from stock-based compensation	(127)	(145)
Gain on sale of investment in MPI	—	(1,600)
Changes in assets and liabilities:
Trade and other accounts receivable	(784)	3,842
Inventories	2,223	(1,796)
Prepaid expenses	945	3,447
Other current assets	436	(1,161)
Other long term assets	(1,161)	(743)
Accounts payable	(219)	3,181
Accrued salaries and employee benefits	(5,657)	(3,069)
Other accrued expenses	2,217	965
Income tax payable	10,709	15,663
Deferred revenue	147	(45)
Deferred income tax	1,305	688
Deferred rent	—	(10)
Deferred compensation plan liabilities	82	454

Net cash provided by operating activities	52,018	67,520

Investing activities
Proceeds from sales and maturities of marketable securities	84,008	97,290
Purchases of marketable securities	(37,124)	(181,546)
Purchases of property, plant and equipment	(7,525)	(20,033)
Purchase of intangible assets, including licenses and manufacturing access fees	(205)	(194)
Proceeds from sale of investment in MPI	—	4,100
Other assets	(13)	75

Net cash provided by (used in) investing activities	39,141	(100,308)

Financing activities
Excess tax benefit from stock-based compensation	127	145
Repurchase and retirement of restricted stock for payment of taxes	(34)	(41)
Repurchases of common stock	(35,627)	—
Proceeds from issuance of common stock	534	3,027
Borrowings under credit facility	170,000	—

Net cash provided by financing activities	135,000	3,131

Effect of exchange rate changes on cash and cash equivalents	(86)	(7)

Net increase (decrease) in cash and cash equivalents	226,073	(29,664)
Cash and cash equivalents at the beginning of period	60,122	75,963

Cash and cash equivalents at the end of period	$286,195	$46,299

See accompanying notes to consolidated financial statements.

Notes to the Consolidated Financial Statements (unaudited)
Note 1 — Summary of significant accounting policies
Basis of presentation
     The accompanying interim consolidated financial statements of Gen-Probe Incorporated (“Gen-Probe” or the “Company”) at March 31, 2009, and for the three month periods ended March 31, 2009 and 2008, are unaudited and have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In management’s opinion, the unaudited consolidated financial statements include all adjustments, consisting only of normal recurring accruals, necessary to state fairly the financial information therein, in accordance with U.S. GAAP. Interim results are not necessarily indicative of the results that may be reported for any other interim period or for the year ending December 31, 2009.
     Certain prior year amounts have been reclassified to conform with the current year presentation. In the first quarter of 2009, the Company began reporting those investments with a contractual maturity of greater than 12 months and that are in an unrealized loss position deemed to be temporary as non-current marketable securities. This reclassification resulted in $73.8 million in non-current marketable securities at December 31, 2008.
     These unaudited consolidated financial statements and footnotes thereto should be read in conjunction with the audited consolidated financial statements and footnotes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
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
Use of estimates
     The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. These estimates include assessing the collectability of accounts receivable, recognition of revenues, and the valuation of the following: stock-based compensation, marketable securities, equity investments in privately held companies, income tax, liabilities associated with employee benefit costs, inventories, goodwill and long-lived assets, including patent costs, capitalized software and licenses and manufacturing access fees. Actual results could differ from those estimates.
Foreign currencies
     The functional currency of the Company’s wholly owned subsidiaries GP UK Limited and MLT and its subsidiaries is the British pound. The functional currency of Gen-Probe Italia S.r.l. and Gen-Probe Deutschland GmbH is the Euro. Accordingly, balance sheet accounts of these subsidiaries are translated into United States dollars using the exchange rate in effect at the balance sheet date, and revenues and expenses are translated using the average exchange rates in effect during the period. The gains and losses from foreign currency translation of the financial statements of these subsidiaries are recorded directly as a separate component of stockholders’ equity under the caption “Accumulated other comprehensive income.”
Marketable securities
     The primary objectives for the Company’s marketable security investment portfolio are liquidity and safety of principal. Investments are made with the objective of achieving the highest rate of return consistent with these two objectives. The Company’s investment policy limits investments to certain types of debt and money market instruments issued by institutions primarily with investment grade credit ratings and places restrictions on maturities and concentration by type and issuer.
     The Company reviews its available-for-sale securities for other than temporary declines in fair value below the cost basis periodically and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When assessing marketable securities for other-than-temporary declines in value, the Company considers factors including: the significance of the decline in value compared to the cost basis, the underlying factors contributing to a decline in the prices of securities in a single asset class, how long the market value of the investment has been less than its cost basis, any market conditions that impact liquidity, the views of external investment managers, any news or financial information that has been released specific to the investee and the outlook for the overall industry in which the investee operates.
     The Company does not consider its investments in municipal securities with a current unrealized loss position to be other-than-temporarily impaired at March 31, 2009 since the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost. However, those investments with a contractual maturity of greater than 12 months and that are in an unrealized loss position deemed to be temporary at March 31, 2009 have been classified as non-current marketable securities.

Revenue recognition
     The Company records shipments of its clinical diagnostic products as product sales when the product is shipped and title and risk of loss has passed and when collection of the resulting receivable is reasonably assured.
     The Company manufactures blood screening products according to demand specifications of its collaboration partner, Novartis Vaccines and Diagnostics, Inc. (“Novartis”). Upon shipment to Novartis, the Company recognizes blood screening product sales at an agreed upon transfer price and records the related cost of products sold. Based on the terms of the Company’s collaboration agreement with Novartis, the Company’s ultimate share of the net revenue from sales to the end user is not known until reported to the Company by Novartis. The Company then adjusts blood screening product sales upon receipt of customer revenue reports and a net payment from Novartis of amounts reflecting its ultimate share of net sales by Novartis of these products, less the transfer price revenues previously recognized. The Company amended its agreement with Novartis effective as of January 1, 2009 to decrease the time between product sales and payment of the Company’s share of blood screening assay revenue from 45 days to 30 days.
     Also included in product sales is the rental revenue associated with the delivery of the Company’s proprietary integrated instrument platforms that perform its diagnostic assays. Generally, the Company provides its instrumentation to reference laboratories, public health institutions and hospitals without requiring them to purchase the equipment or enter into an equipment lease. Instead, the Company recovers the cost of providing the instrumentation in the amount it charges for its diagnostic assays. The depreciation costs associated with an instrument are charged to cost of product sales on a straight-line basis over the estimated life of the instrument. The costs to maintain these instruments in the field are charged to cost of product sales as incurred.
     The Company sells its instruments to Novartis for use in blood screening and records these instrument sales upon delivery since Novartis is responsible for the placement, maintenance and repair of the units with its customers. The Company also sells instruments to its clinical diagnostics customers and records sales of these instruments upon delivery and receipt of customer acceptance. Prior to delivery, each instrument is tested to meet Company and United States Food and Drug Administration (“FDA”) specifications, and is shipped fully assembled. Customer acceptance of the Company’s clinical diagnostic instrument systems requires installation and training by the Company’s technical service personnel. Generally, installation is a standard process consisting principally of uncrating, calibrating, and testing the instrumentation.
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
     The Company follows the provisions of Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” for multiple element revenue arrangements. EITF Issue No. 00-21 provides guidance on how to determine when an arrangement that involves multiple revenue-generating activities or deliverables should be divided into separate units of accounting for revenue recognition purposes, and if this division is required, how the arrangement consideration should be allocated among the separate units of accounting. If the deliverables in a revenue arrangement constitute separate units of accounting according to the EITF Issue No. 00-21 separation criteria, the revenue-recognition policy must be determined for each identified unit. If the arrangement is a single unit of accounting, the revenue-recognition policy must be determined for the entire arrangement, and all non-refundable upfront license fees are deferred and recognized as revenues on a straight-line basis over the expected term of the Company’s continued involvement in the collaboration.

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
     In November 2007, the FASB ratified EITF Issue No. 07-1, “Accounting for Collaborative Agreements Related to the Development and Commercialization of Intellectual Property.” EITF Issue No. 07-1 defines collaborative agreements as a contractual arrangement in which the parties are active participants to the arrangement and are exposed to the significant risks and rewards that are dependent on the ultimate commercial success of the endeavor. Additionally, it requires that revenue generated and costs incurred on sales to third parties as it relates to a collaborative agreement be recognized as gross or net based on EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” Essentially, this requires the party that is identified as the principal participant in a transaction to record the transaction on a gross basis in its financial statements. It also requires payments between participants to be accounted for in accordance with already existing generally accepted accounting principles, unless none exist, in which case a reasonable, rational, consistent method should be used. The Company adopted this guidance effective January 1, 2009 for all collaboration agreements existing as of that date. The adoption did not have a material impact on the Company’s financial statements.
SFAS No. 141(R)
     In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations.” SFAS No. 141(R) changes the requirements for an acquirer’s recognition and measurement of the assets acquired and liabilities assumed in a business combination, including the treatment of contingent consideration, pre-acquisition contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under SFAS No. 141(R), changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. This statement is effective with respect to business combination transactions occurring after December 31, 2008. The Company is currently evaluating the impact of this statement on future operations, changes in estimates and unrecognized tax benefits and liabilities as a result of recent business combination transactions.

SFAS No. 160
     In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements (an amendment of Accounting Research Bulletin No. 51).” SFAS No. 160 requires that non-controlling (minority) interests be reported as a component of equity, that net income attributable to the parent and to the non-controlling interest be separately identified in the income statement, that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and that any retained non-controlling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value. This statement is effective for fiscal years beginning after December 31, 2008, and shall be applied prospectively. However, the presentation and disclosure requirements of SFAS No. 160 are required to be applied retrospectively for all periods presented. The retrospective presentation and disclosure requirements of this statement will be applied to any prior periods presented in financial statements for the fiscal year ending December 31, 2009, and later periods during which the Company has a consolidated subsidiary with a non-controlling interest. As of March 31, 2009, the Company does not have any consolidated subsidiaries in which there is a non-controlling interest, and therefore adoption of this statement did not have a material impact on the Company’s consolidated financial statements.
SFAS No. 161
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” SFAS No. 161 requires enhanced disclosures regarding derivatives and hedging activities, including: (a) the manner in which an entity uses derivative instruments; (b) the manner in which derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities;” and (c) the effect of derivative instruments and related hedged items on an entity’s financial position, financial performance, and cash flows. The Company adopted this guidance effective January 1, 2009. As this statement relates specifically to disclosures, there was no impact on the Company’s consolidated financial statements as a result of adoption.
Note 2 — Stock-based compensation
     The following table summarizes the stock-based compensation expense that the Company recorded in its consolidated statements of income in accordance with SFAS No. 123(R), “Share-Based Payment,” for the three month periods ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Cost of product sales	$798	$595
Research and development	1,702	1,435
Marketing and sales	759	695
General and administrative	2,499	2,467

Total	$5,758	$5,192

     The Company used the following weighted average assumptions (annualized percentages) to estimate the fair value of options granted and the shares purchasable under the Company’s stock option plans and Employee Stock Purchase Plan (“ESPP”) for the three month periods ended March 31, 2009 and 2008:

	Stock Option Plans		ESPP
	2009	2008	2009	2008
Risk-free interest rate	1.6%	2.8%	1.3%	3.3%
Volatility	37%	35%	47%	34%
Dividend yield	—	—	—	—
Expected term (years)	4.2	4.2	0.5	0.5
Resulting average fair value	$12.96	$17.55	$12.20	$14.82

     The Company’s unrecognized stock-based compensation expense, before income taxes and adjusted for estimated forfeitures, related to outstanding unvested share-based payment awards was approximately as follows (in thousands, except number of years):

	Weighted Average	Unrecognized
	Remaining Expense	Expense as of
Awards	Life (Years)	March 31, 2009
Options	1.3	$34,194
ESPP	0.2	287
Restricted Stock	1.8	11,503
Deferred Issuance Restricted Stock	1.4	2,086

		$48,070

Note 3 — Net income per share
     The Company computes net income per share in accordance with SFAS No. 128, “Earnings Per Share,” and SFAS No. 123(R). Basic net income per share is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. The Company excludes stock options from the calculation of diluted net income per share when the combined exercise price, average unamortized fair values and assumed tax benefits upon exercise are greater than the average market price for the Company’s common stock because their effect is anti-dilutive.
     The following table sets forth the computation of net income per share (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2009	2008
Net income	$25,747	$31,945

Weighted average shares outstanding — Basic	52,407	53,796
Effect of dilutive common stock options outstanding	719	1,227

Weighted average shares outstanding — Diluted	53,126	55,023

Net income per share:
Basic	$0.49	$0.59

Diluted	$0.48	$0.58

     Dilutive securities include stock options and restricted stock subject to vesting. Potentially dilutive securities totaling approximately 3,595,000 and 1,934,000 shares for the three month periods ended March 31, 2009 and 2008, respectively, were excluded from the calculation of diluted earnings per share because of their anti-dilutive effect.
Note 4 — Fair value measurements
SFAS No. 157
     Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements,” for financial assets and liabilities. SFAS No. 157 defines fair value, expands disclosure requirements around fair value and specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs create the following fair value hierarchy:

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
     The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis (as described above) as of March 31, 2009 (in thousands):

	Fair Value Measurements at March 31, 2009
	Quoted prices in		Significant	Total carrying
	active markets for	Significant other	unobservable	value in the
	identical assets	observable inputs	inputs	consolidated
	(Level 1)	(Level 2)	(Level 3)	balance sheet
Assets:
Cash equivalents	$6,381	$229,174	$—	$235,555
Marketable securities	—	399,072	—	399,072
Derivatives	—	9	—	9
Other investments (1)	—	4,108	—	4,108

Total assets at fair value	6,381	632,363	—	638,744

Liabilities:
Derivatives	$—	$272	$—	$272
Other investments (1)	—	4,266	—	4,266

Total liabilities at fair value	$—	$4,538	$—	$4,538

(1)	Includes the Company’s deferred compensation plan liability and related assets which are invested in corporate owned life insurance policies.
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

Equity investment in private company
     In 2006, the Company invested in Qualigen, Inc. (“Qualigen”), a private company. The valuation of investments in non-public companies requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity and the long-term nature of such assets. The Company’s equity investments in private companies are valued initially based upon the transaction price under the cost method of accounting. Equity investments in non-public companies are classified as Level 3 in the fair value hierarchy. The Company’s investment in Qualigen, which totaled approximately $5.4 million as of March 31, 2009, is included in “Licenses, manufacturing access fees and other assets, net” on the consolidated balance sheets.
     The Company records impairment charges when an investment has experienced a decline that is deemed to be other-than-temporary. The determination that a decline is other-than-temporary is, in part, subjective and influenced by many factors. Future adverse changes in market conditions or poor operating results of investees could result in losses or an inability to recover the carrying value of the investments, thereby possibly requiring impairment charges in the future. When assessing investments in private companies for an other-than-temporary decline in value, the Company considers many factors including, but not limited to, the following: the share price from the investee’s latest financing round, the performance of the investee in relation to its own operating targets and its business plan, the investee’s revenue and cost trends, the investee’s liquidity and cash position, including its cash burn rate, and market acceptance of the investee’s products and services. From time to time, the Company may consider third party evaluations or valuation reports. The Company also considers new products and/or services that the investee may have forthcoming, any significant news specific to the investee, the investee’s competitors and/or industry and the outlook of the overall industry in which the investee operates. In the event the Company’s judgments change as to other-than temporary declines in value, the Company may record an impairment loss, which could have an adverse impact on its results of operations. During the third quarter of 2008, the Company recorded an impairment charge of $1.6 million against its investment in Qualigen.
SFAS No. 159
     Effective January 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.”
     SFAS No. 159 provides companies the irrevocable option to measure many financial assets and liabilities at fair value with changes in fair value recognized in earnings. The Company has not elected to measure any financial assets or liabilities at fair value that were not previously required to be measured at fair value.
Note 5 — Balance sheet information
     The following tables provide details of selected balance sheet items (in thousands):
Inventories

	March 31,	December 31,
	2009	2008
Raw materials and supplies	$7,830	$8,529
Work in process	21,336	24,945
Finished goods	23,009	20,932

	$52,175	$54,406

Property, plant and equipment, net

	March 31,	December 31,
	2009	2008
Land	$18,804	$18,804
Building	80,379	80,426
Machinery and equipment	158,298	153,211
Building improvements	34,836	34,592
Furniture and fixtures	16,566	16,270
Construction in-progress	171	19

Property, plant and equipment, at cost	309,054	303,322
Less accumulated depreciation and amortization	(166,255)	(161,400)

Property, plant and equipment, net	$142,799	$141,922

Licenses, manufacturing access fees and other assets, net

	March 31,	December 31,
	2009	2008
Patents	$18,298	$18,093
Purchased intangible assets	33,636	33,636
Licenses and manufacturing access fees	58,707	64,507
Investment in Qualigen, Inc.	5,404	5,404
Other assets	4,772	3,611

Licenses and manufacturing access fees and other assets, at cost	120,817	125,251
Less accumulated amortization	(64,334)	(68,643)

Licenses and manufacturing access fees and other assets, net	$56,483	$56,608

Other accrued expenses

	March 31,	December 31,
	2009	2008
Royalties	$1,109	$985
Professional fees	3,272	1,494
Warranty	630	923
Other	1,228	625

Other accrued expenses	$6,239	$4,027

Note 6 — Marketable securities
     The Company’s available-for-sale securities include tax advantaged municipal securities with a minimum Moody’s credit rating of A3 and a minimum Standard & Poor’s credit rating of A-. As of March 31, 2009, the Company did not hold auction rate securities. The Company’s investment policy limits the effective maturity on individual securities to six years and an average portfolio maturity to three years. At March 31, 2009, the Company’s portfolios had an average term of three years and an average credit quality of AA2 as defined by Moody’s.

     The following is a summary of marketable securities as of March 31, 2009 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Municipal securities	$390,357	$9,158	$(443)	$399,072

     The following table shows the estimated fair values and gross unrealized losses for the Company’s investments in individual securities that have been in a continuous unrealized loss position deemed to be temporary for less than 12 months and for more than 12 months as of March 31, 2009 (in thousands):

	Less than 12 Months		More than 12 Months
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses
Municipal securities	$15,306	$(71)	$19,376	$(372)

     The unrealized losses on certain of the Company’s investments in municipal securities were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investments. The Company does not consider its investments in municipal securities with a current unrealized loss position to be other-than-temporarily impaired at March 31, 2009 since the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost. However, those investments with a contractual maturity of greater than 12 months and that are in an unrealized loss position deemed to be temporary at March 31, 2009 have been classified as non-current marketable securities.
     The following table shows the current and non-current classification of the Company’s marketable securities (in thousands):

	March 31,	December 31,
	2009	2008
Current	$366,395	$371,276
Non-current	32,677	73,780

Total municipal securities	$399,072	$445,056

     When assessing marketable securities for other-than-temporary declines in value, the Company considers factors including: the significance of the decline in value compared to the cost basis, the underlying factors contributing to a decline in the prices of securities in a single asset class, how long the market value of the investment has been less than its cost basis, any market conditions that impact liquidity, the views of external investment managers, any news or financial information that has been released specific to the investee and the outlook for the overall industry in which the investee operates. Gross realized gains from the sale of marketable securities were $1.8 million and $0.3 million for the three month periods ended March 31, 2009 and 2008, respectively. Gross realized losses from the sale of marketable securities were $0.4 million and $0 for the three month periods ended March 31, 2009 and 2008, respectively.
Note 7 — Short-term borrowings
     In February 2009, the Company entered into a credit agreement with Bank of America, N.A. (“Bank of America”), which provided for a one-year senior secured revolving credit facility in an amount of up to $180.0 million that is subject to a borrowing base formula. The revolving credit facility has a sub-limit for the issuance of letters of credit in a face amount of up to $10.0 million. Advances under the revolving credit facility are intended to be used to consummate the Company’s acquisition of Tepnel Life Sciences plc (“Tepnel”) and for other general corporate purposes. At the Company’s option, loans accrue interest at a per annum rate based on, either: the base rate (the base rate is defined as the greatest of (i) the federal funds rate plus a margin equal to 0.50%, (ii) Bank of America’s prime rate and (iii)  LIBOR plus a margin equal to 1.00%); or LIBOR plus a margin equal to 0.60%, in each case for interest periods of 1, 2, 3 or 6 months as selected by the Company. In connection with the credit agreement, the Company also entered into a security agreement, pursuant to which the Company secured its obligations under the credit agreement with a first priority security interest in the securities, cash and other investment property held in specified accounts maintained by Merrill Lynch, Pierce, Fenner & Smith Incorporated, an affiliate of Bank of America.

     In March 2009, the Company and Bank of America amended the credit agreement to increase the amount which the Company may borrow under the credit agreement from $180.0 million to $250.0 million. As of March 31, 2009, there was $170.0 million in borrowings outstanding under the revolving credit facility. These amounts were borrowed in anticipation of funding the aquisition of Tepnel, which closed on April 8, 2009.
     On April 3, 2009, the Company borrowed an additional $70.0 million under its revolving credit facility with Bank of America, bringing the total principal amount outstanding under the credit facility to $240.0 million.
     In connection with the execution of the credit agreement with Bank of America, the Company terminated the commitments under its unsecured bank line of credit with Wells Fargo Bank, N.A., effective as of February 27, 2009. There were no amounts outstanding under the Wells Fargo Bank line of credit as of the termination date.
Note 8 — Income tax
     The Company currently estimates that its annual effective tax rate for 2009 will be approximately 32% to 36%, compared to the prior year effective tax rate of approximately 34%. The Company’s tax rate may vary from this estimated range as the Company evaluates the impact the acquisition of Tepnel will have on its effective tax rate.
     As of March 31, 2009, the Company had total gross unrecognized tax benefits of $6.2 million. The amount of unrecognized tax benefits (net of the federal benefit for state taxes) that would favorably affect the Company’s effective income tax rate, if recognized, was $4.7 million. Material filings subject to future examination are the Company’s California returns filed for the 2005 through 2007 tax years, and the U.S. federal returns filed for the 2006 and 2007 tax years.

Note 9 — Stockholders’ equity
     Changes in stockholders’ equity for the three months ended March 31, 2009 were as follows (in thousands):

Balance at December 31, 2008	$813,760
Net income	25,747
Other comprehensive income, net	2,364
Proceeds from the issuance of common stock	534
Purchases of common stock by board members	45
Repurchase and retirement of common stock	(35,627)
Repurchase and retirement of restricted stock for payment of taxes	(34)
Stock-based compensation	5,715
Stock-based compensation income tax benefits	127

Balance at March 31, 2009	$812,631

Comprehensive income
     In accordance with SFAS No. 130, “Reporting Comprehensive Income,” all components of comprehensive income, including net income, are reported in the consolidated financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income and other comprehensive income, which includes certain changes in stockholders’ equity, such as foreign currency translation of the Company’s wholly owned subsidiaries’ financial statements and unrealized gains and losses on their available-for-sale securities, are reported, net of their related tax effect, to arrive at comprehensive income.
     Components of comprehensive income, net of income tax, were as follows (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Net income	$25,747	$31,945

Change in net unrealized gain on available-for-sale-securities	2,424	1,278
Foreign currency translation adjustment	(60)	92

Other comprehensive income, net	2,364	1,370

Comprehensive income	$28,111	$33,315

Stock options
     A summary of the Company’s stock option activity for all option plans is as follows (in thousands, except price per share data and number of years):

			Weighted
			Average
			Remaining	Aggregate
	Number of	Weighted Average	Contractual	Intrinsic
	Shares	Exercise Price	Life (Years)	Value
Outstanding at December 31, 2008	5,657	$44.12
Granted	97	40.35
Exercised	(22)	23.96
Cancelled	(22)	56.81

Outstanding at March 31, 2009	5,710	$44.09	5.2	$39,671

Exercisable at March 31, 2009	3,727	$37.88	4.8	$38,623

Restricted Stock
     A summary of the Company’s restricted stock award activity is as follows (in thousands, except price per share data):

		Weighted
		Average
	Number	Grant-Date
	of Shares	Fair Value
Unvested at December 31, 2008	294	$57.51
Granted	1	43.23
Vested and exercised	(7)	49.32
Forfeited	—	—

Unvested at March 31, 2009	288	$57.67

Stock Repurchase Program
     In August 2008, the Company’s Board of Directors authorized the repurchase of up to $250.0 million of the Company’s common stock over the two years following adoption of the program, through negotiated or open market transactions. There is no minimum or maximum number of shares to be repurchased under the program. During the first quarter of 2009, the Company repurchased and retired approximately 874,800 shares under this program at an average price of $40.73, or $35.6 million in total. The Company has repurchased and retired approximately 2,580,000 shares under this program since its inception at an average price of $42.86, or approximately $110.6 million in total. When stock is repurchased and retired, the amount paid in excess of par value is recorded to additional paid-in capital.
Note 10 — Contingencies
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
Digene Corporation
     In December 2006, Digene Corporation (“Digene”) filed a demand for binding arbitration against F. Hoffmann-La Roche Ltd. and Roche Molecular Systems, Inc. (together, “Roche”) with the International Centre for Dispute Resolution of the American Arbitration Association in New York (“ICDR”). In July 2007, the ICDR arbitrators granted the Company’s petition to join the arbitration. Digene’s arbitration demand challenged the validity of the February 2005 supply and purchase agreement between the Company and Roche. Under the supply and purchase agreement, Roche manufactures and supplies the Company with human papillomavirus (“HPV”) oligonucleotide products. Digene’s demand asserted, among other things, that Roche materially breached a cross-license agreement between Roche and Digene by granting the Company an improper sublicense and sought a determination that the supply and purchase agreement is null and void.
     On April 1, 2009, a three-member arbitration panel from the ICDR issued an interim award rejecting all claims asserted by Digene in the arbitration proceeding brought by Digene against the Company and the Company’s co-respondents Roche. The interim award remains subject to further proceedings related to its implementation, including requests by the Company and Roche for reimbursement of attorneys’ fees and related expenses.

Note 11 — Derivative financial instruments
     The Company enters into foreign currency forward contracts to reduce its exposure to foreign currency fluctuations of certain assets and liabilities denominated in foreign currencies. These forward contracts have a maturity of approximately 30 days and have not been designated as hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activity.” Accordingly, these instruments are marked to market at each balance sheet date with changes in fair value recognized in earnings under the caption “other income/(expense).” During the three months ended March 31, 2009, realized gains and losses on these foreign currency forward contracts were not material.
     The Company also adopted SFAS No. 161 effective January 1, 2009. SFAS No. 161 requires enhanced disclosures about how derivative and hedging activities affect the Company’s financial position, financial performance and cash flows.
     The following is a summary of the Company’s assets and liabilities related to foreign currency forward contracts as of March 31, 2009 (in thousands):

Derivatives not designated as hedging instruments under SFAS No. 133:	Balance sheet location	March 31, 2009
Foreign currency forward contracts	Other current assets	$9
	Other accrued expenses	(272)

		$(263)

Note 12 — Subsequent events
Acquisition of Tepnel Life Sciences plc
     On April 8, 2009, the Company completed its acquisition of Tepnel Life Sciences plc, a company registered in England and Wales. The acquisition was consummated pursuant to a court-sanctioned scheme of arrangement under Part 26 of the UK Companies Act 2006 (the “Scheme”). Pursuant to the Scheme, on the closing date of the acquisition Tepnel became a wholly owned subsidiary of the Company.
     Upon consummation of the acquisition, each issued ordinary share of Tepnel was cancelled and converted into the right to receive 27.1 pence in cash, or approximately $0.40 in cash based on the exchange rate of £1 to $1.48 as of the closing date. In connection with the acquisition, the holders of issued and outstanding Tepnel capital stock, options and warrants received total net cash of approximately £92.8 million, or approximately $137.1 million based on the exchange rate of £1 to $1.48 as of the closing date. The Company is obligated to pay the purchase price in British pounds.
     The acquisition was financed through amounts borrowed by the Company under a senior secured revolving credit facility established between the Company and Bank of America. In accordance with SFAS No. 141(R), approximately $1.6 million of costs associated with the Company’s acquisition of Tepnel have been included in general and administrative expenses for the first quarter of 2009.
Amended Collaboration Agreement with DiagnoCure Inc.
     On April 29, 2009, the Company and DiagnoCure, Inc. ("DiagnoCure") entered into an amendment (the "Amendment") to the License, Development and Cooperation Agreement originally signed by the parties on November 19, 2003 (the "Agreement"). Under the Agreement, the Company acquired exclusive worldwide diagnostic rights to the PCA3 gene (the "PCA3 Patent Rights"). Pursuant to the Amendment, the Company's exclusive license in the United States to the PCA3 Patent Rights under the Agreement will be converted into a co-exclusive license (with DiagnoCure) in the United States under certain conditions, including the Company's failure to timely file an application with the FDA for regulatory approval of a PCA3 assay in the United States.
     Pursuant to the Amendment, the Company has agreed to use its commercially reasonable efforts to obtain FDA approval of specified PCA3 assays and to file an application with the FDA for regulatory approval of a PCA3 assay in the United States by a specified date. In addition, the Company has agreed to make annual payments of $0.5 million to DiagnoCure until specific milestones are met. Half of the annual payments may be applied by the Company against future royalties due and payable to DiagnoCure under the Agreement.
     The Company has also agreed to pay $5.0 million to purchase 4.9 million shares of newly issued DiagnoCure preferred stock, which shall be convertible, in whole or in part at the Company's election, into DiagnoCure common stock on a one-to-one basis. The preferred stock will have a liquidation preference upon the occurrence of certain events, which will be secured by certain intellectual property collateral. DiagnoCure will have the right to convert the preferred stock into common stock under certain circumstances and may redeem the preferred stock at any time prior to conversion at a specified price.

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
     The following information should be read in conjunction with our March 31, 2009 consolidated financial statements and related notes included elsewhere in this quarterly report and with our consolidated financial statements and related notes for the year ended December 31, 2008 and the related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2008. We also urge you to review and consider our disclosures describing various risks that may affect our business, which are set forth under the heading “Risk Factors” in this quarterly report and in our Annual Report on Form 10-K for the year ended December 31, 2008.
Overview
     We are a global leader in the development, manufacture and marketing of rapid, accurate and cost-effective nucleic acid probe-based products used for the clinical diagnosis of human diseases and for screening donated human blood. We also develop and manufacture nucleic acid probe-based products for the detection of harmful organisms in the environment and in industrial processes. We have over 25 years of research and development experience in nucleic acid detection, and our products, which are based on our patented nucleic acid testing, or NAT, technology, are used daily in clinical laboratories and blood collection centers throughout the world.
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

Recent Events
     Financial Results
     Product sales for the first quarter of 2009 were $112.5 million, compared to $101.5 million in the same period of the prior year, an increase of 11%. Total revenues for the first quarter of 2009 were $116.2 million, compared to $122.6 million in the same period of the prior year, a decrease of 5%. Net income for the first quarter of 2009 was $25.7 million ($0.48 per diluted share), compared to $31.9 million ($0.58 per diluted share) in the same period of the prior year, a decrease of 19%. Total revenues and net income declined in the first quarter of 2009 due to non-recurring royalty and license revenue recorded in the prior year period. Specifically, we received $16.4 million of revenue from Bayer Corporation, or Bayer, in the first quarter of 2008 representing the third and final payment due to us in connection with the settlement of the companies’ patent infringement litigation.
     Acquisition of Tepnel Life Sciences plc
     In April 2009, we completed the acquisition of Tepnel Life Sciences plc, or Tepnel, a company registered in England and Wales, for approximately $137.1 million (based on the then applicable exchange rate). We believe the acquisition of Tepnel will provide us access to growth opportunities in transplant diagnostics, genetic testing and pharmaceutical services, as well as accelerate our ongoing strategic efforts to strengthen our marketing and sales, distribution and manufacturing capabilities in the European molecular diagnostics market.
     Stock Repurchase Program
     In August 2008, our Board of Directors authorized the repurchase of up to $250.0 million of our common stock over the two years following adoption of the program, through negotiated or open market transactions. There is no minimum or maximum number of shares to be repurchased under the program. As of March 31, 2009, we have repurchased and retired approximately 2,580,000 shares under this program at an average price of $42.86, or approximately $110.6 million in total.
     Corporate Collaboration with Novartis
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
     The 1998 Agreement provided that we were solely responsible for manufacturing costs incurred in connection with the collaboration, while Novartis was responsible for sales and marketing expenses associated with the collaboration. Amendment No. 11 provides that, effective January 1, 2009, we will recover 50% of our costs of goods sold incurred in connection with the collaboration. In addition, we will receive a percentage of the blood screening assay revenue generated under the collaboration, as described below.
     The 1998 Agreement provided that we share revenue from the sale of blood screening assays under the collaboration with Novartis. Under the terms of the 1998 Agreement, as previously amended, our share of revenue from any assay that included a test for HCV was 45.75%. Amendment No. 11 modifies our share of such revenues, initially reducing it to 44% in 2009. Our share of blood screening assay revenue increases in subsequent years as follows: 2010-2011, 46%; 2012-2013, 47%; 2014, 48%; and 2015, 50%. Our share of blood screening assay revenue is fixed at 50% from January 1, 2015 though the remainder of the amended term of the agreement. Under Amendment No. 11, our share of blood screening assay revenue from any assay that does not test for HCV remains at 50%. Amendment No. 11 also provides that Novartis will reduce the amount of time between product sales and payment of our share of blood screening assay revenue from 45 days to 30 days. This reduction in reporting time allowed us to eliminate one month of the reporting lag for net revenues resulting in an $8.2 million one-time benefit in the first quarter of 2009.
     As part of Amendment No. 11, Novartis has agreed to provide certain funding to customize our Panther instrument, a fully automated molecular testing platform now in development, for use in the blood screening market. Novartis has also agreed to pay us a milestone payment upon the first commercial sale of the Panther instrument. The parties will equally share any profit attributable to Novartis’ sale or lease of Panther instruments under the collaboration. The parties have also agreed to evaluate, using our technologies, the development of companion diagnostics for current or future Novartis medicines. Novartis has agreed to provide us with certain funding in support of initial research and development.

     Credit Agreement
     In February 2009, we entered into a credit agreement with Bank of America, N.A., or Bank of America, which provided for a one-year senior secured revolving credit facility in an amount of up to $180.0 million that is subject to a borrowing base formula. The revolving credit facility has a sub-limit for the issuance of letters of credit in a face amount of up to $10.0 million. Advances under the revolving credit facility are intended to be used to consummate our acquisition of Tepnel and for other general corporate purposes. In March 2009, we borrowed $170.0 million under the revolving credit facility and used approximately $137.1 million to fund our acquisition of Tepnel in April 2009. At our option, loans accrue interest at a per annum rate based on, either: the base rate (the base rate is defined as the greatest of (i) the federal funds rate plus a margin equal to 0.50%, (ii) Bank of America’s prime rate and (iii) LIBOR plus a margin equal to 1.00%); or LIBOR plus a margin equal to 0.60%, in each case for interest periods of 1, 2, 3 or 6 months as selected by us. In connection with the credit agreement, we also entered into a security agreement, pursuant to which we secured our obligations under the credit agreement with a first priority security interest in the securities, cash and other investment property held in specified accounts maintained by Merrill Lynch, Pierce, Fenner & Smith Incorporated, an affiliate of Bank of America.
     In March 2009, we and Bank of America amended the credit agreement to increase the amount which we may borrow from time to time under the credit agreement from $180.0 million to $250.0 million. In April 2009, we borrowed an additional $70.0 million under the revolving credit facility bringing the total principal amount outstanding under the credit facility to $240.0 million.
     In connection with the execution of the credit agreement with Bank of America, we terminated the commitments under our unsecured bank line of credit with Wells Fargo Bank, N.A., effective as of February 27, 2009. There were no amounts outstanding under the Wells line of credit as of the termination date.
Critical accounting policies and estimates
     Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, the collectability of accounts receivable, and the valuation of the following: stock-based compensation, marketable securities, equity investments in privately held companies, income tax, liabilities associated with employee benefit costs, inventories, goodwill and long-lived assets, including patent costs, capitalized software and licenses and manufacturing access fees. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, which form the basis for making judgments about the carrying values of assets and liabilities. Senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of our Board of Directors. Actual results may differ from these estimates.
     We believe there have been no significant changes during the first quarter of 2009 to the items that we disclosed as our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2008, except for the items discussed below.
     Marketable securities
     The primary objectives for our marketable security investment portfolio are liquidity and safety of principal. Investments are made with the objective of achieving the highest rate of return consistent with these two objectives. Our investment policy limits investments to certain types of debt and money market instruments issued by institutions primarily with investment grade credit ratings and places restrictions on maturities and concentration by type and issuer.
     We periodically review our available-for-sale securities for other than temporary declines in fair value below the cost basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When assessing marketable securities for other-than-temporary declines in value, we consider factors including: the significance of the decline in value compared to the cost basis, the underlying factors contributing to a decline in the prices of securities in a single asset class, how long the market value of the investment has been less than its cost basis, any market conditions that impact liquidity, the views of external investment managers, any news or financial information that has been released specific to the investee and the outlook for the overall industry in which the investee operates.
     We do not consider our investments in municipal securities with a current unrealized loss position to be other-than-temporarily impaired at March 31, 2009 since we do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost. However, those investments with a contractual maturity of greater than 12 months and that are in an unrealized loss position deemed to be temporary at March 31, 2009 have been classified as non-current marketable securities.

     Adoption of recent accounting pronouncements
     EITF Issue No. 07-1
     Effective January 1, 2009, we adopted Emerging Issues Task Force, or EITF, Issue No. 07-1, “Accounting for Collaborative Agreements Related to the Development and Commercialization of Intellectual Property.” EITF Issue No. 07-1 defines collaborative agreements as a contractual arrangement in which the parties are active participants to the arrangement and are exposed to the significant risks and rewards that are dependent on the ultimate commercial success of the endeavor. Additionally, it requires that revenue generated and costs incurred on sales to third parties as it relates to a collaborative agreement be recognized as gross or net based on EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” Essentially, this requires the party that is identified as the principal participant in a transaction to record the transaction on a gross basis in its financial statements. It also requires payments between participants to be accounted for in accordance with already existing generally accepted accounting principles, unless none exist, in which case a reasonable, rational, consistent method should be used. The adoption did not have a material impact on our financial statements, as all agreements were in compliance with this standard prior to adoption.
     SFAS No. 141(R)
     Effective January 1, 2009, we adopted Statement of Financial Accounting Standards, or SFAS, No. 141(R), “Business Combinations.” SFAS No. 141(R) changes the requirements for an acquirer’s recognition and measurement of the assets acquired and liabilities assumed in a business combination, including the treatment of contingent consideration, pre-acquisition contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under SFAS No. 141(R), changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. We are currently evaluating the impact of this statement on future operations, changes in estimates and unrecognized tax benefits and liabilities as a result of recent business combination transactions.
     SFAS No. 160
     Effective January 1, 2009, we adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements (an amendment of Accounting Research Bulletin No. 51).” SFAS No. 160 requires that noncontrolling (minority) interests be reported as a component of equity, that net income attributable to the parent and to the non-controlling interest be separately identified in the income statement, that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and that any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value. As of March 31, 2009, we do not have any consolidated subsidiaries in which there is a noncontrolling interest, and therefore adoption of this statement did not have an impact on our consolidated financial statements.
     SFAS No. 161
     Effective January 1, 2009, we adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” SFAS No. 161 requires enhanced disclosures regarding derivatives and hedging activities, including: (a) the manner in which an entity uses derivative instruments; (b) the manner in which derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities;” and (c) the effect of derivative instruments and related hedged items on an entity’s financial position, financial performance, and cash flows. As this statement relates specifically to disclosures, there was no impact on our consolidated financial statements as a result of adoption.

Results of Operations

(Dollars in millions)	Three Months Ended March 31,
	2009	2008	$ Change	% Change
Product Sales	$112.5	$101.5	$11.0	11%

As a percent of total revenues	97%	83%

     Our primary source of revenue comes from product sales, which consist primarily of the sale of clinical diagnostic and blood screening products in the United States. Our clinical diagnostic products include our APTIMA, PACE, AccuProbe and Amplified Mycobacterium Tuberculosis Direct Test product lines. The principal customers for our clinical diagnostics products include reference laboratories, public health institutions and hospitals. The blood screening assays and instruments we manufacture are marketed worldwide through our collaboration with Novartis under the Procleix and Ultrio trademarks.
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
     Product sales increased 11% in the first quarter of 2009, compared to the same period of the prior year. The $11.0 million increase was primarily attributed to:
•	an increase of $7.4 million due to higher APTIMA assay sales, and

•	an increase of $7.1 million due to higher blood screening assay sales, partially offset by

•	a decrease of $2.8 million in instrumentation sales, and

•	a decrease of $1.5 million in PACE product sales.
     Diagnostic product sales, including assay, instrument, and ancillary sales, represented $59.6 million, or 53% of product sales, in the first quarter of 2009, compared to $52.5 million, or 52% of product sales, in the first quarter of 2008, an increase of 14%. This $7.1 million increase was primarily driven by volume gains in our APTIMA product line as the result of PACE conversions; market share gains we attribute to the superior clinical performance of our assays; and the availability of our fully automated TIGRIS instrument. Overall APTIMA growth was partially offset by a $1.5 million decrease in our PACE product sales as customers continue to convert to the more sensitive amplified APTIMA product line. In general, the price of our amplified APTIMA test is twice that of our non-amplified PACE product, thus the conversion from PACE to APTIMA drives an overall increase in product sales even if underlying testing volumes remain the same. Diagnostic product sales were negatively impacted by $1.4 million in unfavorable foreign exchange rate impacts due to a stronger United States dollar in the first quarter of 2009.
     Blood screening related sales, including assay, instrument, and ancillary sales, represented $52.9 million, or 47% of product sales, in the first quarter of 2009, compared to $49.0 million, or 48% of product sales, in the first quarter of 2008, an increase of 8%. This $3.9 million increase was principally attributed to a one-time favorable impact of approximately $8.2 million based upon the amended terms of our collaboration agreement with Novartis, which allowed us to recognize an additional month of our share of net blood screening donation revenues. Growth in blood screening was negatively impacted by $2.9 million in unfavorable foreign exchange rate impacts due to a stronger United States dollar, a decrease of $2.8 million in instrumentation sales, and a decrease of $0.4 million in sales of instrument ancillaries. Our share of blood screening revenues is based upon sales of assays by Novartis, on blood donation levels and the related price per donation.

(Dollars in millions)	Three Months Ended March 31,
	2009	2008	$ Change	% Change
Collaborative Research Revenue	$1.7	$2.5	$(0.8)	(32)%

As a percent of total revenues	1%	2%

     We recognize collaborative research revenue over the term of various collaboration agreements, as negotiated monthly contracted amounts are earned, in relative proportion to the performance required under the contracts, or as reimbursable costs are incurred related to those agreements. Non-refundable license fees are recognized over the related performance period or at the time that we have satisfied all performance obligations. Milestone payments are recognized as revenue upon the achievement of specified milestones. In addition, we record as collaborative research revenue shipments of blood screening products in the United States and other countries in which the products have not received regulatory approval. This is done because restrictions apply to these products prior to FDA marketing approval in the United States and similar approvals in foreign countries.
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
     Collaborative research revenue decreased 32% in the first quarter of 2009, compared to the same period of the prior year. The $0.8 million decrease was primarily due to:
•	a decrease of $0.8 million in reimbursement from 3M Corporation, or 3M, related to our healthcare-associated infection collaboration which was discontinued in June 2008, and

•
a net decrease of $0.2 million in reimbursement from Novartis for shared development expenses, comprised of $1.1 million in lower billings related to the development of the Procleix Ultrio assay, partially offset by the recognition of $0.5 million in previously deferred revenue for Novartis projects and $0.3 million in increased billings related to new projects for Dengue, the Panther instrument and software development, partially offset by

•	an increase of $0.3 million of funded development for products associated with our collaboration with Millipore.
     Collaborative research revenue tends to fluctuate based on the amount of research services performed, the status of projects under collaboration and the achievement of milestones. Due to the nature of our collaborative research revenue, results in any one period are not necessarily indicative of results to be achieved in the future. Our ability to generate additional collaborative research revenue depends, in part, on our ability to initiate and maintain relationships with potential and current collaborative partners and the advancement of related collaborative research and development. These relationships may not be established or maintained and current collaborative research revenue may decline.

(Dollars in millions)	Three Months Ended March 31,
	2009	2008	$ Change	% Change
Royalty and License Revenue	$2.0	$18.6	$(16.6)	(89)%

As a percent of total revenues	2%	15%

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
     Royalty and license revenue decreased 89% in the first quarter of 2009 compared to the same period of the prior year. The $16.6 million decrease was primarily due to the $16.4 million settlement payment received from Bayer during the first quarter of 2008. Bayer has now paid all amounts due to us under our settlement agreement, and thus these payments will not recur in future periods.

     Royalty and license revenue may fluctuate based on the nature of the related agreements and the timing of receipt of license fees. Results in any one period are not necessarily indicative of results to be achieved in the future. In addition, our ability to generate additional royalty and license revenue will depend, in part, on our ability to market and commercialize our technologies. We may not be able to do so and future royalty and license revenue may decline.

(Dollars in millions)	Three Months Ended March 31,
	2009	2008	$ Change	% Change
Cost of Product Sales	$33.3	$32.6	$0.7	2%

Gross profit margin as a percent of product sales	70%	68%

     Cost of product sales includes direct material, direct labor, and manufacturing overhead associated with the production of inventories. Other components of cost of product sales include royalties, warranty costs, instrument and software amortization and allowances for scrap.
     In addition, we manufacture significant quantities of materials, development lots, and clinical trial lots of product prior to receiving approval from the United States Food and Drug Administration, or FDA, for commercial sale. The majority of costs associated with development lots are classified as research and development, or R&D, expense. The portion of a development lot that is manufactured for commercial sale outside the United States is capitalized to inventory and classified as cost of product sales upon shipment.
     Our blood screening manufacturing facility has operated, and we expect that it will continue to operate for the foreseeable future, below its potential capacity. A portion of this available capacity is utilized for R&D activities as new product offerings are developed for commercialization. As a result, certain operating costs of our blood screening manufacturing facility, together with other manufacturing costs for the production of pre-commercial development lot assays that are delivered under the terms of an Investigational New Drug, or IND, application, are classified as R&D expense prior to FDA approval.
     Cost of sales increased 2% in the first quarter of 2009, compared to the same period of the prior year. The $0.7 million increase was primarily due to the following:
•	an increase of $1.8 million attributed to unfavorable manufacturing variances, primarily related to changes in production volumes,

•	an increase of $1.0 million related to increased APTIMA sales volume, and

•	an increase of $0.8 million related to net increases in inventory valuation allowances, partially offset by

•	a decrease of $2.8 million attributed to lower instrument sales and instrument related costs.
     Our gross profit margin as a percentage of product sales increased to 70% in the first quarter of 2009 from 68% during the same period of 2008. The increase in gross profit margin percentage was principally attributed to the following:
•	an increase in revenue received from Novartis as a result of the amended collaboration agreement, and

•	an increase in APTIMA sales, partially offset by

•	an increase in cost of sales from unfavorable changes in production volumes, and

•	a decrease in instrument sales and instrument-related costs, which have lower margins.
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
     A portion of our blood screening revenues is attributable to sales of TIGRIS instruments to Novartis, which totaled $1.0 million and $4.1 million during the first quarter of 2009 and 2008, respectively. Under our collaboration agreement with Novartis, we sell TIGRIS instruments to them at prices that approximate cost and share in profits of end-user sales in the United States. These instrument sales, therefore, negatively impact our gross margin percentage in the periods when they occur, but are a necessary precursor to increased sales of blood screening assays in the future.

     We believe certain blood screening markets are trending from pooled testing of large numbers of donor samples to smaller pool sizes. A greater number of tests will be required in markets where smaller pool sizes are required. The greater number of tests required for smaller pool sizes will increase our variable manufacturing costs, including costs of raw materials and labor. In 2008, we were responsible for 100% of the cost of goods sold pursuant to our collaboration agreement with Novartis. Effective January 1, 2009, our amended collaboration agreement with Novartis provides that we will recover 50% of certain manufacturing costs incurred in connection with the collaboration. If the price per donor or total sales volume does not increase in line with the increase in our total variable manufacturing costs, our gross profit margin percentage from sales of blood screening assays will decrease upon adoption of smaller pool sizes. We have already observed this trend with respect to certain sales internationally. We are not able to predict accurately the ultimate extent to which our gross profit margin percentage will be negatively affected as a result of smaller pool sizes, because we do not know the ultimate selling price that Novartis will charge to the end user or the degree to which smaller pool size testing will be adopted across the markets in which we sell our products.

(Dollars in millions)	Three Months Ended March 31,
	2009	2008	$ Change	% Change
Research and Development	$25.0	$23.1	$1.9	8%

As a percent of total revenues	22%	19%

     We invest significantly in R&D as part of our ongoing efforts to develop new products and technologies. Our R&D expenses include the development of proprietary products and instrument platforms, as well as expenses related to the development of new products and technologies in collaboration with our partners. R&D spending is dependent on the status of projects under development and may vary substantially between quarterly or annual reporting periods. We expect to incur additional costs associated with our research and development activities. The additional costs include the development and validation activities for our PCA3 and HPV assays, development of our Panther instrument, our fully automated system for low and mid-volume laboratories, assay integration activities for Panther, development and validation of assays for blood screening and industrial applications, and ongoing research and early stage development activities. Although total R&D expenditures may increase over time, we expect that our R&D expenses as a percentage of total revenues will decline in future years.
     R&D expenses increased 8% in the first quarter of 2009, compared to the same period of the prior year. The $1.9 million increase was primarily due to the following:
•	an increase of $2.8 million for clinical evaluations and outside services associated with our HPV clinical trials, partially offset by

•	a decrease of $0.6 million in development lot activity, primarily related to the timing of our HPV diagnostic product development activities, and

•
a decrease of $0.6 million in depreciation and amortization in R&D. Beginning in June 2008, the remaining unamortized balance related to our manufacturing access fees paid to Roche is being amortized to cost of product sales.

(Dollars in millions)	Three Months Ended March 31,
	2009	2008	$ Change	% Change
Marketing and Sales	$11.1	$11.9	$(0.8)	(7)%

As a percent of total revenues	10%	10%

     Our marketing and sales expenses include salaries and other personnel-related expenses, promotional expenses, and outside services.

     Marketing and sales expenses decreased 7% in the first quarter of 2009, compared to the same period of the prior year. The $0.8 million decrease was primarily due to higher spending in the first quarter of 2008 for marketing studies and promotional activities related to our HPV and PCA3 products in the European Union.

(Dollars in millions)	Three Months Ended March 31,
	2009	2008	$ Change	% Change
General and Administrative	$13.8	$11.9	$1.9	16%

As a percent of total revenues	12%	10%

     Our general and administrative, or G&A, expenses include expenses for finance, legal, strategic planning and business development, public relations and human resources.
     General and administrative expenses increased 16% in the first quarter of 2009, compared to the same period of the prior year. The $1.9 million increase was primarily due to the following:
•	an increase of $1.6 million in expenses related to the acquisition of Tepnel,

•	an increase of $0.2 million for relocation and recruitment fees,

•	an increase of $0.3 million in salaries and wages expense, and

•	an increase of $0.1 million in bad debt expense, partially offset by

•	a decrease of $0.4 million in non-Tepnel related business development costs in the prior year period.

(Dollars in millions)	Three Months Ended March 31,
	2009	2008	$ Change	% Change
Interest income	$4.9	$4.2	$0.7	17%
Interest expense	(0.2)	—	(0.2)	N/M
Other income / (expense)	(0.1)	1.5	(1.6)	(107)%

Total other income, net	$4.6	$5.7	$(1.1)	(19)%

     The $0.7 million increase in interest income during the first quarter of 2009, compared to the same period of the prior year, primarily resulted from realized gains on the sale of marketable securities. The $0.2 million increase in interest expense is associated with borrowings under our credit facility with Bank of America. The $1.6 million net decrease in other income and expense was primarily due to a $1.6 million gain in the first quarter of 2008 resulting from the sale of our equity interest in Molecular Profiling Institute, Inc.

(Dollars in millions)	Three Months Ended March 31,
	2009	2008	$ Change	% Change
Income Tax Expense	$11.8	$16.8	$(5.0)	(30)%

As a percent of income before tax	31%	34%

     Income tax expense decreased by 30% in the first quarter of 2009, compared to the same period of the prior year. The $5.0 million decrease in our income tax expense was largely due to the following:
•	a decrease of $11.1 million in earnings before income taxes,

•	the expiration of a federal research tax credit in the first quarter of 2008, and

•	the adjustment to our 2007 and 2008 manufacturer’s deduction in the first quarter of 2009 as a result of recently issued IRS guidance, partially offset by

•	the overall increase of our research spending particularly in clinical evaluations and outside services during the first quarter of 2009.
     We estimate that our annual effective tax rate for 2009 will be approximately 32% to 36%, compared to the prior year effective tax rate of approximately 34%. Our tax rate may vary from this estimated range as we evaluate the impact our acquisition of Tepnel will have on our effective tax rate.

Liquidity and capital resources

	March 31,	December 31,
	2009	2008
	(In thousands)
Cash, cash equivalents and current marketable securities	$652,590	$431,398
Working capital	546,121	506,457
Current ratio	3:1	12:1
     Our working capital at March 31, 2009 decreased $34.1 million from December 31, 2008 primarily due to the current liability created by our credit facility with Bank of America, which was partially offset by the subsequent drawdown on that facility as an increase to cash. Also contributing to the decrease in working capital, was the classification of available-for-sale securities with a contractual maturity greater than 12 months and in an unrealized loss position at March 31, 2009 as non-current marketable securities.
     The primary objectives of our investment policy are liquidity and safety of principal. Consistent with these objectives, investments are made with the goal of achieving the highest rate of return. The policy places emphasis on securities of high credit quality, with restrictions placed on maturities and concentration by security type and issue.
     Our available-for-sale securities include tax advantaged municipal securities with a minimum Moody’s credit rating of A3 and a minimum Standard & Poor’s credit rating of A-. As of March 31, 2009, we did not hold auction rate securities and have never held any such securities. Our investment policy limits the effective maturity on individual securities to six years and an average portfolio maturity to three years. At March 31, 2009, our portfolios had an average term of three years and an average credit quality of AA2 as defined by Moody’s.

	Three Months Ended March 31,
	2009	2008	$ Change
	(In thousands)
Cash provided by (used in):
Operating activities	$52,018	$67,520	$(15,502)
Investing activities	39,141	(100,308)	139,449
Financing activities	135,000	3,131	131,869
Purchases of property, plant and equipment (included in investing activities above)	(7,525)	(20,033)	(12,508)
     Our primary source of liquidity has been cash from operations, which includes the collection of accounts and other receivables related to product sales, collaborative research agreements, and royalty and license fees, as well as our recently established credit facility with Bank of America, described above under “Recent Events.” Our primary short-term cash needs, which are subject to change, include continued R&D spending to support new products, costs related to commercialization of products and purchases of instrument systems, primarily TIGRIS, for placement with our customers. In addition, we may use cash to continue the repurchase of our common stock under our stock repurchase program, as well as for strategic purchases which may include the acquisition of businesses and/or technologies complementary to our business. Certain R&D costs may be funded under collaboration agreements with our collaboration partners.
     Operating Activities
     The $15.5 million decrease in net cash provided by operating activities during the first quarter of 2009, compared to the same period in 2008, was primarily due to the following:
•	a decrease of $6.2 million in net income, primarily attributed to a $16.4 million settlement payment received from Bayer in the first quarter of 2008,

•	a decrease of $5.0 million in income tax payable largely due to lower pre-tax income, and

•	a decrease of $4.0 million in inventories, and a $3.4 million decrease in accounts payable primarily due to decreased inventory levels and timing of payments, partially offset by

•	an increase of $4.6 million in accounts receivable due to an increase in sales and the timing of collections.

     Investing Activities
     The $139.4 million increase in net cash provided by investing activities during the first quarter of 2009, compared to the same period in 2008, was principally attributed to the following:
•	an increase of $131.1 million in the sale (net of purchases) of marketable securities, and

•	a decrease of $12.5 million in the purchase of property, plant, and equipment, partially offset by

•
a decrease of $4.1 million due to one-time proceeds received in the first quarter of 2008 for our equity interest in Molecular Profiling Institute, Inc. as a result of its acquisition by Caris Diagnostics.

     Financing Activities
     The $131.9 million increase in net cash provided by financing activities during the first quarter of 2009, compared to the same period in 2008, was principally attributed to the following:
•	an increase of $170.0 million in borrowings under our credit facility, partially offset by

•	a decrease of $35.6 million for cash used to repurchase and retire 874,800 shares of our common stock under our stock repurchase program, and

•	a $2.5 million decrease in proceeds from the issuance of common stock.
     We receive cash from the exercise of employee stock options and proceeds from the sale of common stock pursuant to our Employee Stock Purchase Plan. We expect fluctuations to occur throughout the year, as the amount and frequency of stock-related transactions are dependent upon the market performance of our common stock, along with other factors.
     We believe that our available cash balances, anticipated cash flows from operations, proceeds from stock option exercises and borrowings under our revolving credit facility will be sufficient to satisfy our operating needs for the foreseeable future. However, we operate in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, we may in the future be required to raise additional funds through the sale of equity or debt securities or from additional credit facilities. Additional capital, if needed, may not be available on satisfactory terms, if at all. Further, debt financing may subject us to covenants restricting our operations.
     We may from time to time consider the acquisition of businesses and/or technologies complementary to our business. We could require additional equity or debt financing if we were to engage in a material acquisition in the future.
     Contractual obligations and commercial commitments
     Our contractual obligations due as of March 31, 2009 were as follows (in thousands):

		Less than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Material purchase commitments(1)	$40,978	$26,489	$14,489	$—	$—
Collaborative commitments(2)	4,763	1,307	1,899	250	1,307
Minimum royalty commitments(3)	1,400	175	525	350	350
Deferred employee compensation(4)	2,882	910	973	658	341

Total(5)	$50,023	$28,881	$17,886	$1,258	$1,998

(1)
Amounts represent our minimum purchase commitments from key vendors for the TIGRIS and Panther instruments, as well as raw materials used in manufacturing. Of the $41.0 million total, $35.6 million is expected to be used to purchase TIGRIS instruments, of which we anticipate that approximately $18.4 million of instruments will be sold to Novartis. Not included in the $41.0 million is $9.6 million expected to be used to purchase validation, pre-production and production instruments, and associated tooling, pursuant to our development agreement with Stratec Biomedical Systems AG, or Stratec, for the Panther instrument, as well as potential minimum purchase commitments under our supply agreement with Stratec. Our obligations under the supply agreement are contingent on successful completion of all activities under the development agreement with Stratec.

(2)
In addition to the minimum payments due under our collaborative agreements, we may be required to pay up to $12.2 million in milestone payments, plus royalties on net sales of any products using specified technology. We may also be required to pay up to $5.2 million in future development costs in the form of milestone payments.

(3)
Amounts represent our minimum royalties due on the net sales of products incorporating licensed technology and subject to a minimum annual royalty payment. During the first quarter of 2009, we recorded $1.6 million in royalty costs related to our various license agreements.

(4)
We have liabilities for deferred employee compensation which totaled $4.3 million at March 31, 2009. These liabilities are typically dependent upon when certain key employees retire or otherwise leave the Company. Of the total $4.3 million liability, $1.4 million was not included in the table above as we cannot reasonably predict when these events may occur. Total liabilities for deferred employee compensation are partially offset by deferred compensation assets, which totaled $4.1 million at March 31, 2009.

(5)
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Interest Rate Risk
     Our exposure to market risk for changes in interest rates relates primarily to interest earned on our investment portfolio and the amount of interest payable on our one-year senior secured revolving credit facility with Bank of America. As of March 31, 2009, there was $170.0 million in borrowings outstanding under the revolving credit facility. At our option, loans accrue interest at a per annum rate based on, either: the base rate (the base rate is defined as the greatest of (i) the federal funds rate plus a margin equal to 0.50%, (ii) Bank of America’s prime rate and (iii) LIBOR plus a margin equal to 1.00%); or LIBOR plus a margin equal to 0.60%, in each case for interest periods of 1, 2, 3 or 6 months as selected by us. We do not believe that we are exposed to significant interest rate risk with respect to our credit facility based on our option to select the rate at which interest accrues under the credit facility, the short-term nature of the borrowings and our ability to pay off the outstanding balance in a timely manner if the applicable interest rate under the credit facility increases above the current interest rate yields on our investment portfolio. A 100 basis point increase or decrease in interest rates would increase or decrease our interest expense by approximately $1.7 million. Our risk associated with fluctuating interest income is limited to our investments in interest rate sensitive financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage this exposure to interest rate changes. We seek to ensure the safety and preservation of our invested principal by limiting default risk, market risk, and reinvestment risk. We mitigate default risk by investing in investment grade securities with an average portfolio maturity of less than three years. A 100 basis point increase or decrease in interest rates would increase or decrease our current investment balance by approximately $8.3 million. While changes in interest rates may affect the fair value of our investment portfolio, any gains or losses are not recognized in our consolidated statements of income until the investment is sold or if a reduction in fair value is determined to be an other-than-temporary impairment.
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
     Under our collaboration agreement with Novartis, a growing portion of blood screening product sales is from western European countries. As a result, our international blood screening product sales are affected by changes in the foreign currency exchange rates of those countries where Novartis’ business is conducted in Euros or other local currencies. Based on international blood screening product sales during the first quarter of 2009, a 10% movement of currency exchange rates would result in a blood screening product sales increase or decrease of approximately $6.5 million annually. Similarly, a 10% movement of currency exchange rates would result in a diagnostic product sales increase or decrease of approximately $2.2 million annually. Our exposure for both blood screening and diagnostic product sales is primarily in the United States dollar versus the Euro, British pound, Australian dollar, and Canadian dollar.
     Our total payables denominated in foreign currencies as of March 31, 2009 were not material. Our receivables by currency as of March 31, 2009 reflected in U.S. dollar equivalents were as follows (in thousands):

British pounds	$841
Canadian dollars	855
Danish Krone	364
Euro	1,013
Swiss Franc	16
U.S. dollars	32,717

Total gross trade accounts receivable	$35,806

     In order to reduce the effect of foreign currency fluctuations, we utilize foreign currency forward exchange contracts, or forward contracts, to hedge certain foreign currency transaction exposures. Specifically, we enter into forward contracts with a maturity of approximately 30 days to hedge against the foreign exchange exposure created by certain balances that are denominated in a currency other than the principal reporting currency of the entity recording the transaction. The forward contracts do not qualify for hedge accounting and, accordingly, all of these instruments are marked to market at each balance sheet date by a charge to earnings. The gains and losses on the forward contracts are meant to mitigate the gains and losses on these outstanding foreign currency transactions. We believe that these forward contracts do not subject us to undue risk due to foreign exchange movements because gains and losses on these contracts are generally offset by losses and gains on the underlying assets and liabilities. We do not use derivatives for trading or speculative purposes. Although the impact of currency fluctuations on our financial results has generally been immaterial in the past, there can be no guarantee the impact of currency fluctuations related to our intercompany revenues and expenses and other activities will not be material in the future.

     The following table provides information about our foreign currency forward contracts outstanding as of March 31, 2009 (in thousands, except contract rate):

	Weighted	Notional Value
	Average	of Forward	Market
Forward contracts to sell foreign currencies for U.S. Dollar:	Contract Rate	Contract	Value
Australian Dollar	1.44	$399	$1
Canadian Dollar	0.79	767	(6)
Euro	0.75	3,499	11
British Pound	0.70	1,098	3
Item 4. Controls and Procedures
     We maintain disclosure controls and procedures and internal controls that are designed to ensure that information required to be disclosed in our current and periodic reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures and internal controls, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
     As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2009.
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
     There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     A description of our material pending legal proceedings is disclosed in Note 10 — Contingencies, of the Notes to the Consolidated Financial Statements included in Item 1 of Part I of this report and is incorporated by reference herein. We are also engaged from time to time in other legal actions arising in the ordinary course of our business and believe that the ultimate outcome of these actions will not have a material adverse effect on our business, financial condition or results of operations. However, due to the uncertainties inherent in litigation, no assurance can be given as to the outcome of these proceedings. If any of these matters were resolved in a manner unfavorable to us, our business, financial condition and results of operations would be harmed.
Item 1A. Risk Factors
      Set forth below and elsewhere in this quarterly report on Form 10-Q, and in other documents we file with the SEC, are descriptions of risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. Because of the following factors, as well as other variables affecting our operating results, past financial performance should not be considered a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods. The risks and uncertainties described below are not the only ones facing us. Other events that we do not currently anticipate or that we currently deem immaterial also may affect our results of operations and financial condition. We have marked with an asterisk those risk factors that reflect substantive changes from the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2008. In addition, we have added a risk factor relating to our revolving credit facility.
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
     We rely on Novartis to distribute blood screening products we manufacture. Commercial product sales to Novartis accounted for 46% of our total revenues during the first quarter of 2009 and 44% of total revenues for 2008. As described above, Amendment No. 11 extends to June 30, 2025 the term of our blood screening collaboration with Novartis under the 1998 Agreement. The 1998 Agreement was previously scheduled to expire by its terms in 2013. The collaboration agreement can be terminated by either party prior to the expiration of its term if the other party materially breaches the collaboration agreement and does not cure the breach following 90 days’ notice, or if the other party becomes insolvent or declares bankruptcy.
     In July 2008, we were notified that certain blood screening assays manufactured by us for Novartis and sold outside of the United States might have been improperly stored at a Novartis third-party warehouse in Singapore. Following our established quality system, an investigation for product performance was initiated. In August 2008, we determined that, based on the results of our investigation to date, we could not fully assess the potential impact of these improper storage conditions on the ultimate performance of the product without conducting additional stability testing. As a result, we and Novartis agreed that products previously delivered to customers from this warehousing facility should be replaced and the appropriate field actions were initiated with customers and the regulatory authorities in the affected countries. While we did not incur charges in connection with this event, we devoted considerable time and attention to rectifying the issues resulting from the improper storage conditions and events such as this may harm our commercial reputation.
     Our agreement with Siemens, as assignee of Bayer, for the distribution of certain of our products will terminate in 2010. In November 2002, we initiated an arbitration proceeding against Bayer in connection with our clinical diagnostic collaboration. In August 2006, we entered into a settlement agreement with Bayer regarding this arbitration and the patent litigation between the parties. Under the terms of the settlement agreement, the parties submitted a stipulated final award adopting the arbitrator’s prior interim and supplemental awards, except that Bayer was no longer obligated to reimburse us $2.0 million for legal expenses previously awarded in the arbitrator’s June 5, 2005 interim award. The arbitrator determined that the collaboration agreement should be terminated, as we requested, except as to the qualitative HCV assays and as to quantitative Analyte Specific Reagents, or ASRs, for HCV. As Bayer’s assignee, Siemens retains the co-exclusive right to distribute the qualitative HCV tests and the exclusive right to distribute the quantitative HCV ASR. As a result of the termination of the collaboration agreement, we re-acquired the right to develop and market future viral assays that had been previously reserved for Siemens. The arbitrator’s March 3, 2006 supplemental award determined that we are not obligated to pay an initial license fee in connection with the sale of the qualitative HIV-1 and HCV assays and that we will be required to pay running sales royalties, at rates we believe are generally consistent with rates paid by other licensees of the relevant patents.
     We rely upon bioMérieux for distribution of certain of our products in most of Europe and Australia, Rebio Gen for distribution of certain of our products in Japan, and various independent distributors for distribution of our products in other regions. Distribution rights revert back to us upon termination of the distribution agreements. Our distribution agreement with Rebio Gen terminates on December 31, 2010, although it may terminate earlier under certain circumstances. Our distribution agreement with bioMérieux terminates in May 2012, although it may terminate earlier under certain circumstances.
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
     If any of our current collaboration agreements is terminated, or if we are unable to renew those collaborations on acceptable terms, we would be required to devote additional internal resources to product development or marketing or to terminate some development programs or seek alternative corporate collaborations. We may not be able to negotiate additional corporate collaborations on acceptable terms, if at all, and these collaborations may not be successful. In addition, in the event of a dispute under our current or any future collaboration agreements, such as those under our agreements with Novartis and Siemens, a court or arbitrator may not rule in our favor and our rights or obligations under an agreement subject to a dispute may be adversely affected, which may have an adverse effect on our business or operating results.
We may acquire other businesses or form collaborations, strategic alliances and joint ventures that could decrease our profitability, result in dilution to stockholders or cause us to incur debt or significant expense, and acquired companies or technologies could be difficult to integrate and could disrupt our business.*
     As part of our business strategy, we intend to pursue acquisitions of complementary businesses and enter into technology licensing arrangements. We also intend to pursue strategic alliances that leverage our core technology and industry experience to expand our product offerings and geographic presence. We have limited experience with respect to acquiring other companies. Any future acquisitions by us could result in large and immediate write-offs or the incurrence of debt and contingent liabilities, any of which could harm our operating results. Integration of an acquired company also may require management resources that otherwise would be available for ongoing development of our existing business. We may not identify or complete these transactions in a timely manner, on a cost-effective basis, or at all. For example, in July 2008 we withdrew our counterbid to acquire Innogenetics NV as a result of a higher offer made by Solvay Pharmaceuticals. Prior to withdrawing our bid, our management devoted substantial time and attention to the proposed transaction. Further, we nonetheless incurred related transaction costs, including legal, accounting and other fees.
     On April 8, 2009, we completed the acquisition of Tepnel, a company registered in England and Wales, for approximately $137.1 million (based on the then applicable exchange rate). We believe the Tepnel acquisition will provide us access to growth opportunities in transplant diagnostics, genetic testing and pharmaceutical services, as well as accelerate our ongoing strategic efforts to strengthen our marketing and sales, distribution and manufacturing capabilities in the European molecular diagnostics market. These expectations are based upon numerous assumptions that are subject to risks and uncertainties that could deviate materially from our estimates, and could adversely affect our operating results.

     Managing the acquisition of Tepnel and any other future acquisitions will entail numerous operational and financial risks, including:
•	the anticipated financial performance and estimated cost savings and other synergies as a result of an acquisition;

•	the inability to retain or replace key employees of any acquired businesses or hire enough qualified personnel to staff any new or expanded operations;

•	the impairment of relationships with key customers of acquired businesses due to changes in management and ownership of the acquired businesses;

•	the exposure to federal, state, local and foreign tax liabilities in connection with any acquisition or the integration of any acquired businesses;

•	the exposure to unknown liabilities;

•	higher than expected acquisition and integration costs that could cause our quarterly and annual operating results to fluctuate;

•	increased amortization expenses if an acquisition includes significant intangible assets;

•	combining the operations and personnel of acquired businesses with our own, which could be difficult and costly;

•	the risk of entering new markets; and

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
Our future success will depend in part upon our ability to enhance existing products and to develop, introduce and commercialize new products.*
     The markets for our products are characterized by rapidly changing technology, evolving industry standards and new product introductions, which may make our existing products obsolete. Our future success will depend in part upon our ability to enhance existing products and to develop and introduce new products. We believe that we will need to continue to provide new products that can detect and quantify a greater number of organisms from a single sample. We also believe that we must develop new assays that can be performed on automated instrument platforms. The development of new instrument platforms, if any, in turn may require the modification of existing assays for use with the new instrument, and additional time-consuming and costly regulatory approvals. For example, our failure to successfully develop and commercialize our development-stage Panther instrument system on a timely basis could have a negative impact on our financial performance.
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
     In October 2006 and May 2007, the FDA granted marketing approval for use of the Procleix Ultrio assay on eSAS and TIGRIS, respectively, to screen donated blood, plasma, organs and tissue for HIV-1 and HCV in individual blood donations or in pools of up to 16 blood samples. In August 2008, the FDA approved the Procleix Ultrio assay to also screen donated blood, plasma, organs and tissues for HBV in individual blood donations or in pools of up to 16 blood samples on eSAS and the TIGRIS system. Since August 2008, existing customers have not transitioned from the use of the Procleix HIV-1/HCV blood screening assay to the use of the Procleix Ultrio assay at the levels we anticipated. We believe this is attributable in part to the FDA’s current requirements for testing blood donations, which do not currently mandate testing for HBV DNA. At its April 2009 meeting, the FDA’s Blood Products Advisory Committee, or BPAC, considered various issues concerning HBV NAT testing of donated blood. Although we believe the BPAC discussion supported the utility of NAT testing for HBV, no formal recommendation was made to make such testing mandatory at the meeting. We believe blood collection centers will continue to focus on improving the safety of donated blood by adopting the most advanced blood screening technologies available. If customers do not transition to the use of the Procleix Ultrio assay at expected levels for any of these or other reasons, our financial performance may be adversely affected.
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
     In the markets for clinical diagnostic products, a number of competitors, including Roche, Abbott, Becton Dickinson, Siemens and bioMérieux, currently compete with us for product sales, primarily on the basis of technology, quality, reputation, accuracy, ease of use, price, reliability, the timing of new product introductions and product line offerings. Our existing competitors or new market entrants may be in better position than we are to respond quickly to new or emerging technologies, may be able to undertake more extensive marketing campaigns, may adopt more aggressive pricing policies and may be more successful in attracting potential customers, employees and strategic partners. Many of our competitors have, and in the future these and other competitors may have, significantly greater financial, marketing, sales, manufacturing, distribution and technological resources than we do. Moreover, these companies may have substantially greater expertise in conducting clinical trials and research and development, greater ability to obtain necessary intellectual property licenses and greater brand recognition than we do, any of which may adversely affect our customer retention and market share.
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
     Even if we develop products for commercial use in these markets, any products we develop may not be accepted in these markets, may be subject to competition and may be subject to other risks and uncertainties associated with these markets. For example, most pharmaceutical manufacturers rely on culture testing of their manufacturing systems, and may be unwilling to switch to molecular testing like that used in our recently launched MilliPROBE product to detect Pseudomonas aeruginosa. We have no experience with customer and customer support requirements, sales cycles, and other industry-specific requirements or dynamics applicable to these new markets and we and our collaborators may not be able to successfully convert customers to tests using our NAT technologies, which we expect will be more costly than existing methods. We will be reliant on our collaborators in these markets. Our interests may be different from those of our collaborators and conflicts may arise in these collaboration arrangements that have an adverse effect on our ability to develop new products. As a result of these risks and other uncertainties, we may not be able to successfully develop commercially viable products for application in industrial testing or any other new markets.
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

     In addition, an impurity or variation from specification in any raw material we receive could significantly delay our ability to manufacture products. Our inventories may not be adequate to meet our production needs during any prolonged interruption of supply. We also have single source suppliers for proposed future products. Failure to maintain existing supply relationships or to obtain suppliers for our future products on commercially reasonable terms would prevent us from manufacturing our products and limit our growth.
     Our current supplier of certain key raw materials for our amplified NAT assays, pursuant to a fixed-price contract, is Roche Molecular Biochemicals. We have a supply and purchase agreement for oligonucleotides for HPV with Roche Molecular Systems. Each of these entities is an affiliate of Roche Diagnostics GmbH, one of our primary competitors. We currently are involved in proceedings with Digene regarding our supply and purchase agreement with Roche Molecular Systems. Digene filed a demand for binding arbitration against Roche that challenged the validity of the supply and purchase agreement. Digene’s demand asserted, among other things, that Roche materially breached a cross-license agreement between Roche and Digene by granting us an improper sublicense and sought a determination that the supply and purchase agreement is null and void. On April 1, 2009, following the arbitration hearing, the International Centre for Dispute Resolution, or ICDR, delivered the arbitrators’ interim award, which rejected all claims asserted by Digene (now Qiagen Gaithersburg, Inc.).
We have only one third-party manufacturer for each of our instrument product lines, which exposes us to increased risks associated with production delays, delivery schedules, manufacturing capability, quality control, quality assurance and costs.
     We have one third-party manufacturer for each of our instrument product lines. KMC Systems is the only manufacturer of our TIGRIS instrument. MGM Instruments, Inc. is the only manufacturer of our LEADER series of luminometers. We are dependent on these third-party manufacturers, and this dependence exposes us to increased risks associated with production delays, delivery schedules, manufacturing capability, quality control, quality assurance and costs. We have no firm long-term commitments from KMC Systems, MGM Instruments or any of our other manufacturers to supply products to us for any specific period, or in any specific quantity, except as may be provided in a particular purchase order. If KMC Systems, MGM Instruments or any of our other third-party manufacturers experiences delays, disruptions, capacity constraints or quality control problems in its manufacturing operations or becomes insolvent, then instrument shipments to our customers could be delayed, which would decrease our revenues and harm our competitive position and reputation. Further, because we place orders with our manufacturers based on forecasts of expected demand for our instruments, if we inaccurately forecast demand we may be unable to obtain adequate manufacturing capacity or adequate quantities of components to meet our customers’ delivery requirements, or we may accumulate excess inventories.
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

We and our customers are subject to various governmental regulations, and we may incur significant expenses to comply with, and experience delays in our product commercialization as a result of, these regulations.*
     The clinical diagnostic and blood screening products we design, develop, manufacture and market are subject to rigorous regulation by the FDA and numerous other federal, state and foreign governmental authorities. We generally are prohibited from marketing our clinical diagnostic products in the United States unless we obtain either 510(k) clearance or premarket approval from the FDA. Delays in receipt of, or failure to obtain, clearances or approvals for future products could result in delayed, or no, realization of product revenues from new products or substantial additional costs which could decrease our profitability.
     The process of seeking and obtaining regulatory approvals, particularly from the FDA and some foreign governmental authorities, to market our products can be costly and time consuming, and approvals might not be granted for future products on a timely basis, if at all. In March 2008, we started U.S. clinical trials for our investigational APTIMA HPV assay. If we experience unexpected complications in conducting the trial, we may incur additional costs or experience delays or difficulties in receiving FDA approval. For example, we originally expected that enrollment and testing of approximately 7,000 women would be required to complete this trial. However, the number of subjects we will enroll in the trial is now expected to increase based on the actual prevalence of cervical disease among women already enrolled in the trial and other factors. In addition, we cannot guarantee that the FDA will ultimately approve the use of our APTIMA HPV assay upon completion of the trial. Failure to obtain FDA approval of our APTIMA HPV assay, or delays or difficulties experienced during the clinical trial, could have a material adverse effect on our financial performance.
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
     Certain assay reagents may be sold in the United States as ASRs without 510(k) clearance or premarket approval from the FDA. However, the FDA restricts the sale of these ASR products to clinical laboratories certified to perform high complexity testing under the Clinical Laboratory Improvement Amendments of 1988, or CLIA, and also restricts the types of products that can be sold as ASRs. In addition, each laboratory must validate the ASR product for use in diagnostic procedures as a laboratory validated assay. We currently offer ASRs for use in the detection of PCA3 mRNA and for use in the detection of the parasite Trichomonas vaginalis. We also have developed an ASR for quantitative HCV testing that Siemens provides to Quest Diagnostics. In September 2007, the FDA published guidance for ASRs that define the types of products that can be sold as ASRs. Under the terms of this guidance and the “ASR Manufacturer Letter” issued in June 2008 by the Office of In Vitro Diagnostic Device Evaluation and Safety at the FDA, it may be more challenging for us to market some of our ASR products and we may be required to terminate those ASR product sales, conduct clinical studies and make submissions of our ASR products to the FDA for clearance or approval.
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
     Historically, a limited number of customers has accounted for a significant portion of our total revenues, and we do not have any long-term commitments with these customers, other than our collaboration agreement with Novartis. Revenues from our blood screening collaboration with Novartis accounted for 48% of our total revenues during the first quarter of 2009 and 48% of our total revenues for 2008. Our blood screening collaboration with Novartis is largely dependent on two large customers in the United States, The American Red Cross and America’s Blood Centers, although we did not receive any revenues directly from those entities. Novartis was our only customer that accounted for greater than 10% of our total revenues for the first quarter of 2009. Various state and city public health agencies accounted for an aggregate of 8% of our total revenues during the first quarter of 2009 and 8% of total revenues for 2008. Although state and city public health agencies are legally independent of each other, we believe they tend to act similarly with respect to their product purchasing decisions. We anticipate that our operating results will continue to depend to a significant extent upon revenues from a small number of customers. The loss of any of our key customers, or a significant reduction in sales volume or pricing to those customers, could significantly reduce our revenues.
Intellectual property rights on which we rely to protect the technologies underlying our products may be inadequate to prevent third parties from using our technologies or developing competing products.
     Our success will depend in part on our ability to obtain patent protection for, or maintain the secrecy of, our proprietary products, processes and other technologies for development of blood screening and clinical diagnostic products and instruments. Although we had more than 480 United States and foreign patents covering our products and technologies as of March 31, 2009, these patents, or any patents that we may own or license in the future, may not afford meaningful protection for our technology and products. The pursuit and assertion of a patent right, particularly in areas like nucleic acid diagnostics and biotechnology, involve complex determinations and, therefore, are characterized by substantial uncertainty. In addition, the laws governing patentability and the scope of patent coverage continue to evolve, particularly in biotechnology. As a result, patents might not issue from certain of our patent applications or from applications licensed to us. Our existing patents will expire by March 15, 2027 and the patents we may obtain in the future also will expire over time.
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
     The laws of some foreign countries may not protect our proprietary rights to the same extent as do the laws of the United States. Any patents issued to us or our collaborators may not provide us with any competitive advantages, and the patents held by other parties may limit our freedom to conduct our business or use our technologies. Our efforts to enforce and maintain our intellectual property rights may not be successful and may result in substantial costs and diversion of management time. Even if our rights are valid, enforceable and broad in scope, third parties may develop competing products based on technology that is not covered by our patents.
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

The diagnostic products industry has a history of patent and other intellectual property litigation, and we have been and may continue to be involved in costly intellectual property lawsuits.*
     The diagnostic products industry has a history of patent and other intellectual property litigation, and these lawsuits likely will continue. From time-to-time in the ordinary course of business, we receive communications from third parties calling our attention to patents or other intellectual property rights owned by them, with the implicit or explicit suggestion that we may need to acquire a license of such rights. We have faced in the past, and may face in the future, patent infringement lawsuits by companies that control patents for products and services similar to ours or other lawsuits alleging infringement by us of their intellectual property rights. In order to protect or enforce our intellectual property rights, we may have to initiate legal proceedings against third parties. Legal proceedings relating to intellectual property typically are expensive, take significant time and divert management’s attention from other business concerns. The cost of this litigation could adversely affect our results of operations, making us less profitable. Further, if we do not prevail in an infringement lawsuit brought against us, we might have to pay substantial damages, including treble damages, and we could be required to stop the infringing activity or obtain a license to use the patented technology.
     Recently, we have been involved in a number of patent-related disputes with third parties. In December 2006, Digene filed a demand for binding arbitration against Roche with the ICDR of the American Arbitration Association in New York. Digene’s demand asserted, among other things, that Roche materially breached a cross-license agreement between Roche and Digene by granting us an improper sublicense and sought a determination that our supply and purchase agreement with Roche is null and void. In July 2007, the ICDR arbitrators granted our petition to join the arbitration. On April 1, 2009, following the arbitration hearing, the ICDR delivered the arbitrators’ interim award, which rejected all claims asserted by Digene (now Qiagen Gaithersburg, Inc.).
     Pursuant to our June 1998 collaboration agreement with Novartis, we hold certain rights in the blood screening and clinical diagnostics fields under patents originally issued to Novartis covering the detection of HIV. We sell a qualitative HIV test in the clinical diagnostics field and we manufacture tests for HIV for use in the blood screening field, which Novartis sells under Novartis’ brands and name. In February 2005, the U.S. Patent and Trademark Office declared two interferences related to U.S. Patent No. 6,531,276 (“Methods For Detecting Human Immunodeficiency Virus Nucleic Acid”), originally issued to Novartis. The first interference was between Novartis and the National Institutes of Health, or NIH, and pertained to U.S. Patent Application No. 06/693,866 (“Cloning and Expression of HTLV-III DNA”). The second interference was between Novartis and Institut Pasteur, and pertained to Institut Pasteur’s U.S. Patent Application No. 07/999,410 (“Cloned DNA Sequences, Hybridizable with Genomic RNA of Lymphadenopathy-Associated Virus (LAV)”). We are informed that the Patent and Trademark Office determined that Institut Pasteur invented the subject matter at issue prior to NIH and Novartis. We are also informed that Novartis and NIH subsequently filed actions in the United States District Court for the District of Columbia challenging the decisions of the Patent and Trademark Office in the patent interference cases. From November 2007 through June 2008, the parties engaged in settlement negotiations and then notified the court that they had signed a memorandum of understanding prior to the negotiation of final, definitive settlement documents. On May 16, 2008, we signed a license agreement with Institut Pasteur concerning Institut Pasteur’s intellectual property for the molecular detection of HIV, covering products manufactured and sold through, and under, our brands or name. On June 27, 2008, the parties to the pending litigation in the United States District Court for the District of Columbia informed the court that they were unable to reach a final, definitive agreement and intended to proceed with litigation. There can be no assurances as to the ultimate outcome of the interference litigation and no assurances as to how the outcome of the interference litigation may affect the patent rights we licensed from Institut Pasteur, or Novartis’ right to sell the HIV blood screening tests.
Our indebtedness could adversely affect our financial health.
     In February 2009, we entered into a credit agreement with Bank of America, which provided for a one-year senior secured revolving credit facility in an amount of up to $180.0 million that is subject to a borrowing base formula. In March 2009, we and Bank of America amended the credit facility to increase the amount which we may borrow from time to time under the credit agreement from $180.0 million to $250.0 million. As of March 31, 2009, there was $170.0 million in borrowings outstanding under the revolving credit facility. In April 2009, we used $137.1 million of borrowings under the revolving credit facility to fund our acquisition of Tepnel and borrowed an additional $70.0 million under the revolving credit facility bringing the total principal amount outstanding to $240.0 million.

     Our indebtedness could have important consequences. For example, it could:
•	increase our vulnerability to general adverse economic and industry conditions;

•	have a material adverse effect on our business and financial condition if we are unable to service our indebtedness or refinance such indebtedness;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a disadvantage compared to our competitors that have less indebtedness; and

•	expose us to higher interest expense in the event of increases in interest rates because indebtedness under our credit facility bears interest at a variable rate.
     In addition, we must comply with certain affirmative and negative covenants under the credit agreement, including covenants that limit or restrict our ability to, among other things, merge or consolidate, change our business, and permit the borrowings to exceed a specified borrowing base, subject to certain exceptions as set forth in the credit agreement. If we default under the senior secured credit facility, because of a covenant breach or otherwise, the outstanding amounts thereunder could become immediately due and payable.
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
     As of March 31, 2009, we had approximately $230.7 million of long-lived assets, including $12.8 million of capitalized software, net of accumulated amortization, relating to our TIGRIS instrument, goodwill of $18.6 million, a $5.4 million investment in Qualigen, Inc., and $51.1 million of capitalized licenses and manufacturing access fees, patents, purchased intangibles and other long term assets. Additionally, we had $73.6 million of land and buildings, $16.1 million of building improvements, $52.9 million of equipment and furniture and fixtures and $0.2 million in construction in progress. The substantial majority of our long-lived assets are located in the United States. The carrying amounts of long-lived and intangible assets are affected whenever events or changes in circumstances indicate that the carrying amount of any asset may not be recoverable.
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
     During the quarter ended September 30, 2008, we recorded a $1.6 million other-than-temporary loss relating to our investment in Qualigen. In making this determination, we considered a number of factors, including, among others, the share price from the company’s latest financing round, the performance of the company in relation to its own operating targets and business plan, the company’s revenue and cost trends, the company’s liquidity and cash position, including its cash burn rate, market acceptance of the company’s products and services, new products and/or services that the company may have forthcoming, any significant news specific to the company, the company’s competitors and industry, the outlook of the overall industry in which the company operates and a third party valuation report.
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
Our marketable securities are subject to market and investment risks which may result in a loss of value.
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
     Sales of our products outside the United States accounted for 20% of our total revenues during the first quarter of 2009 and 23% of our total revenues for 2008. Sales by Novartis of collaboration blood screening products outside of the United States accounted for 70% of our international revenues during the first quarter of 2009 and 78% in 2008. Novartis has responsibility for the international distribution of collaboration blood screening products.
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
     In addition, we anticipate that requirements for smaller pool sizes of blood samples will result in lower gross margin percentages, as additional tests are required to deliver the sample results. We have already observed this trend with respect to certain sales in Europe. In general, international pool sizes are smaller than domestic pool sizes and, therefore, growth in blood screening revenues attributed to international expansion has led and will continue to lead to lower gross margin percentages.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

			Total Number
			of Shares
			Purchased	Approximate
			as Part of	Dollar Value of
			Publicly	Shares that May
	Total Number	Average	Announced	Yet Be Purchased
	of Shares	Price Paid	Plans or	Under the Plans or
	Purchased	Per Share	Programs	Programs
January 1-31, 2009	603,200	$41.41	603,200	$150,000,000
February 1-28, 2009	—	—	—	150,000,000
March 1-31, 2009	272,486	39.20	271,600	139,000,000

Total (1) (2)	875,686	40.72	874,800	—

(1)
In August 2008, our Board of Directors authorized the repurchase of up to $250.0 million of our common stock over the two years following adoption of the program, through negotiated or open market transactions. There is no minimum or maximum number of shares to be repurchased under the program.

(2)
During the first quarter of 2009, we repurchased and retired 886 shares of our common stock, at an average price of $39.00, withheld by us to satisfy employee tax obligations upon vesting of restricted stock granted under our 2003 Incentive Award Plan. We may make similar repurchases in the future to satisfy employee tax obligations upon vesting of restricted stock. As of March 31, 2009, we had an aggregate of 249,040 shares of restricted stock and 80,000 shares of deferred issuance restricted stock awards outstanding.

Item 6. Exhibits

Exhibit
Number	Description
2.1(1)	Recommended Cash Offer for Tepnel Life Sciences plc.

2.2(2)	Implementation Agreement dated as of January 30, 2009 by and between Gen-Probe Incorporated and Tepnel Life Sciences plc.

3.1(3)	Form of Amended and Restated Certificate of Incorporation of Gen-Probe Incorporated.

3.2(4)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Gen-Probe Incorporated.

3.3(5)	Amended and Restated Bylaws of Gen-Probe Incorporated.

3.4(6)	Certificate of Elimination of Series A Junior Participating Preferred Stock of Gen-Probe Incorporated.

4.1(3)	Specimen common stock certificate.

10.96†	Amendment No. 11 effective January 1, 2009 to the Agreement dated June 11, 1998 between Gen-Probe Incorporated and Chiron Corporation (now Novartis Vaccines and Diagnostics, Inc.).**

10.97(7)‡	Employment Offer Letter effective January 30, 2009 between Gen-Probe Incorporated and Eric Lai, Ph.D.

10.98†‡	2009 Gen-Probe Employee Bonus Plan.

10.99(8)	Credit Agreement dated as of February 27, 2009 by and between Gen-Probe Incorporated, as Borrower, and Bank of America, N.A., as Lender.

10.100(8)	Security Agreement (Securities) dated as of February 27, 2009 by Gen-Probe Incorporated in favor of Bank of America, N.A.

10.101(9)	Amendment to Credit Agreement dated as of March 23, 2009 by and between Gen-Probe Incorporated, as Borrower, and Bank of America, N.A., as Lender.

31.1†	Certification dated May 6, 2009, of Principal Executive Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification dated May 6, 2009, of Principal Financial Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification dated May 6, 2009, of Principal Executive Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification dated May 6, 2009, of Principal Financial Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith.

‡	Indicates management contract or compensatory plan, contract or arrangement.

**	Gen-Probe has requested confidential treatment with respect to certain portions of this exhibit.

(1)	Incorporated by reference to Gen-Probe’s Current Report on Form 8-K filed with the SEC on January 30, 2009.

(2)	Incorporated by reference to Gen-Probe’s Current Report on Form 8-K filed with the SEC on February 5, 2009.

(3)	Incorporated by reference to Gen-Probe’s Amendment No. 2 to Registration Statement on Form 10 filed with the SEC on August 14, 2002.

(4)	Incorporated by reference to Gen-Probe’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 filed with the SEC on August 9, 2004.

(5)	Incorporated by reference to Gen-Probe’s Current Report on Form 8-K filed with the SEC on February 18, 2009.

(6)	Incorporated by reference to Gen-Probe’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on February 23, 2007.

(7)	Incorporated by reference to Gen-Probe’s Current Report on Form 8-K filed with the SEC on February 4, 2009.

(8)	Incorporated by reference to Gen-Probe’s Current Report on Form 8-K filed with the SEC on March 4, 2009.

(9)	Incorporated by reference to Gen-Probe’s Current Report on Form 8-K filed with the SEC on March 25, 2009.

SIGNATURES
     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEN-PROBE INCORPORATED
DATE: May 6, 2009	By:	/s/ Henry L. Nordhoff
Henry L. Nordhoff
Chairman and Chief Executive Officer (Principal Executive Officer)

DATE: May 6, 2009	By:	/s/ Herm Rosenman
Herm Rosenman
Senior Vice President — Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)