Form 10-Q
period 2009-06-30
GEN PROBE INC
filed 2009-08-06
CIK 820237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of July 31, 2009, there were 50,337,298 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

GEN-PROBE INCORPORATED

FORM 10-Q

GEN-PROBE INCORPORATED
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30, 2009	December 31, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$233,506	$60,122
Marketable securities	230,698	371,276
Trade accounts receivable, net of allowance for doubtful accounts of $691 and $700 at June 30, 2009 and December 31, 2008, respectively	39,946	33,397
Accounts receivable — other	2,852	2,900
Inventories	56,455	54,406
Deferred income tax	9,136	7,269
Prepaid income tax	6,863	2,306
Prepaid expenses	13,388	15,094
Other current assets	4,322	6,135

Total current assets	597,166	552,905
Marketable securities, net of current portion	105,037	73,780
Property, plant and equipment, net	153,767	141,922
Capitalized software, net	12,858	13,409
Goodwill	90,682	18,621
Deferred income tax, net of current portion	11,837	12,286
Purchased intangible assets, net	57,930	298
Licenses, manufacturing access fees and other assets, net	62,451	56,310

Total assets	$1,091,728	$869,531

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,477	$16,050
Accrued salaries and employee benefits	20,534	25,093
Other accrued expenses	10,983	4,027
Income tax payable	1,187	—
Short-term borrowings	240,872	—
Deferred income tax	1,406	—
Deferred revenue	2,204	1,278

Total current liabilities	296,663	46,448
Non-current income tax payable	4,864	4,773
Deferred income tax, net of current portion	14,120	55
Deferred revenue, net of current portion	2,306	2,333
Other long-term liabilities	2,997	2,162
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 20,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value per share; 200,000,000 shares authorized, 50,581,177 and 52,920,971 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	5	5
Additional paid-in capital	292,828	382,544
Accumulated other comprehensive income	4,227	3,055
Retained earnings	473,718	428,156

Total stockholders’ equity	770,778	813,760

Total liabilities and stockholders’ equity	$1,091,728	$869,531

See accompanying notes to consolidated financial statements.

GEN-PROBE INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues:
Product sales	$116,816	$113,701	$229,338	$215,208
Collaborative research revenue	2,187	4,651	3,862	7,110
Royalty and license revenue	1,542	1,462	3,528	20,059

Total revenues	120,545	119,814	236,728	242,377
Operating expenses:
Cost of product sales (excluding acquisition-related intangibles amortization)	38,280	32,510	71,594	65,146
Acquisition-related intangibles amortization	1,114	—	1,114	—
Research and development	26,069	29,368	51,067	52,434
Marketing and sales	14,015	11,453	25,070	23,361
General and administrative	17,823	13,671	31,670	25,608

Total operating expenses	97,301	87,002	180,515	166,549

Income from operations	23,244	32,812	56,213	75,828
Other income/(expense):
Investment and interest income	10,122	3,900	15,004	8,107
Interest expense	(726)	(2)	(877)	(2)
Other income/(expense)	(895)	(191)	(1,037)	1,282

Total other income, net	8,501	3,707	13,090	9,387

Income before income tax	31,745	36,519	69,303	85,215
Income tax expense	11,930	11,728	23,741	28,479

Net income	$19,815	$24,791	$45,562	$56,736

Net income per share:
Basic	$0.39	$0.46	$0.88	$1.05

Diluted	$0.38	$0.45	$0.87	$1.03

Weighted average shares outstanding:
Basic	51,285	53,907	51,851	53,859

Diluted	52,061	55,147	52,598	55,093

See accompanying notes to consolidated financial statements.

GEN-PROBE INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2009	2008
Operating activities
Net income	$45,562	$56,736
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,463	17,233
Amortization of premiums on investments, net of accretion of discounts	2,720	3,504
Stock-based compensation	11,405	9,228
Stock-based compensation income tax benefits	310	1,294
Excess tax benefit from stock-based compensation	(702)	(614)
Deferred revenue	(255)	(3,165)
Deferred income tax	(1,041)	(821)
Gain on sale of investment in MPI	—	(1,600)
Impairment of intangible assets	—	3,496
Loss / (gain) on disposal of property and equipment	69	(1)
Changes in assets and liabilities:
Trade and other accounts receivable	1,372	3,290
Inventories	3,890	(2,749)
Prepaid expenses	3,137	5,333
Other current assets	2,081	(1,322)
Goodwill	856	—
Other long-term assets	(2,486)	(909)
Accounts payable	(2,218)	3,992
Accrued salaries and employee benefits	(7,272)	(1,732)
Other accrued expenses	1,337	(9)
Income tax payable	(3,704)	(72)
Other long-term liabilities	335	603

Net cash provided by operating activities	74,859	91,715

Investing activities
Proceeds from sales and maturities of marketable securities	293,504	205,283
Purchases of marketable securities	(189,091)	(318,558)
Purchases of property, plant and equipment	(14,666)	(25,717)
Capitalization of software development costs	(288)	—
Purchases of intangible assets, including licenses and manufacturing access fees	(811)	(315)
Net cash paid for business combinations	(123,816)	—
Proceeds from sale of investment in MPI	—	4,100
Cash paid for investment in DiagnoCure and related license fees	(5,250)	—
Cash paid for Roche manufacturing access fees	—	(10,000)
Other assets	(289)	28

Net cash used in investing activities	(40,707)	(145,179)

Financing activities
Excess tax benefit from stock-based compensation	702	614
Repurchase and retirement of restricted stock for payment of taxes	(38)	(479)
Repurchase and retirement of common stock	(105,577)	—
Proceeds from issuance of common stock	3,777	10,814
Borrowings under short-term borrowings, net	238,450	—

Net cash provided by financing activities	137,314	10,949

Effect of exchange rate changes on cash and cash equivalents	1,918	14

Net increase (decrease) in cash and cash equivalents	173,384	(42,501)
Cash and cash equivalents at the beginning of period	60,122	75,963

Cash and cash equivalents at the end of period	$233,506	$33,462

See accompanying notes to consolidated financial statements.

Notes to the Consolidated Financial Statements (unaudited)
Note 1 — Summary of significant accounting policies
Basis of presentation
     The accompanying interim consolidated financial statements of Gen-Probe Incorporated (“Gen-Probe” or the “Company”) at June 30, 2009, and for the three and six month periods ended June 30, 2009 and 2008, are unaudited and have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In management’s opinion, the unaudited consolidated financial statements include all adjustments, consisting only of normal recurring accruals, necessary to state fairly the financial information therein, in accordance with U.S. GAAP. Interim results are not necessarily indicative of the results that may be reported for any other interim period or for the year ending December 31, 2009.
     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events,” the Company has evaluated for material disclosure and recognition requirements all subsequent events from the balance sheet date of June 30, 2009 through August 6, 2009 and noted no such events.
     Certain prior year amounts have been reclassified to conform to the current year presentation. In the quarter ended March 31, 2009, the Company began reporting investments in an unrealized loss position deemed to be temporary that have a contractual maturity of greater than 12 months as non-current marketable securities. This resulted in the reclassification of $73.8 million of marketable securities as non-current under the caption “Marketable securities, net of current portion” at December 31, 2008.
     These unaudited consolidated financial statements and related footnotes should be read in conjunction with the audited consolidated financial statements and related footnotes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
Principles of consolidation
     The unaudited condensed consolidated financial statements include the accounts of Gen-Probe Incorporated as well as its wholly owned subsidiaries. The Company does not have any interests in any variable interest entities. All material intercompany transactions and balances have been eliminated in consolidation.
     On April 8, 2009, the Company completed its acquisition of Tepnel Life Sciences plc (“Tepnel”), a United Kingdom (“UK”) based international life sciences products and services company. Tepnel’s transplant diagnostics and genetic testing businesses are included in the Company’s diagnostic operations beginning in April 2009. While Tepnel’s research products and services business represents a new area of business for the Company, the activities of the research products and services business were immaterial to the Company’s overall operations for the three months ended June 30, 2009.
Use of estimates
     The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the consolidated financial statements. These estimates include assessing the collectability of accounts receivable, recognition of revenues, and the valuation of the following: stock-based compensation; marketable securities; equity investments in publicly and privately held companies; income tax; liabilities associated with employee benefit costs; inventories; goodwill and long-lived assets, including patent costs, capitalized software, purchased intangibles and licenses and manufacturing access fees. Actual results could differ from those estimates.
Foreign currencies
     The Company translates the financial statements of its non-US operations using the end-of-period exchange rates for assets and liabilities and the average exchange rates for each reporting period for results of operations. Net gains and losses resulting from the translation of foreign financial statements and the effect of exchange rates on intercompany receivables and payables of a long-term investment nature are recorded as a separate component of stockholders’ equity under the caption “Accumulated other comprehensive income.” These adjustments will affect net income upon the sale or liquidation of the underlying investment.

Fair value of financial instruments
     The carrying value of cash equivalents, marketable securities, accounts receivable, accounts payable and accrued liabilities approximates fair value. See Note 5 for further discussion of fair value.
Marketable securities
     The primary objectives of the Company’s marketable security investment portfolio are liquidity and safety of principal. Investments are made with the goal of achieving the highest rate of return consistent with these two objectives. The Company’s investment policy limits investments to certain types of debt and money market instruments issued by institutions primarily with investment grade credit ratings and places restrictions on maturities and concentration by type and issuer.
     The Company periodically reviews its available-for-sale securities for other-than-temporary declines in fair value below the cost basis, or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. When assessing marketable securities for other-than-temporary declines in value, the Company considers factors including: the significance of the decline in value compared to the cost basis, the underlying factors contributing to a decline in the prices of securities in a single asset class, how long the market value of the investment has been less than its cost basis, any market conditions that impact liquidity, the views of external investment managers, any news or financial information that has been released specific to the investee and the outlook for the overall industry in which the investee operates.
     The Company does not consider its investments in municipal securities with a current unrealized loss position to be other-than-temporarily impaired at June 30, 2009 since the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost. However, investments in an unrealized loss position deemed to be temporary at June 30, 2009 that have a contractual maturity of greater than 12 months have been classified as non-current marketable securities under the caption “Marketable securities, net of current portion,” reflecting the Company’s current intent and ability to hold such investments to maturity.
Revenue recognition
     The Company records shipments of its clinical diagnostic products as product sales when the product is shipped and title and risk of loss has passed and when collection of the resulting receivable is reasonably assured.
     The Company manufactures blood screening products according to demand specifications of its collaboration partner, Novartis Vaccines and Diagnostics, Inc. (“Novartis”). Upon shipment to Novartis, the Company recognizes blood screening product sales at an agreed upon transfer price and records the related cost of products sold. Based on the terms of the Company’s collaboration agreement with Novartis, the Company’s ultimate share of the net revenue from sales to the end user is not known until reported to the Company by Novartis. The Company then adjusts blood screening product sales upon receipt of customer revenue reports and a net payment from Novartis of amounts reflecting its ultimate share of net sales by Novartis for these products, less the transfer price revenues previously recognized. The Company amended its agreement with Novartis effective as of January 1, 2009 to decrease the time period between product sales and net payment of the Company’s share of blood screening assay revenue from 45 days to 30 days.
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

     The Company records shipments of its blood screening products in the United States and other countries in which the products have not received regulatory approval as collaborative research revenue. This is done because price restrictions apply to these products prior to FDA marketing approval in the United States and similar approvals in foreign countries. Upon shipment of FDA-approved and labeled products following commercial approval, the Company classifies sales of these products as product sales in its consolidated financial statements.
     The Company records revenue on its research products and services in the period during which the related costs are incurred, or services are provided. These revenues consist of outsourcing services for pharmaceutical, biotechnology, and healthcare industries, including nucleic acid purification and analysis services, as well as the sale of monoclonal antibodies and food testing kits.
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
     The Company recognizes collaborative research revenue over the term of various collaboration agreements, as negotiated monthly contracted amounts are earned or reimbursable costs are incurred related to those agreements. Negotiated monthly contracted amounts are earned in relative proportion to the performance required under the applicable contracts. Non-refundable license fees are recognized over the related performance period or at the time that the Company has satisfied all performance obligations. Milestone payments are recognized as revenue upon the achievement of specified milestones when (i) the Company has earned the milestone payment, (ii) the milestone is substantive in nature and the achievement of the milestone is not reasonably assured at the inception of the agreement, (iii) the fees are non-refundable, and (iv) performance obligations after the milestone achievement will continue to be funded by the collaborator at a level comparable to the level before the milestone achievement. Any amounts received prior to satisfying the Company’s revenue recognition criteria are recorded as deferred revenue on the consolidated balance sheets.
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
Adoption of recent accounting pronouncements
SFAS No. 165
     In May 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 165, “Subsequent Events.” The statement does not require significant changes regarding recognition or disclosure of subsequent events, but does require disclosure of the date through which subsequent events have been evaluated for disclosure and recognition. The Company adopted this guidance effective June 30, 2009. Because this statement relates specifically to disclosure requirements, there was no impact on the Company’s consolidated financial statements as a result of its adoption.
FSP SFAS No. 115-2
     In April 2009, the FASB issued Staff Position (“FSP”) SFAS No. 115-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” which became effective for interim and annual periods ending after June 15, 2009. FSP SFAS No. 115-2 modifies the guidance to determine whether the impairment of a debt security is other-than-temporary. This new standard also amends the presentation and disclosure requirements of other-than-temporarily impaired debt and equity securities in the financial statements. The adoption of this statement did not have an effect on the Company’s financial statements since any impairment on marketable securities is not considered to be other-than-temporary.
FSP SFAS No. 107-1
     In April 2009, the FASB issued FSP SFAS No. 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which the Company adopted on a prospective basis beginning April 1, 2009. This position extends the disclosure requirements of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to interim financial statements of publicly traded companies. Because this position relates specifically to disclosure requirements, there was no impact on our consolidated financial statements as a result of its adoption.

EITF Issue No. 03-6-1
     In June 2008, the FASB issued Staff Position EITF Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” EITF Issue No. 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in SFAS No. 128, “Earnings per Share.” The Company adopted this guidance effective January 1, 2009. There was no material impact on the Company’s consolidated financial statements as a result of the adoption of EITF Issue No. 03-6-1.
SFAS No. 161
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” SFAS No. 161 requires enhanced disclosures regarding derivatives and hedging activities, including: (a) the manner in which an entity uses derivative instruments; (b) the manner in which derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities;” and (c) the effect of derivative instruments and related hedged items on an entity’s financial position, financial performance, and cash flows. The Company adopted this guidance effective January 1, 2009. Because this statement relates specifically to disclosure requirements, there was no impact on the Company’s consolidated financial statements as a result of its adoption.
SFAS No. 141(R)
     In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” SFAS No. 141(R) changes the requirements for an acquirer’s recognition and measurement of the assets acquired and liabilities assumed in a business combination, including the treatment of contingent consideration, pre-acquisition contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under SFAS No. 141(R), changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. The Company adopted this guidance effective January 1, 2009 and applied the accounting for business combinations to the Company’s acquisition of Tepnel. See Note 2 for details on the impact of this statement on current and future operations, changes in estimates and unrecognized tax benefits and liabilities as a result of the Tepnel acquisition.
SFAS No. 160
     In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements (an amendment of Accounting Research Bulletin No. 51).” SFAS No. 160 requires that non-controlling (minority) interests be reported as a component of equity, that net income attributable to the parent and to the non-controlling interest be separately identified in the income statement, that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and that any retained non-controlling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value. This statement is effective for fiscal years beginning after December 31, 2008, and must be applied prospectively. However, the presentation and disclosure requirements of SFAS No. 160 must be applied retrospectively for all periods presented. The retrospective presentation and disclosure requirements of this statement will be applied to any prior periods presented in financial statements for the fiscal year ending December 31, 2009 and later periods during which the Company has a consolidated subsidiary with a non-controlling interest. As of June 30, 2009, the Company does not have any consolidated subsidiaries in which it has a non-controlling interest, and therefore adoption of this statement did not have an impact on the Company’s consolidated financial statements.
EITF Issue No. 07-1
     In November 2007, the FASB ratified EITF Issue No. 07-1, “Accounting for Collaborative Agreements Related to the Development and Commercialization of Intellectual Property.” EITF Issue No. 07-1 defines collaborative agreements as a contractual arrangement in which the parties are active participants to the arrangement and are exposed to the significant risks and rewards that are dependent on the ultimate commercial success of the endeavor. Additionally, it requires that revenue generated and costs incurred on sales to third parties as it relates to a collaborative agreement be recognized as gross or net based on EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” Essentially, this requires the party that is identified as the principal participant in a transaction to record the transaction on a gross basis in its financial statements. It also requires payments between participants to be accounted for in accordance with already existing generally accepted accounting principles, unless none exist, in which case a reasonable, rational, consistent method should be used. The Company adopted this guidance effective January 1, 2009 for all collaboration agreements existing as of that date. There was no impact on the Company’s consolidated financial statements as a result of the adoption of EITF Issue No. 07-1.

Pending adoption of recent accounting pronouncements
SFAS No. 168
     In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162,” which establishes the FASB Accounting Standards Codification (the “Codification”). The Codification supersedes all existing accounting standard documents and will become the single source of authoritative non-governmental U.S. GAAP. All other accounting literature not included within the Codification will be considered non-authoritative. The Codification was implemented on July 1, 2009 and will be effective for interim and annual periods ending after September 15, 2009. Because this statement relates specifically to disclosure requirements, the Company does not expect any impact on its consolidated financial statements as a result of its adoption.
Note 2 — Business combination
Acquisition of Tepnel Life Sciences plc
     On April 8, 2009, the Company completed its acquisition of Tepnel, a UK-based international life sciences products and services company, which has two principal businesses, molecular diagnostics and research products and services. The acquisition was consummated pursuant to a court-sanctioned scheme of arrangement under Part 26 of the UK Companies Act 2006. As a result of the acquisition, Tepnel became a wholly owned subsidiary of the Company.
     Upon consummation of the acquisition, each issued ordinary share of Tepnel was cancelled and converted into the right to receive 27.1 pence in cash, or approximately $0.40 based on the exchange rate of £1 to $1.48 as of the closing date. In connection with the acquisition, the holders of issued and outstanding Tepnel capital stock, options and warrants received total net cash of approximately £92.8 million, or approximately $137.1 million based on the exchange rate of £1 to $1.48 as of the closing date. The acquisition was financed through amounts borrowed by the Company under a senior secured revolving credit facility established between the Company and Bank of America, N.A. (“Bank of America”).
     In accordance with SFAS No. 141(R), the acquisition was accounted for as a business combination and, accordingly, the Company has included Tepnel’s results of operations in its consolidated statements of income beginning in April 2009. Neither separate financial statements of Tepnel nor pro forma results of operations have been presented because the acquisition did not meet the quantitative materiality tests under Regulation S-X.
     The purchase price allocation for the acquisition of Tepnel set forth below is preliminary and subject to change as more detailed analysis is completed and additional information with respect to the fair value of the assets and liabilities acquired becomes available. The Company expects to finalize the purchase price allocation during fiscal year 2010. The preliminary allocation of the purchase price for the acquisition of Tepnel is as follows (in thousands):

Total purchase price	137,093
Exchange rate differences	(568	)(1)

Allocated purchase price	$136,525

Net working capital	15,660
Fixed assets	11,352
Goodwill	70,997
Deferred tax liabilities	(15,599)
Other intangible assets	57,497
Liabilities assumed	(3,382)

Allocated purchase price	$136,525

(1)	Difference caused by exchange rate fluctuations between the date of acquisition and the date funds were wired.
     The fair values of the acquired identifiable intangible assets with definite lives are as follows (in thousands):

Patents	$294
Software	441
Customer relationships	45,439
Trademarks / trade names	11,323

$57,497

     The amortization periods for the acquired intangible assets with definite lives are as follows: 10 years for patents, five years for software, 12 years for customer relationships, and 20 years for trademarks and trade names. The Company plans to amortize the primary acquired intangible assets, including the customer relationships and trademarks and trade names, using the straight line method of amortization. The Company believes that the use of the straight line method is appropriate given the high customer retention rate of the acquired businesses and the historical and projected growth of revenues and related cash flows. The Company will monitor and assess the acquired customer relationships and will adjust, if necessary, the expected life, amortization method or carrying value of the customer relationships and trademarks and trade names, to best match the underlying economic value. The estimated amortization expense for these assets over future periods is as follows (in thousands):

Years ending December 31,
Second half of 2009	$2,235
2010	4,470
2011	4,470
2012	4,470
2013	4,470
Thereafter	37,380

Total	$57,497

     The $137.1 million purchase price exceeded the value of the acquired tangible and identifiable intangible assets, and therefore the Company has allocated $71.0 million to goodwill. Included in this goodwill amount is $15.6 million related to deferred tax liabilities recorded as a result of non-deductible amortization of acquired intangible assets. The Company believes the acquisition of Tepnel will provide access to growth opportunities in transplant diagnostics, genetic testing and pharmaceutical services, as well as accelerate the Company’s ongoing strategic efforts to strengthen its marketing and sales, distribution and manufacturing capabilities in Europe.
     Changes in goodwill for the six months ended June 30, 2009 were as follows (in thousands):

Goodwill balance as of December 31, 2008	$18,621
Additional goodwill recognized	70,997
Changes due to deferred tax assets/liabilities	90
Changes due to foreign translation	974

Goodwill balance as of June 30, 2009	$90,682

     At the date of acquisition, the Company assumed UK tax loss carryforwards estimated at $39.9 million. These losses do not expire, but the Company’s ability to utilize these losses depends on its ability to generate future profits in the UK. The Company has established a $6.9 million valuation allowance against the full amount of deferred tax assets arising from these losses as the UK businesses of Tepnel have not yet turned profitable on a consistent basis. If UK profits are earned in future periods and the losses are utilized, any reduction in the valuation allowance will result in an income tax benefit being recorded in the Company’s consolidated statements of income.
     Approximately $3.2 million and $4.8 million of costs associated with the Company’s acquisition of Tepnel have been included in general and administrative expenses for the three and six months ended June 30, 2009, respectively.
Note 3 — Stock-based compensation
     The following table summarizes the stock-based compensation expense that the Company recorded in its consolidated statements of income in accordance with SFAS No. 123(R), “Share-Based Payment,” for the three and six month periods ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Cost of product sales	$805	$592	$1,603	$1,187
Research and development	1,765	1,266	3,468	2,701
Marketing and sales	779	607	1,538	1,302
General and administrative	2,297	1,571	4,796	4,038

Total	$5,646	$4,036	$11,405	$9,228

     The Company used the following weighted average assumptions (annualized percentages) to estimate the fair value of options granted under the Company’s equity incentive plans and the shares purchasable under the Company’s Employee Stock Purchase Plan (“ESPP”) for the three and six month periods ended June 30, 2009 and 2008:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Stock Option Plans
Risk-free interest rate	1.7%	2.6%	1.6%	2.7%
Volatility	36%	34%	36%	34%
Dividend yield	—	—	—	—
Expected term (years)	4.2	4.2	4.2	4.2
Resulting average fair value	$13.50	$17.37	$13.30	$17.41
ESPP
Risk-free interest rate	1.3%	3.3%	1.3%	3.3%
Volatility	47%	34%	47%	34%
Dividend yield	—	—	—	—
Expected term (years)	0.5	0.5	0.5	0.5
Resulting average fair value	$12.20	$14.82	$12.20	$14.82
     The Company’s unrecognized stock-based compensation expense, before income taxes and adjusted for estimated forfeitures, related to outstanding unvested share-based payment awards as of June 30, 2009 was approximately as follows:

		Unrecognized
	Weighted Average	Expense as of
	Remaining Expense	June 30, 2009
Awards	Life (In years)	(In thousands)
Options	1.2	$31,821
ESPP	0.2	187
Restricted Stock	1.7	10,429
Deferred Issuance Restricted Stock	1.6	2,439

		$44,876

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

     The following table sets forth the computation of net income per share for the three and six month periods ended June 30, 2009 and 2008 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net income	$19,815	$24,791	$45,562	$56,736

Weighted average shares outstanding — Basic	51,285	53,907	51,851	53,859
Effect of dilutive common stock options outstanding	776	1,240	747	1,234

Weighted average shares outstanding — Diluted	52,061	55,147	52,598	55,093

Net income per share:
Basic	$0.39	$0.46	$0.88	$1.05

Diluted	$0.38	$0.45	$0.87	$1.03

     Dilutive securities include stock options and restricted stock subject to vesting. Potentially dilutive securities totaling approximately 3,541,000 and 1,882,000 shares for the three month periods ended June 30, 2009 and 2008, respectively, and 3,568,000 and 1,908,000 shares for the six month periods ended June 30, 2009 and 2008, respectively, were excluded from the calculation of diluted earnings per share because of their anti-dilutive effect.
Note 5 — Fair value measurements
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
     Set forth below is a description of the Company’s valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy. Where appropriate, the description includes details of the valuation models, the key inputs to those models, as well as any significant assumptions.
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

     The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis (as described above) as of June 30, 2009 (in thousands):

	Fair Value Measurements at June 30, 2009
	Quoted prices in		Significant	Total carrying
	active markets for	Significant other	unobservable	value in the
	identical assets	observable inputs	inputs	consolidated
	(Level 1)	(Level 2)	(Level 3)	balance sheet
Assets:
Cash equivalents	$—	$168,237	$—	$168,237
Marketable securities	—	335,735	—	335,735
Other investments (1)	—	4,737	—	4,737

Total assets at fair value	—	508,709	—	508,709

Liabilities:
Other investments (1)	—	4,936	—	4,936

Total liabilities at fair value	$—	$4,936	$—	$4,936

(1)	Includes the Company’s deferred compensation plan liability and related assets which are invested in corporate owned life insurance policies.
Assets and liabilities measured at fair value on a non-recurring basis:
     Certain assets and liabilities are measured at fair value on a non-recurring basis and therefore are not included in the table above. Such instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).
Equity investment in public company
     In April 2009, the Company made a $5.0 million preferred stock investment in DiagnoCure, Inc. (“DiagnoCure”), a publicly held company traded on the Toronto Stock Exchange. The Company’s equity investment was valued initially based on the transaction price under the cost method of accounting. The market value of the underlying common stock is the most observable value of the preferred stock, but because there is no active market for these preferred shares the Company has classified its equity investment in DiagnoCure as Level 2 in the fair value hierarchy. The Company’s investment in DiagnoCure, which totaled $5.0 million as of June 30, 2009, is included in “Licenses, manufacturing access fees and other assets, net” on the Company’s consolidated balance sheets.
Equity investment in private company
     In 2006, the Company invested in Qualigen, Inc. (“Qualigen”), a private company. The valuation of investments in non-public companies requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity and the long-term nature of such assets. The Company’s equity investments in private companies are valued initially based upon the transaction price under the cost method of accounting. Equity investments in non-public companies are classified as Level 3 in the fair value hierarchy. The Company’s investment in Qualigen, which totaled approximately $5.4 million as of June 30, 2009, is included in “Licenses, manufacturing access fees and other assets, net” on the consolidated balance sheets.
     The Company records impairment charges when an investment has experienced a decline that is deemed to be other-than-temporary. The determination that a decline is other-than-temporary is, in part, subjective and influenced by many factors. Future adverse changes in market conditions or poor operating results of investees could result in losses or an inability to recover the carrying value of the investments, thereby possibly requiring impairment charges in the future. When assessing investments in private companies for an other-than-temporary decline in value, the Company considers many factors, including, but not limited to, the following: the share price from the investee’s latest financing round, the performance of the investee in relation to its own operating targets and its business plan, the investee’s revenue and cost trends, the investee’s liquidity and cash position, including its cash burn rate, and market acceptance of the investee’s products and services. From time to time, the Company may consider third party evaluations or valuation reports. The Company also considers new products and/or services that the investee may have forthcoming, any significant news specific to the investee, the investee’s competitors and/or industry and the outlook of the overall industry in which the investee operates. In the event the Company’s judgments change as to other-than temporary declines in value, the Company may record an impairment loss, which could have an adverse effect on its results of operations. During the third quarter of 2008, the Company recorded an impairment charge of $1.6 million against its investment in Qualigen.

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
Note 6 — Balance sheet information
     The following tables provide details of selected balance sheet items as of June 30, 2009 and December 31, 2008 (in thousands):
Inventories

	June 30,	December 31,
	2009	2008
Raw materials and supplies	$10,114	$8,529
Work in process	21,744	24,945
Finished goods	24,597	20,932

	$56,455	$54,406

Property, plant and equipment, net

	June 30,	December 31,
	2009	2008
Land	$19,258	$18,804
Building	80,391	80,426
Machinery and equipment	174,364	153,211
Building improvements	42,241	34,592
Furniture and fixtures	17,241	16,270
Construction in-progress	558	19

Property, plant and equipment, at cost	334,053	303,322
Less accumulated depreciation and amortization	(180,286)	(161,400)

Property, plant and equipment, net	$153,767	$141,922

Purchased intangible assets, net

	June 30,	December 31,
	2009	2008
Purchased intangible assets, at cost	$92,566	$33,636
Less accumulated amortization	(34,636)	(33,338)

Purchased intangible assets, net	$57,930	$298

Licenses, manufacturing access fees and other assets, net

	June 30,	December 31,
	2009	2008
Patents	$14,596	$13,962
Licenses and manufacturing access fees	59,595	64,507
Investment in Qualigen	5,404	5,404
Investment in DiagnoCure	5,000	—
Other assets	6,097	3,611

Licenses and manufacturing access fees and other assets, at cost	90,692	87,484
Less accumulated amortization	(28,241)	(31,174)

Licenses and manufacturing access fees and other assets, net	$62,451	$56,310

Other accrued expenses

	June 30,	December 31,
	2009	2008
Royalties	$3,181	$985
Professional fees	2,923	1,494
Warranty	821	923
Other	4,058	625

Other accrued expenses	$10,983	$4,027

Note 7 — Marketable securities
     The Company’s available-for-sale securities include tax advantaged municipal securities with a minimum Moody’s credit rating of A3 and a minimum Standard & Poor’s credit rating of A-. As of June 30, 2009, the Company did not hold auction rate securities. The Company’s investment policy limits the effective maturity on individual securities to six years and an average portfolio maturity to three years. At June 30, 2009, the Company’s portfolios had an average term of three years and an average credit quality of AA2 as defined by Moody’s.
     The following is a summary of the Company’s marketable securities as of June 30, 2009 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Municipal securities	$334,114	$2,143	$(522)	$335,735

     The following table shows the estimated fair values and gross unrealized losses for the Company’s investments in individual securities that have been in a continuous unrealized loss position deemed to be temporary for less than 12 months and for more than 12 months as of June 30, 2009 (in thousands):

	Less than 12 Months		More than 12 Months
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses
Municipal securities	$92,149	$(227)	$17,681	$(295)

     The unrealized losses on certain of the Company’s investments in municipal securities were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investments. The Company does not consider its investments in municipal securities with a current unrealized loss position to be other-than-temporarily impaired at June 30, 2009 since the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost. However, investments in an unrealized loss position deemed to be temporary at June 30, 2009 that have a contractual maturity of greater than 12 months have been classified as non-current marketable securities under the caption “Marketable securities, net of current portion,” reflecting the Company’s current intent and ability to hold such investments to maturity.

     The following table shows the current and non-current classification of the Company’s marketable securities as of June 30, 2009 and December 31, 2008 (in thousands):

	June 30,	December 31,
	2009	2008
Current	$230,698	$371,276
Non-current	105,037	73,780

Total municipal securities	$335,735	$445,056

     When assessing marketable securities for other-than-temporary declines in value, the Company considers factors including: the significance of the decline in value compared to the cost basis; the underlying factors contributing to a decline in the prices of securities in a single asset class; how long the market value of the investment has been less than its cost basis; any market conditions that impact liquidity; the views of external investment managers; any news or financial information that has been released specific to the investee; and the outlook for the overall industry in which the investee operates.
     The following table shows the gross realized gains and losses from the sale of marketable securities, based on the specific identification method, for the three and six month periods ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Proceeds from sale of marketable securities	$197,284	$14,862	$270,943	$29,267

Gross realized gains	$6,644	$89	$8,516	$407
Gross realized losses	(28)	(22)	(455)	(22)

Net realized gain	$6,616	$67	$8,061	$385

Note 8 — Short-term borrowings
     In February 2009, the Company entered into a credit agreement with Bank of America, which provided for a one-year senior secured revolving credit facility in an amount of up to $180.0 million that is subject to a borrowing base formula. The revolving credit facility has a sub-limit for the issuance of letters of credit in a face amount of up to $10.0 million. Advances under the revolving credit facility are intended to be used to consummate the Company’s acquisition of Tepnel and for other general corporate purposes. At the Company’s option, loans accrue interest at a per annum rate based on, either: the base rate (the base rate is defined as the greatest of (i) the federal funds rate plus a margin equal to 0.50%, (ii) Bank of America’s prime rate and (iii) the London Interbank Offered Rate (“LIBOR”) plus a margin equal to 1.00%); or LIBOR plus a margin equal to 0.60%, in each case for interest periods of 1, 2, 3 or 6 months as selected by the Company. In connection with the credit agreement, the Company also entered into a security agreement, pursuant to which the Company secured its obligations under the credit agreement with a first priority security interest in the securities, cash and other investment property held in specified accounts maintained by Merrill Lynch, Pierce, Fenner & Smith Incorporated, an affiliate of Bank of America.
     In March 2009, the Company borrowed $170.0 million under the revolving credit facility in anticipation of funding the Company’s acquisition of Tepnel. Also in March 2009, the Company and Bank of America amended the credit agreement to increase the amount that the Company can borrow from time to time under the credit agreement from $180.0 million to $250.0 million.
     In April 2009, the Company borrowed an additional $70.0 million under its revolving credit facility with Bank of America and used approximately $137.1 million of such borrowings (based on the then applicable exchange rate) to fund the Company’s acquisition of Tepnel. As of June 30, 2009, the total principal amount outstanding under the revolving credit facility was $240.0 million.
     In connection with the execution of the credit agreement with Bank of America, the Company terminated the commitments under its unsecured bank line of credit with Wells Fargo Bank, N.A., effective as of February 27, 2009. There were no amounts outstanding under the Wells Fargo Bank line of credit as of the termination date.
     As a result of the Tepnel acquisition, the Company assumed Tepnel’s pre-existing fixed rate term loan, which accrues interest at an effective rate of 6.6%. As of June 30, 2009, the outstanding principal amount under this loan was £0.5 million, or $0.9 million based on the exchange rate of £1 to $1.65 as of the balance sheet date. The Company intends to pay off this debt within the next 12 months.

Note 9 — Income tax
     As of June 30, 2009, the Company had total gross unrecognized tax benefits of $6.5 million. The amount of unrecognized tax benefits (net of the federal benefit for state taxes) that would favorably affect the Company’s effective income tax rate, if recognized, was $4.9 million. Material filings subject to future examination are the Company’s California returns filed for the 2005 through 2007 tax years, and the U.S. federal returns filed for the 2006 and 2007 tax years.
Note 10 — Stockholders’ equity
     Changes in stockholders’ equity for the six months ended June 30, 2009 were as follows (in thousands):

Balance at December 31, 2008	$813,760
Net income	45,562
Other comprehensive income, net	1,172
Proceeds from the issuance of common stock	1,700
Proceeds from the issuance of common stock through ESPP	2,077
Proceeds from the issuance of common stock to board members	90
Repurchase and retirement of common stock	(105,577)
Repurchase and retirement of restricted stock for payment of taxes	(38)
Stock-based compensation	11,330
Excess tax benefit from stock-based compensation	702

Balance at June 30, 2009	$770,778

Comprehensive income
     In accordance with SFAS No. 130, “Reporting Comprehensive Income,” all components of comprehensive income, including net income, are reported in the consolidated financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income and other comprehensive income, which includes certain changes in stockholders’ equity, such as foreign currency translation of the Company’s wholly owned subsidiaries’ financial statements and unrealized gains and losses on available-for-sale securities, are reported, net of their related tax effect, to arrive at comprehensive income.
     Components of comprehensive income, net of income tax, for the three and six month periods ended June 30, 2009 and 2008 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net income, as reported	$19,815	$24,791	$45,562	$56,736

Other comprehensive (loss) income:
Foreign currency translation adjustment	3,419	9	3,359	84
Change in net unrealized gain on available-for-sale securities during the period	(311)	(2,758)	3,053	(1,275)
Reclassification adjustments:
Net realized gains on available-for-sale securities	(4,300)	(44)	(5,240)	(250)

Total other comprehensive (loss) income, net	(1,192)	(2,793)	1,172	(1,441)

Comprehensive income	$18,623	$21,998	$46,734	$55,295

Stock options
     A summary of the Company’s stock option activity during the six months ended June 30, 2009 for all equity incentive plans is as follows (in thousands, except price per share data and number of years):

			Weighted
			Average
			Remaining	Aggregate
	Number of	Weighted Average	Contractual	Intrinsic
	Shares	Exercise Price	Life (Years)	Value
Outstanding at December 31, 2008	5,657	$44.12
Granted	267	42.29
Exercised	(85)	20.05
Cancelled	(71)	54.22

Outstanding at June 30, 2009	5,768	$44.26	4.6	$31,723

Exercisable at June 30, 2009	3,855	$38.91	4.1	$31,128

Restricted Stock
     A summary of the Company’s restricted stock activity during the six months ended June 30, 2009 for all equity incentive plans is as follows (in thousands, except price per share data):

		Weighted
		Average
	Number of	Grant-Date
	Shares	Fair Value
Unvested at December 31, 2008	294	$57.51
Granted	22	43.72
Vested and exercised	(10)	50.10
Forfeited	(6)	52.04

Unvested at June 30, 2009	300	$56.87

Stock Repurchase Program
     In August 2008, the Company’s Board of Directors authorized the repurchase of up to $250.0 million of the Company’s common stock over the two years following adoption of the program, through negotiated or open market transactions. There is no minimum or maximum number of shares to be repurchased under the program. During the three months ended June 30, 2009, the Company repurchased and retired approximately 1,602,000 shares under this program at an average price of $43.66, or approximately $70.0 million in total. As of June 30, 2009, the Company has repurchased and retired approximately 4,182,000 shares since the program’s inception at an average price of $43.17, or approximately $180.5 million in total. When stock is repurchased and retired, the amount paid in excess of par value is recorded to additional paid-in capital.
Note 11 — Contingencies
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
Note 12 — Derivative financial instruments
     The Company enters into foreign currency forward contracts to reduce its exposure to foreign currency fluctuations of certain assets and liabilities denominated in foreign currencies. These forward contracts have a maturity of approximately 30 days and have not been designated as hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activity.” Accordingly, these instruments are marked to market at each balance sheet date with changes in fair value recognized in earnings under the caption “other income/(expense).”
     The following table reflects the effect of these derivative instruments on the consolidated statements of income for the three and six month periods ended June 30, 2009 and 2008 (in thousands):

		Three Months Ended		Six Months Ended
	Location of gain/(loss)	June 30,		June 30,
Derivatives not designated as hedging instruments under SFAS No. 133:	recognized in income	2009	2008	2009	2008
Foreign currency forward contracts	Other income/(expense)	$(897)	$—	$(635)	$—

     The Company did not have any foreign currency forward contracts outstanding at June 30, 2009.

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
     The following information should be read in conjunction with our June 30, 2009 consolidated financial statements and related notes included elsewhere in this quarterly report and with our consolidated financial statements and related notes for the year ended December 31, 2008 and the related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2008. We also urge you to review and consider our disclosures describing various risks that may affect our business, which are set forth under the heading “Risk Factors” in this quarterly report and in our Annual Report on Form 10-K for the year ended December 31, 2008.
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
     We have achieved strong growth in both revenues and earnings since we became a public company in 2002, primarily due to the success of our clinical diagnostic products for sexually transmitted diseases, or STDs, and blood screening products that are used to detect the presence of human immunodeficiency virus (type 1), or HIV-1, hepatitis C virus, or HCV, hepatitis B virus, or HBV, and West Nile Virus, or WNV. Under our collaboration agreement with Novartis Vaccines and Diagnostics, Inc., or Novartis, formerly known as Chiron Corporation, or Chiron, we manufacture blood screening products, while Novartis is responsible for marketing, sales and service of those products, which Novartis sells under its trademarks.
     On April 8, 2009, we completed the acquisition of Tepnel Life Sciences plc (now Gen-Probe Life Sciences Ltd.) and its subsidiaries, or Tepnel, a UK-based international life sciences products and services company which has two principal businesses, molecular diagnostics and research products and services. We believe the acquisition of Tepnel will provide us access to growth opportunities in transplant diagnostics, genetic testing and pharmaceutical services, as well as accelerate our ongoing strategic efforts to strengthen our marketing and sales, distribution and manufacturing capabilities in Europe. The results of Tepnel’s operations have been included in our consolidated financial statements beginning in April 2009.
Recent Events
     Financial Results
     Product sales for the second quarter of 2009 were $116.8 million, compared to $113.7 million in the same period of the prior year, an increase of 3%. Total revenues for the second quarter of 2009 were $120.5 million, compared to $119.8 million in the same period of the prior year, an increase of 1%. Net income for the second quarter of 2009 was $19.8 million ($0.38 per diluted share), compared to $24.8 million ($0.45 per diluted share) in the same period of the prior year, a decrease of 20%.
     Product sales for the first six months of 2009 were $229.3 million, compared to $215.2 million in the same period of the prior year, an increase of 7%. Total revenues for the first six months of 2009 were $236.7 million, compared to $242.4 million in the same period of the prior year, a decrease of 2%. Net income for the first six months of 2009 was $45.6 million ($0.87 per diluted share), compared to $56.7 million ($1.03 per diluted share) in the same period of the prior year, a decrease of 20%.

     Our total revenues, net income and fully diluted earnings per share in the first six months of 2009 included $8.2 million of one-time revenue associated with the renegotiation of our collaboration agreement with Novartis, as well as Tepnel’s results of operations which were not included in the comparable prior year period. In contrast, the first six months of 2008 included $16.4 million of royalty and license revenue associated with the settlement payment received from Bayer (now Siemens Healthcare Diagnostics) which was recorded in the first quarter of 2008.
     Acquisition of Tepnel Life Sciences plc
     In April 2009, we completed our acquisition of Tepnel. The acquisition was consummated pursuant to a court-sanctioned scheme of arrangement under Part 26 of the UK Companies Act 2006. As a result of the acquisition, Tepnel became a wholly owned subsidiary of Gen-Probe Incorporated.
     Upon consummation of the acquisition, each issued ordinary share of Tepnel was cancelled and converted into the right to receive 27.1 pence in cash, or approximately $0.40 based on the exchange rate of £1 to $1.48 as of the closing date. In connection with the acquisition, the holders of issued and outstanding Tepnel capital stock, options and warrants received total net cash of approximately £92.8 million, or approximately $137.1 million based on the exchange rate of £1 to $1.48 as of the closing date. The acquisition was financed through amounts borrowed under a senior secured revolving credit facility established with Bank of America, N.A., or Bank of America.`
     Amended Collaboration Agreement with DiagnoCure Inc.
     In April 2009, we and DiagnoCure, Inc., or DiagnoCure, entered into an amendment to the License, Development and Cooperation Agreement originally signed by the parties on November 19, 2003.
     Pursuant to the amendment, we agreed to use our commercially reasonable efforts to obtain United States Food and Drug Administration, or FDA, approval of specified PCA3 assays and to file an application with the FDA for regulatory approval of a PCA3 assay in the United States by a specified date. In addition, we agreed to make annual payments of $0.5 million to DiagnoCure until specific milestones are met. After our cumulative net sales of licensed products exceed $50.0 million, half of the annual payments may be applied against future royalties due and payable to DiagnoCure under our agreement with DiagnoCure.
     In addition, pursuant to the terms of the amendment, in April 2009 we paid $5.0 million to purchase 4.9 million shares of newly issued DiagnoCure preferred stock, which is convertible, in whole or in part at our election, into DiagnoCure common stock.
     Credit Agreement
     In February 2009, we entered into a credit agreement with Bank of America, which provided for a one-year senior secured revolving credit facility in an amount of up to $180.0 million that is subject to a borrowing base formula. The revolving credit facility has a sub-limit for the issuance of letters of credit in a face amount of up to $10.0 million. Advances under the revolving credit facility are intended to be used to consummate our acquisition of Tepnel and for other general corporate purposes. At our option, loans accrue interest at a per annum rate based on, either: the base rate (the base rate is defined as the greatest of (i) the federal funds rate plus a margin equal to 0.50%, (ii) Bank of America’s prime rate and (iii) the London Interbank Offered Rate, or LIBOR, plus a margin equal to 1.00%); or LIBOR plus a margin equal to 0.60%, in each case for interest periods of 1, 2, 3 or 6 months as selected by us. In connection with the credit agreement, we also entered into a security agreement, pursuant to which we secured our obligations under the credit agreement with a first priority security interest in the securities, cash and other investment property held in specified accounts maintained by Merrill Lynch, Pierce, Fenner & Smith Incorporated, an affiliate of Bank of America.
     In March 2009, we borrowed $170.0 million under the revolving credit facility in anticipation of funding the acquisition of Tepnel. Also in March 2009, we amended the credit agreement with Bank of America to increase the amount that we may borrow from time to time under the credit agreement from $180.0 million to $250.0 million.
     In April 2009, we borrowed an additional $70.0 million under the revolving credit facility with Bank of America and used approximately $137.1 million of such borrowings (based on the then applicable exchange rate) to fund our acquisition of Tepnel. As of June 30, 2009, the total principal amount outstanding under the revolving credit facility was $240.0 million.
     In connection with the execution of the credit agreement with Bank of America, we terminated the commitments under our unsecured bank line of credit with Wells Fargo Bank, N.A., effective as of February 27, 2009. There were no amounts outstanding under this line of credit as of the termination date.

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
     The 1998 Agreement provided that we were solely responsible for manufacturing costs incurred in connection with the collaboration, while Novartis was responsible for sales and marketing expenses associated with the collaboration. Amendment No. 11 provides that, effective January 1, 2009, we will recover 50% of our cost of product sales incurred in connection with the collaboration, which is recorded in the form of revenue. In addition, we will receive a percentage of the blood screening assay revenue generated under the collaboration, as described below.
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
     Stock Repurchase Program
     In August 2008, our Board of Directors authorized the repurchase of up to $250.0 million of our common stock over the two years following adoption of the program, through negotiated or open market transactions. There is no minimum or maximum number of shares to be repurchased under the program. During the three months ended June 30, 2009, we repurchased and retired approximately 1,602,000 shares under this program at an average price of $43.66, or approximately $70.0 million in total. From its inception through June 30, 2009, we have repurchased and retired approximately 4,182,000 shares under this program at an average price of $43.17, or approximately $180.5 million in total.
Critical accounting policies and estimates
     Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, the collectability of accounts receivable, and the valuation of the following: stock-based compensation; marketable securities; equity investments in publicly and privately held companies; income tax; liabilities associated with employee benefit costs; inventories; goodwill and long-lived assets, including patent costs, capitalized software, purchased intangibles and licenses and manufacturing access fees. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, which form the basis for making judgments about the carrying values of assets and liabilities. Senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of our Board of Directors. Actual results may differ from these estimates.
     We believe there have been no significant changes during the second quarter of 2009 to the items that we disclosed as our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2008, except for the items discussed below.

     Marketable securities
     The primary objectives of our marketable security investment portfolio are liquidity and safety of principal. Investments are made with the goal of achieving the highest rate of return consistent with these two objectives. Our investment policy limits investments to certain types of debt and money market instruments issued by institutions primarily with investment grade credit ratings and places restrictions on maturities and concentration by type and issuer.
     We periodically review our available-for-sale securities for other-than-temporary declines in fair value below the cost basis, or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. When assessing marketable securities for other-than-temporary declines in value, we consider factors including: the significance of the decline in value compared to the cost basis; the underlying factors contributing to a decline in the prices of securities in a single asset class; how long the market value of the investment has been less than its cost basis; any market conditions that impact liquidity; the views of external investment managers; any news or financial information that has been released specific to the investee; and the outlook for the overall industry in which the investee operates.
     We do not consider our investments in municipal securities with a current unrealized loss position to be other-than-temporarily impaired at June 30, 2009 since we do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost. However, investments in an unrealized loss position deemed to be temporary at June 30, 2009 that have a contractual maturity of greater than 12 months have been classified as non-current marketable securities under the caption “Marketable securities, net of current portion,” reflecting our current intent and ability to hold such investments to maturity.
     Adoption of recent accounting pronouncements
     EITF Issue No. 07-1
     Effective January 1, 2009, we adopted Emerging Issues Task Force, or EITF, Issue No. 07-1, “Accounting for Collaborative Agreements Related to the Development and Commercialization of Intellectual Property.” EITF Issue No. 07-1 defines collaborative agreements as a contractual arrangement in which the parties are active participants to the arrangement and are exposed to the significant risks and rewards that are dependent on the ultimate commercial success of the endeavor. Additionally, it requires that revenue generated and costs incurred on sales to third parties as it relates to a collaborative agreement be recognized as gross or net based on EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” Essentially, this requires the party that is identified as the principal participant in a transaction to record the transaction on a gross basis in its financial statements. It also requires payments between participants to be accounted for in accordance with already existing generally accepted accounting principles, unless none exist, in which case a reasonable, rational, consistent method should be used. The adoption of this statement did not have an impact on our consolidated financial statements, as all agreements were in compliance with this standard prior to its adoption.
     SFAS No. 160
     Effective January 1, 2009, we adopted Statement of Financial Accounting Standards, or SFAS, No. 160, “Non-controlling Interests in Consolidated Financial Statements (an amendment of Accounting Research Bulletin No. 51).” SFAS No. 160 requires that non-controlling (minority) interests be reported as a component of equity, that net income attributable to the parent and to the non-controlling interest be separately identified in the income statement, that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and that any retained non-controlling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value. As of June 30, 2009, we did not have any consolidated subsidiaries in which we had a non-controlling interest, and therefore adoption of this statement did not have an impact on our consolidated financial statements.
     SFAS No. 141(R)
     Effective January 1, 2009, we adopted SFAS No. 141(R), “Business Combinations.” SFAS No. 141(R) changes the requirements for an acquirer’s recognition and measurement of the assets acquired and liabilities assumed in a business combination, including the treatment of contingent consideration, pre-acquisition contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under SFAS No. 141(R), changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. See Note 2 — Business combination, of the Notes to the Consolidated Financial Statements included in Item 1 of Part I of this report for the impact of the adoption of SFAS No. 141(R) on our financial results as of June 30, 2009.

     SFAS No. 161
     Effective January 1, 2009, we adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” SFAS No. 161 requires enhanced disclosures regarding derivatives and hedging activities, including: (a) the manner in which an entity uses derivative instruments; (b) the manner in which derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities;” and (c) the effect of derivative instruments and related hedged items on an entity’s financial position, financial performance, and cash flows. Because this statement relates specifically to disclosure requirements, there was no impact on our consolidated financial statements as a result of its adoption.
     EITF Issue No. 03-6-1
     Effective January 1, 2009, we adopted Financial Accounting Standards Board, or FASB, Staff Position EITF Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” EITF Issue No. 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in SFAS No. 128, “Earnings per Share.” There was no material impact on our consolidated financial statements as a result of the adoption of EITF Issue No. 03-6-1.
     FSP SFAS No. 115-2
     Effective April 1, 2009, we adopted FASB Staff Position, or FSP, SFAS No. 115-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP SFAS No. 115-2 modifies the guidance to determine whether the impairment of a debt security is other-than-temporary. This new standard also amends the presentation and disclosure requirements of other-than-temporarily impaired debt and equity securities in the financial statements. The adoption of this statement did not have an effect on our consolidated financial statements since any impairment on marketable securities is not considered to be other-than-temporary.
     FSP SFAS No. 107-1
     Effective April 1, 2009, we adopted FSP SFAS No. 107-1 and Accounting Principles Board, or APB, Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP SFAS No. 107-1 extends the disclosure requirements of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to interim financial statements of publicly traded companies. Because this position relates specifically to disclosure requirements, there was no impact on our consolidated financial statements as a result of its adoption.
     SFAS No. 165
     Effective June 30, 2009, we adopted SFAS No. 165, “Subsequent Events.” The standard does not require significant changes regarding recognition or disclosure of subsequent events, but does require disclosure of the date through which subsequent events have been evaluated for disclosure and recognition. Because this statement relates specifically to disclosure requirements, there was no impact on our consolidated financial statements as a result of its adoption.
     Pending adoption of recent accounting pronouncements
     SFAS No. 168
     In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162,” which establishes the FASB Accounting Standards Codification, or the Codification. The Codification supersedes all existing accounting standard documents and will become the single source of authoritative non-governmental U.S. GAAP. All other accounting literature not included in the Codification will be considered non-authoritative. The Codification was implemented on July 1, 2009 and will be effective for interim and annual periods ending after September 15, 2009. Because this statement relates specifically to disclosure requirements, we do not expect any impact on our consolidated financial statements as a result of its adoption.

Results of Operations
Product Sales

(Dollars in millions)	Three Months Ended June 30,				Six Months Ended June 30,
	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
Clinical diagnostics	$67.8	$57.2	$10.6	19%	$127.4	$109.7	$17.7	16%
Blood screening	45.8	56.5	(10.7)	(19)%	98.7	105.5	(6.8)	(6)%
Research products and services	3.2	—	3.2	N/M	3.2	—	3.2	N/M

Product Sales	$116.8	$113.7	$3.1	3%	$229.3	$215.2	$14.1	7%

As a percent of total revenues	97%	95%			97%	89%

     Our primary source of revenue comes from product sales, which consist primarily of the sale of clinical diagnostic and blood screening products in the United States and throughout the world. Our clinical diagnostic product sales consist primarily of our APTIMA, PACE, AccuProbe and Amplified Mycobacterium Tuberculosis Direct Test product lines, as well as sales of transplant diagnostics and genetic testing products acquired as part of our recent acquisition of Tepnel, which are primarily sold under the LIFEMATCH and Elucigene trademarks. The principal customers for our clinical diagnostics products include reference laboratories, public health institutions and hospitals. The blood screening assays and instruments we manufacture are marketed and distributed worldwide through our collaboration with Novartis under the Procleix and Ultrio trademarks.
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
     Product sales increased by 3% and 7% in the three and six months ended June 30, 2009, respectively, as compared to the same periods of 2008. In each case, the increase was primarily attributed to additional product sales as a result of our recent acquisition of Tepnel and higher APTIMA assay sales, partially offset by lower blood screening sales, primarily due to lower shipments and unfavorable exchange rate impacts.
     Diagnostic product sales
     The increase in diagnostic product sales in the three and six months ended June 30, 2009 compared to the same periods of the prior year is primarily attributed to the addition of transplant diagnostic and genetic testing product sales resulting from our acquisition of Tepnel, volume gains in our APTIMA product line as the result of PACE conversions, market share gains we attribute to the superior clinical performance of our APTIMA assays, and the availability of our fully automated TIGRIS instrument.
     In general, the price of our amplified APTIMA test is twice that of our non-amplified PACE product, thus the conversion from PACE to APTIMA drives an overall increase in product sales even if underlying testing volumes remain the same.
     During the three and six months ended June 30, 2009, diagnostic product sales were negatively affected by unfavorable estimated exchange rate impacts of $1.2 million and $2.7 million, respectively, due to a stronger United States dollar.

     Blood screening related sales
     The decrease in blood screening related sales in the three and six months ended June 30, 2009 compared to the same periods of the prior year is primarily attributed to test demand fluctuations from our partner Novartis. Second quarter 2008 blood screening test demand and the related shipment of tests was $8.8 million higher than the second quarter of 2009, primarily associated with higher WNV test demand and the additional tests required for the Ultrio post-marketing yield study which concluded at the end of 2008, as well as lower shipments of the Procleix Ultrio HIV-1/HCV assay in the six months ended June 30, 2009 as customers prepare to adopt the Procleix Ultrio assay. In addition, in the prior year period we recorded $2.6 million related to historical revenue adjustments as a result of our amended collaboration agreement with Novartis.
     During the three and six months ended June 30, 2009, blood screening related product sales were negatively affected by unfavorable estimated exchange rate impacts of $3.1 million and $5.8 million, respectively, due to a stronger United States dollar.
     Research Products and Services
     As a result of our acquisition of Tepnel, we have a new category of product sales, which we refer to as “Research products and services.” These sales represent outsourcing services for pharmaceutical, biotechnology, and healthcare industries, including nucleic acid purification and analysis services, as well as the sale of monoclonal antibodies and food testing kits. These sales totaled $3.2 million for the three and six months ended June 30, 2009.
Collaborative research revenue

(Dollars in millions)	Three Months Ended June 30,				Six Months Ended June 30,
	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
Collaborative Research Revenue	$2.2	$4.6	$(2.4)	(52)%	$3.9	$7.1	$(3.2)	(45)%

As a percent of total revenues	2%	4%			2%	3%

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
     The costs associated with collaborative research revenue are based on fully burdened full-time equivalent rates and are reflected in our consolidated statements of income under the captions “Research and development,” “Marketing and sales” and “General and administrative,” based on the nature of the costs. We do not separately track all of the costs applicable to collaborations and, therefore, are not able to quantify all of the direct costs associated with collaborative research revenue.
     Collaborative research revenue decreased 52% and 45% in the three and six months ended June 30, 2009, respectively, as compared to the same periods of 2008. In each case, the decrease was primarily due to $2.7 million of previously deferred milestone revenue received in the prior year period from 3M Corporation, or 3M, related to our healthcare-associated infection collaboration which ended in June 2008, partially offset by increased reimbursements from Novartis for shared development expenses, primarily attributable to development efforts for the Panther instrument.
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

Royalty and license revenue

(Dollars in millions)	Three Months Ended June 30,				Six Months Ended June 30,
	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
Royalty and License Revenue	$1.5	$1.5	$—	0%	$3.5	$20.1	$(16.6)	(83)%

As a percent of total revenues	1%	1%			1%	8%

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
     Royalty and license revenue in the second quarter of 2009 was unchanged compared to the second quarter of 2008.
     Royalty and license revenue decreased 83% in the first six months of 2009 compared to the same period of the prior year. The $16.6 million decrease was primarily due to the $16.4 million settlement payment received from Bayer during the first quarter of 2008. Bayer has now paid all amounts due to us under our settlement agreement.
     Royalty and license revenue may fluctuate based on the nature of the related agreements and the timing of receipt of license fees. Results in any one period are not necessarily indicative of results to be achieved in the future. In addition, our ability to generate additional royalty and license revenue will depend, in part, on our ability to market and commercialize our technologies.
Cost of product sales

(Dollars in millions)	Three Months Ended June 30,				Six Months Ended June 30,
	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
Cost of Product Sales	$38.3	$32.5	$5.8	18%	$71.6	$65.1	$6.5	10%

Gross profit margin as a percent of product sales	67%	71%			69%	70%

     Cost of product sales includes direct material, direct labor, and manufacturing overhead associated with the production of inventories. Other components of cost of product sales include royalties, warranty costs, instrument and software amortization and allowances for scrap. Cost of product sales excludes the amortization of acquisition-related intangibles.
     In addition, we manufacture significant quantities of materials, development lots, and clinical trial lots of product prior to receiving approval from the FDA for commercial sale. The majority of costs associated with development lots are classified as research and development, or R&D, expense. The portion of a development lot that is manufactured for commercial sale outside the United States is capitalized to inventory and classified as cost of product sales upon shipment.
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
     Cost of sales increased 18% in the second quarter of 2009 compared to the second quarter of 2008. The $5.8 million increase was primarily due to an additional $4.4 million in cost of product sales as a result of our recent acquisition of Tepnel and an increase of $3.0 million attributed to manufacturing variances related to changes in production volumes, partially offset by a decrease of $2.9 million attributed to lower blood screening shipment volume.
     Cost of sales increased 10% in the six months ended June 30, 2009, compared to the same period of the prior year. The $6.5 million increase was primarily due to an additional $4.4 million in cost of product sales as a result of our recent acquisition of Tepnel, an increase of $4.7 million attributed to manufacturing variances related to changes in production volumes and an increase of $1.7 million related to increased APTIMA sales, partially offset by a decrease of $3.5 million attributed to lower blood screening shipment volume and a decrease of $3.5 million related to lower instrument sales and instrument related costs.

     Our gross profit margin as a percentage of product sales decreased to 67% and 69% in the three and six months ended June 30, 2009, respectively, from 71% and 70% during the same periods of 2008. The decreases in gross profit margin percentages were principally attributed to the following:
•	lower overall gross margin percentages for the recently acquired Tepnel business;

•	an increase in cost of sales related to changes in production volumes; and

•	an increase in the amortization of intellectual property associated with the commercialization of our CE-marked APTIMA HPV assay; partially offset by

•	an increase in instrumentation margins.
     Cost of product sales may fluctuate significantly in future periods based on changes in production volumes for both commercially approved products and products under development or in clinical trials. Cost of product sales is also affected by manufacturing efficiencies, allowances for scrap or expired materials, additional costs related to initial production quantities of new products after achieving FDA approval, and contractual adjustments, such as instrumentation costs, instrument service costs and royalties.
     A portion of our blood screening revenues is attributable to sales of TIGRIS instruments to Novartis, which totaled $4.8 million and $6.9 million during the first six months of 2009 and 2008, respectively. Under our collaboration agreement with Novartis, we sell TIGRIS instruments to them at prices that approximate cost and share in profits of end-user sales in the United States. These instrument sales, therefore, negatively impact our gross margin percentage in the periods when they occur, but are a necessary precursor to increased sales of blood screening assays in the future.
     We believe certain blood screening markets are trending from pooled testing of large numbers of donor samples to smaller pool sizes. A greater number of tests will be required in markets where smaller pool sizes are used. The greater number of tests required for smaller pool sizes will increase our variable manufacturing costs, including costs of raw materials and labor. In 2008, we were responsible for 100% of the cost of product sales pursuant to our collaboration agreement with Novartis. Effective January 1, 2009, our amended collaboration agreement with Novartis provides that we will recover 50% of our cost of product sales incurred in connection with the collaboration, which is recorded in the form of revenue. If the price per donor or total sales volume does not increase in line with the increase in our total variable manufacturing costs, our gross profit margin percentage from sales of blood screening assays will decrease upon adoption by a customer of smaller pool sizes. We have already observed this trend with respect to certain sales internationally. We are not able to predict accurately the ultimate extent to which our gross profit margin percentage will be negatively affected as a result of smaller pool sizes, because we do not know the ultimate selling price that Novartis will charge to the end user or the degree to which smaller pool size testing will be adopted across the markets in which we sell our products.
Acquisition-related intangibles amortization

(Dollars in millions)	Three Months Ended June 30,				Six Months Ended June 30,
	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
Acquisition-related intangibles amortization	$1.1	$—	$1.1	N/M	$1.1	$—	$1.1	N/M

As a percent of total revenues	1%	0%			0%	0%

     Amortization expense related to purchased intangible assets was $1.1 million during the three and six months ended June 30, 2009 as a result of our acquisition of Tepnel. Intangible assets are amortized using the straight-line method over their estimated useful lives, which range from 10 to 20 years. For details on the intangible assets acquired as part of our acquisition of Tepnel, please refer to Note 2 — Business combination, of the Notes to the Consolidated Financial Statements included in Item 1 of Part I of this report.
Research and development

(Dollars in millions)	Three Months Ended June 30,				Six Months Ended June 30,
	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
Research and Development	$26.1	$29.4	$(3.3)	(11)%	$51.1	$52.4	$(1.3)	(2)%

As a percent of total revenues	22%	25%			22%	22%

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

We expect to incur additional costs associated with our research and development activities. The additional costs include the development and validation activities for our PCA3 and HPV assays, development of our Panther instrument, our fully automated system for low and mid-volume laboratories, assay integration activities for Panther, development and validation of assays for blood screening and ongoing research and early stage development activities. Although total R&D expenditures may increase over time, we expect that our R&D expenses as a percentage of total revenues will decline in future years.
     R&D expenses decreased 11% in the second quarter of 2009 compared to the second quarter of 2008. The $3.3 million decrease was primarily due to a $3.5 million impairment charge recorded in the second quarter of 2008 associated with our Corixa license agreement.
     R&D expenses decreased 3% in the six months ended June 30, 2009 compared to the same period of the prior year. The $1.4 million decrease was primarily due to a $3.5 million impairment charge recorded in the second quarter of 2008 associated with our Corixa license agreement, partially offset by increased spending for clinical evaluations and outside services associated with our HPV clinical trial.
Marketing and sales

(Dollars in millions)	Three Months Ended June 30,				Six Months Ended June 30,
	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
Marketing and Sales	$14.0	$11.4	$2.6	23%	$25.1	$23.4	$1.7	7%

As a percent of total revenues	12%	10%			11%	10%

     Our marketing and sales expenses include salaries and other personnel-related expenses, promotional expenses, and outside services.
     Marketing and sales expenses increased 23% and 7% in the three and six months ended June 30, 2009, respectively, compared to the same periods of the prior year. These increases are primarily attributed to the addition of $1.8 million in marketing and sales expenses as a result of our recent acquisition of Tepnel, continued investment in global expansion efforts, primarily in Western Europe, and the related promotion and sale of our CE-marked PCA3 and HPV products.
General and administrative

(Dollars in millions)	Three Months Ended June 30,				Six Months Ended June 30,
	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
General and Administrative	$17.8	$13.7	$4.1	30%	$31.7	$25.6	$6.1	24%

As a percent of total revenues	15%	11%			13%	11%

     Our general and administrative, or G&A, expenses include expenses for finance, legal, strategic planning and business development, public relations and human resources.
     G&A expenses increased 30% and 24% in the three and six months ended June 30, 2009, respectively, compared to the same periods of the prior year. These increases are primarily attributed to the addition of Tepnel’s G&A expenses which totaled $2.7 million in both the three and six months ended June 30, 2009, as well as business development costs associated with the acquisition, which totaled $3.2 million and $4.8 million in the three and six months ended June 30, 2009, respectively.
Total other income, net

(Dollars in millions)	Three Months Ended June 30,				Six Months Ended June 30,
	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
Investment and interest income	$10.1	$3.9	$6.2	159%	$15.0	$8.1	$6.9	85%
Interest expense	(0.7)	—	(0.7)	N/M	(0.9)	—	(0.9)	N/M
Other income / (expense)	(0.9)	(0.2)	(0.7)	N/M	(1.0)	1.3	(2.3)	N/M

Total other income, net	$8.5	$3.7	$4.8	129%	$13.1	$9.4	$3.7	39%

     The above increases in investment and interest income and interest expense are primarily attributable to realized gains on the sale of marketable securities and the borrowings under our credit facility with Bank of America, respectively. The net increase in other expense was primarily attributable to a $1.6 million gain recorded in the first quarter of 2008 resulting from the sale of our equity interest in Molecular Profiling Institute, Inc., offset by unfavorable exchange rate impacts.

Income tax expense

(Dollars in millions)	Three Months Ended June 30,				Six Months Ended June 30,
	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
Income Tax Expense	$11.9	$11.7	$0.2	2%	$23.7	$28.5	$(4.8)	(17)%

As a percent of income before tax	37%	32%			34%	33%

     The increase in our effective tax rate for the three and six months ended June 30, 2009 compared to the same periods of the prior year were primarily due to the following:
•	non-deductible transaction fees related to our acquisition of Tepnel;

•	a decrease in our anticipated tax advantaged interest income for the year; and

•	benefits recognized in the prior year upon settlement of an IRS audit.
     We estimate that our annual effective tax rate for 2009 will be approximately 33% to 35%, compared to the prior year effective tax rate of approximately 34%.
Liquidity and capital resources

	June 30,	December 31,
	2009	2008
	(In thousands)
Cash, cash equivalents and current marketable securities	$464,204	$431,398
Working capital	300,503	506,457
Current ratio	2.0	11.9
     Our working capital at June 30, 2009 decreased $206.0 million from December 31, 2008 primarily due to the current liability created by our credit facility with Bank of America, which was partially offset by the subsequent drawdown on that credit facility as an increase to cash. In April 2009, we used approximately $137.1 million in borrowings under the credit facility to acquire Tepnel. Also contributing to the decrease in working capital was an increase in investments in an unrealized loss position deemed to be temporary at June 30, 2009 that have a contractual maturity of greater than 12 months, which have been classified as non-current marketable securities.
     The primary objectives of our investment policy are liquidity and safety of principal. Consistent with these objectives, investments are made with the goal of achieving the highest rate of return. The policy places emphasis on securities of high credit quality, with restrictions placed on maturities and concentration by security type and issue.
     Our available-for-sale securities include tax advantaged municipal securities with a minimum Moody’s credit rating of A3 and a minimum Standard & Poor’s credit rating of A-. As of June 30, 2009, we did not hold auction rate securities and have never held any such securities. Our investment policy limits the effective maturity on individual securities to six years and an average portfolio maturity to three years. At June 30, 2009, our portfolios had an average term of three years and an average credit quality of AA2 as defined by Moody’s.

	Six Months Ended June 30,
	2009	2008	$ Change
	(In thousands)
Cash provided by (used in):
Operating activities	$74,859	$91,715	$(16,856)
Investing activities	(40,707)	(145,179)	104,472
Financing activities	137,314	10,949	126,365
Purchases of property, plant and equipment (included in investing activities above)	(14,666)	(25,717)	(11,051)
     Our primary source of liquidity has been cash from operations, which includes the collection of accounts and other receivables related to product sales, collaborative research agreements, and royalty and license fees. Additionally, our liquidity was enhanced in the first six months of 2009 by our recently established credit facility with Bank of America, described above under “Recent Events.” Our primary short-term cash needs, which are subject to change, include continued R&D spending to support new products, costs related to commercialization of products and purchases of instrument systems, primarily TIGRIS, for placement with our customers. In addition, we may use cash to continue the repurchase of our common stock under our stock repurchase program, as well as for strategic purchases which may include the acquisition of businesses and/or technologies complementary to our business. Certain R&D costs may be funded under collaboration agreements with our collaboration partners.

     Operating activities provided net cash of $74.9 million for the first six months of 2009, primarily from net income of $45.6 million, net non-cash charges of $28.3 million and an increase in cash from operating assets and liabilities of $1.0 million. Non-cash charges primarily consisted of depreciation of $14.1 million, amortization of intangibles of $5.4 million and stock based compensation expense of $11.4 million.
     Net cash used in investing activities for the first six months of 2009 was $40.7 million. Net cash paid for the acquisition of Tepnel totaled $123.8 million, $14.7 million was used for purchases of property, plant and equipment, and $5.0 million was used to purchase preferred stock in DiagnoCure. These uses of cash were offset by $104.4 million in net proceeds from the sale of marketable securities.
     Net cash provided by financing activities for the first six months of 2009 was $137.3 million, primarily driven by $240.0 million in borrowings under our credit facility, partially offset by $105.6 million used to repurchase and retire approximately 2,477,000 shares of our common stock under our stock repurchase program.
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
Contractual obligations and commercial commitments
     Our contractual obligations due as of June 30, 2009 were as follows (in thousands):

		Less than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Material purchase commitments (1)	$36,442	$19,014	$17,428	$—	$—
Operating leases (2)	5,313	1,037	2,031	1,614	631
Collaborative commitments (3)	5,782	200	3,458	750	1,374
Minimum royalty commitments (4)	9,505	960	3,545	3,090	1,910
Deferred employee compensation (5)	3,291	951	1,108	833	399
Capital leases (6)	943	451	423	69	—

Total(7)	$61,276	$22,613	$27,993	$6,356	$4,314

(1)	Amounts represent our minimum purchase commitments from key vendors for the TIGRIS, Panther and Luminex instruments, as well as raw materials used in manufacturing. Of the $36.4 million total, $25.9 million is expected to be used to purchase TIGRIS instruments, of which we anticipate that approximately $15.4 million of instruments will be sold to Novartis. Not included in the $36.4 million is $6.6 million expected to be used to purchase pre-production and production instruments, and associated tooling, pursuant to our development agreement with Stratec Biomedical Systems AG, or Stratec, for the Panther instrument, as well as potential minimum purchase commitments under our supply agreement with Stratec. Our obligations under the supply agreement are contingent on successful completion of all activities under the development agreement with Stratec.

(2)	Reflects obligations for facilities and vehicles under operating leases in place as of June 30, 2009. Future minimum lease payments are included in the table above.

(3)	In addition to the minimum payments due under our collaborative agreements, we may be required to pay up to $12.2 million in milestone payments, plus royalties on net sales of any products using specified technology. We may also be required to pay up to $5.2 million in future development costs in the form of milestone payments.

(4)	Amounts represent our minimum royalties due on the net sales of products incorporating licensed technology and subject to a minimum annual royalty payment. During the three and six months ended June 30, 2009, we recorded $2.2 million and $3.8 million, respectively, in royalty costs related to our various license agreements.

(5)	We have liabilities for deferred employee compensation which totaled $4.9 million at June 30, 2009. These liabilities are typically dependent upon when certain key employees retire or otherwise leave the Company. Of the $4.9 million, $1.6 million was not included in the table above as we cannot reasonably predict when these events may occur. Total liabilities for deferred employee compensation are partially offset by deferred compensation assets, which totaled $4.7 million at June 30, 2009.

(6)	Reflects obligations on capital leases in place as of June 30, 2009. Interest amounts were not material, therefore, capital lease obligations were shown net of interest expense in the table above.

(7)	Does not include amounts relating to our obligations under our collaboration with Novartis, pursuant to which both parties have obligations to each other. We are obligated to manufacture and supply blood screening assays to Novartis, and Novartis is obligated to purchase all of the assay quantities specified on a 90-day demand forecast, due 90 days prior to the date Novartis intends to take delivery, and certain quantities specified on a rolling 12-month forecast.
     Liabilities associated with uncertain tax positions, currently estimated at $6.5 million (including interest), are not included in the table above as we cannot reasonably estimate when, if ever, an amount would be paid to a government agency. Ultimate settlement of these liabilities is dependent on factors outside of our control, such as examinations by each agency and expiration of statutes of limitation for assessment of additional taxes.
     As of June 30, 2009, the total principal amount outstanding under our revolving credit facility with Bank of America was $240.0 million. The term of this credit facility is due to expire in February 2010. For additional information regarding the terms of this credit facility, please see the description included under “Recent Events” above.
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
Available Information
     Copies of our public filings are available on our Internet website at http://www.gen-probe.com as soon as reasonably practicable after we electronically file such material with, or furnish them to, the Securities and Exchange Commission, or SEC.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Interest Rate Risk
     Our exposure to market risk for changes in interest rates relates primarily to interest earned on our investment portfolio and the amount of interest payable on our one-year senior secured revolving credit facility with Bank of America. As of June 30, 2009, the total principal amount outstanding under the revolving credit facility was $240.0 million. At our option, loans accrue interest at a per annum rate based on, either: the base rate (the base rate is defined as the greatest of (i) the federal funds rate plus a margin equal to 0.50%, (ii) Bank of America’s prime rate and (iii) LIBOR plus a margin equal to 1.00%); or LIBOR plus a margin equal to 0.60%, in each case for interest periods of 1, 2, 3 or 6 months as selected by us. We do not believe that we are exposed to significant interest rate risk with respect to our credit facility based on our option to select the rate at which interest accrues under the credit facility, the short-term nature of the borrowings and our ability to pay off the outstanding balance in a timely manner if the applicable interest rate under the credit facility increases above the current interest rate yields on our investment portfolio. A 100 basis point increase or decrease in interest rates would increase or decrease our interest expense by approximately $2.4 million on an annual basis. Our risk associated with fluctuating interest income is limited to our investments in interest rate sensitive financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage this exposure to interest rate changes. We seek to ensure the safety and preservation of our invested principal by limiting default risk, market risk, and reinvestment risk. We mitigate default risk by investing in investment grade securities with an average portfolio maturity of no more than three years. A 100 basis point increase or decrease in interest rates would increase or decrease our current investment balance by approximately $7.3 million on an annual basis. While changes in interest rates may affect the fair value of our investment portfolio, any gains or losses are not recognized in our consolidated statements of income until the investment is sold or if a reduction in fair value is determined to be other-than-temporary.

     Foreign Currency Exchange Risk
     Although the majority of our revenue is realized in United States dollars, some portions of our revenue are realized in foreign currencies. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. We translate the financial statements of our non-US operations using the end-of-period exchange rates for assets and liabilities and the average exchange rates for each reporting period for results of operations. Net gains and losses resulting from the translation of foreign financial statements and the effect of exchange rates in intercompany receivables and payables of a long-term investment nature are recorded as a separate component of stockholders’ equity under the caption “Accumulated other comprehensive income.” These adjustments will affect net income upon the sale or liquidation of the underlying investment.
     Under our collaboration agreement with Novartis, a growing portion of blood screening product sales is from western European countries. As a result, our international blood screening product sales are affected by changes in the foreign currency exchange rates of those countries where Novartis’ business is conducted in Euros or other local currencies. Based on international blood screening product sales during the first six months of 2009, a 10% movement of currency exchange rates would result in a blood screening product sales increase or decrease of approximately $5.9 million annually. Similarly, a 10% movement of currency exchange rates would result in a diagnostic product sales increase or decrease of approximately $2.5 million annually. Our exposure for both blood screening and diagnostic product sales is primarily in the United States dollar versus the Euro, British pound, Australian dollar, and Canadian dollar.
     Our total payables denominated in foreign currencies as of June 30, 2009 were not material. Our receivables by currency as of June 30, 2009 reflected in U.S. dollar equivalents were as follows (in thousands):

British pounds	$3,271
Canadian dollars	1,691
Danish kroner	18
Euros	4,056
U.S. dollars	31,600

Total gross trade accounts receivable	$40,636

     In order to reduce the effect of foreign currency fluctuations, we utilize foreign currency forward exchange contracts, or forward contracts, to hedge certain foreign currency transaction exposures. Specifically, we enter into forward contracts with a maturity of approximately 30 days to hedge against the foreign exchange exposure created by certain balances that are denominated in a currency other than the principal reporting currency of the entity recording the transaction. The forward contracts do not qualify for hedge accounting and, accordingly, all of these instruments are marked to market at each balance sheet date by a charge to earnings. The gains and losses on the forward contracts are meant to mitigate the gains and losses on these outstanding foreign currency transactions. We believe that these forward contracts do not subject us to undue risk due to foreign exchange movements because gains and losses on these contracts are generally offset by losses and gains on the underlying assets and liabilities. We do not use derivatives for trading or speculative purposes. Although the effect of currency fluctuations on our financial results has generally been immaterial in the past, we recorded a realized loss of $0.9 million in the second quarter of 2009.
     We did not have any foreign currency forward contracts outstanding at June 30, 2009.
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
     As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2009.
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
     There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of the date of the foregoing evaluation, we have not completed our assessment of Tepnel’s internal control over financial reporting, which remains ongoing. As a result, we have excluded Tepnel from the evaluation of our internal control over financial reporting contained in this report.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     A description of our material pending legal proceedings is disclosed in Note 11 — Contingencies, of the Notes to the Consolidated Financial Statements included in Item 1 of Part I of this report and is incorporated by reference herein. We are also engaged from time to time in other legal actions arising in the ordinary course of our business and believe that the ultimate outcome of these actions will not have a material adverse effect on our business, financial condition or results of operations. However, due to the uncertainties inherent in litigation, no assurance can be given as to the outcome of these proceedings. If any of these matters were resolved in a manner unfavorable to us, our business, financial condition and results of operations would be harmed.
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
Our quarterly revenue and operating results may vary significantly in future periods and our stock price may decline.*
     Our operating results have fluctuated in the past and are likely to continue to do so in the future. Our revenues are unpredictable and may fluctuate due to changes in demand for our products, changes and fluctuations in demand for blood screening tests from our collaboration partner Novartis, the timing of acquisitions, the execution of customer contracts, or the receipt of milestone payments, or the failure to achieve and receive the same, and the initiation or termination of corporate collaboration agreements. For example, commencing in April 2009, our consolidated financial results include the results of operations of Tepnel. In addition, a significant portion of our costs also can vary substantially between quarterly or annual reporting periods. For example, the total amount of research and development costs in a period often depends on the amount of costs we incur in connection with manufacturing developmental lots and clinical trial lots. Moreover, a variety of factors may affect our ability to make accurate forecasts regarding our operating results. For example, certain of our blood screening products, oncology and industrial products, as well as some of our clinical diagnostic products, have a relatively limited sales history, which limits our ability to project future sales, prices and the sales cycles accurately. In addition, we base our internal projections of blood screening product sales and international sales of various diagnostic products on projections prepared by our distributors of these products and therefore we are dependent upon the accuracy of those projections. We expect continuing fluctuations in our manufacture and shipment of blood screening products to Novartis, which vary each period based on Novartis’ inventory levels and supply chain needs. Because of all of these factors, our operating results in one or more future quarters may fail to meet or exceed financial guidance we may provide from time to time and the expectations of securities analysts or investors, which could cause our stock price to decline. In addition, the trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about our business and that of our competitors. Furthermore, failure to achieve our operational goals may inhibit our targeted growth plans and the successful implementation of our strategic objectives.
Our financial performance may be adversely affected by current global economic conditions.
     Our business depends on the overall demand for our products and on the economic health of our current and prospective customers. Our projected revenues and operating results are based on assumptions concerning certain levels of customer demand. We do not believe we have experienced recent declines in overall blood screening or clinical diagnostics customer purchases as a result of current economic conditions. However, these effects are difficult to identify and a continued weakening of the global and domestic economy, or a reduction in customer spending or credit availability, could result in downward pricing pressures, delayed or decreased purchases of our products and longer sales cycles. Furthermore, during challenging economic times our customers may face issues gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. If that were to occur, we may be required to increase our allowance for doubtful accounts. If economic and market conditions in the United States or other key markets persist, spread, or deteriorate further, we may experience adverse effects on our business, operating results and financial condition.

We are dependent on Novartis and other third parties for the distribution of some of our products. If any of our distributors terminates its relationship with us or fails to adequately perform, our product sales will suffer.
     We rely on Novartis to distribute blood screening products we manufacture. Commercial product sales to Novartis accounted for 42% of our total revenues during the first six months of 2009 and 44% of total revenues for 2008. As described above, Amendment No. 11 extends to June 30, 2025 the term of our blood screening collaboration with Novartis under the 1998 Agreement. The 1998 Agreement was previously scheduled to expire by its terms in 2013. The collaboration agreement can be terminated by either party prior to the expiration of its term if the other party materially breaches the collaboration agreement and does not cure the breach following 90 days’ notice, or if the other party becomes insolvent or declares bankruptcy.
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
     We rely upon bioMérieux for distribution of certain of our products in most of Europe and Australia, Fujirebio for distribution of certain of our products in Japan, and various independent distributors for distribution of our products in other regions. Distribution rights revert back to us upon termination of the distribution agreements. Our distribution agreement with Fujirebio terminates in December 2010, although it may terminate earlier under certain circumstances. Our distribution agreement with bioMérieux terminates in May 2012, although it may terminate earlier under certain circumstances.
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
     On April 8, 2009, we completed the acquisition of Tepnel for approximately $137.1 million (based on the then applicable GBP to USD exchange rate). We believe the Tepnel acquisition will provide us access to growth opportunities in transplant diagnostics, genetic testing and pharmaceutical services, as well as accelerate our ongoing strategic efforts to strengthen our marketing and sales, distribution and manufacturing capabilities in Europe. These expectations are based upon numerous assumptions that are subject to risks and uncertainties that could deviate materially from our estimates, and could adversely affect our operating results.
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
     In October 2006 and May 2007, the FDA granted marketing approval for use of the Procleix Ultrio assay on our enhanced semi-automated system, or eSAS, and TIGRIS, respectively, to screen donated blood, plasma, organs and tissue for HIV-1 and HCV in individual blood donations or in pools of up to 16 blood samples. In August 2008, the FDA approved the Procleix Ultrio assay to also screen donated blood, plasma, organs and tissues for HBV in individual blood donations or in pools of up to 16 blood samples on eSAS and the TIGRIS system. Since August 2008, existing customers have not transitioned from the use of the Procleix HIV-1/HCV blood screening assay to the use of the Procleix Ultrio assay at the levels we anticipated. We believe this is attributable in part to the FDA’s current requirements for testing blood donations, which do not currently mandate testing for HBV DNA. At its April 2009 meeting, the FDA’s Blood Products Advisory Committee, or BPAC, considered various issues concerning HBV NAT testing of donated blood. Although we believe the BPAC discussion supported the utility of NAT testing for HBV, no formal recommendation was made to make such testing mandatory at the meeting. We believe blood collection centers will continue to focus on improving the safety of donated blood by adopting the most advanced blood screening technologies available. However, if customers do not transition to the use of the Procleix Ultrio assay at expected levels for any of these or other reasons, our financial performance may be adversely affected.
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
     In the market for blood screening products, the primary competitor to our collaboration with Novartis is Roche, which received FDA approval of its polymerase chain reaction, or PCR, based NAT tests for blood screening in December 2002 and received FDA approval of a real-time PCR assay to screen donated blood in December 2008. Our collaboration with Novartis also competes with blood banks and laboratories that have internally developed assays based on PCR technology, Ortho Clinical Diagnostics, a subsidiary of Johnson & Johnson, that markets an HCV antigen assay, and Abbott and Siemens with respect to immunoassay products. In the future, our collaboration blood screening products also may compete with viral inactivation or reduction technologies and blood substitutes.
     We believe the global blood screening market is maturing rapidly, potentially accelerated by the world’s macroeconomic conditions. We believe the competitive position of our blood screening collaboration with Novartis in the United States remains strong. However, outside of the United States, blood screening testing volume is generally more decentralized than in the United States, customer contracts typically turn over more rapidly and the number of new countries yet to adopt nucleic acid testing for blood screening is diminishing. As a result, we believe geographic expansion opportunities for our blood screening collaboration with Novartis may be narrowing and that we will face increasing price competition within the nucleic acid blood screening market.
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

     Even if we develop products for commercial use in these markets, any products we develop may not be accepted in these markets, may be subject to competition and may be subject to other risks and uncertainties associated with these markets. For example, most pharmaceutical manufacturers rely on culture testing of their manufacturing systems, and may be unwilling to switch to molecular testing methods like that used in our recently launched MilliPROBE product to detect Pseudomonas aeruginosa. We have no experience with customer and customer support requirements, sales cycles, and other industry-specific requirements or dynamics applicable to these new markets and we and our collaborators may not be able to successfully convert customers to tests using our NAT technologies, which we expect will be more costly than existing methods. We will be reliant on our collaborators in these markets. Our interests may be different from those of our collaborators and conflicts may arise in these collaboration arrangements that have an adverse effect on our ability to develop new products. As a result of these risks and other uncertainties, we may not be able to successfully develop commercially viable products for application in industrial testing or any other new markets.
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
     In addition, an impurity or variation from specification in any raw material we receive could significantly delay our ability to manufacture products. Our inventories may not be adequate to meet our production needs during any prolonged supply interruption. We also have single source suppliers for proposed future products. Failure to maintain existing supply relationships or to obtain suppliers for our future products on commercially reasonable terms would prevent us from manufacturing our products and limit our growth.
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
     Outside the United States, our ability to market our products is contingent upon maintaining our certification with the International Organization for Standardization, and in some cases receiving specific marketing authorization from the appropriate foreign regulatory authorities. The requirements governing the conduct of clinical trials, marketing authorization, pricing and reimbursement vary widely from country to country. Our European Union (“EU”) foreign marketing authorizations cover all member states. Foreign registration is an ongoing process as we register additional products and/or product modifications.
     The process of seeking and obtaining regulatory approvals, particularly from the FDA and some foreign governmental authorities, to market our products can be costly and time consuming, and approvals might not be granted for future products on a timely basis, if at all. In March 2008, we started U.S. clinical trials for our investigational APTIMA HPV assay. If we experience unexpected complications in conducting the trial, we may incur additional costs or experience delays or difficulties in receiving FDA approval. For example, we originally expected that enrollment and testing of approximately 7,000 women would be required to complete this trial. However, the number of subjects we will enroll in the trial is now expected to increase based on the actual prevalence of cervical disease among women already enrolled in the trial and other factors. In addition, we cannot guarantee that the FDA will ultimately approve the use of our APTIMA HPV assay upon completion of the trial. Failure to obtain FDA approval of our APTIMA HPV assay, or delays or difficulties experienced during the clinical trial, could have a material adverse effect on our financial performance. In the third quarter of 2009, we began studies to validate our APTIMA Trichomonas vaginalis assay on the TIGRIS instrument system to permit registration and sale of the assay in the EU, as well as commenced a clinical trial for the Trichomonas assay on the TIGRIS instrument system. We cannot guarantee that the assay will be approved for sale.
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
     The FDA and governmental bodies in other countries have the authority to require the recall of our products if we fail to comply with relevant regulations pertaining to product manufacturing, quality, labeling, advertising, or promotional activities, or if new information is obtained concerning the safety of a product. Our assay products incorporate complex biochemical reagents and our instruments comprise complex hardware and software. We have in the past voluntarily recalled products, which, in each case, required us to identify a problem and correct it. In December 2008, we recalled certain AccuProbe test kits, after receiving a customer complaint indicating the customer had received a kit containing a probe reagent tube that appeared upon visual inspection to be empty. We confirmed that a manufacturing error had occurred, corrected the problem, recalled all potentially affected products, provided replacements and notified the FDA and other appropriate authorities.
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
     Historically, a limited number of customers has accounted for a significant portion of our total revenues, and we do not have any long-term commitments with these customers, other than our collaboration agreement with Novartis. Revenues from our blood screening collaboration with Novartis accounted for 44% of our total revenues during the first six months of 2009 and 48% of our total revenues for 2008. Our blood screening collaboration with Novartis is largely dependent on two large customers in the United States, The American Red Cross and America’s Blood Centers, although we do not receive any revenues directly from those entities. Novartis was our only customer that accounted for greater than 10% of our total revenues for the first six months of 2009. Various state and city public health agencies accounted for an aggregate of 8% of our total revenues during the first six months of 2009 and 8% of total revenues for 2008. Although state and city public health agencies are legally independent of each other, we believe they tend to act similarly with respect to their product purchasing decisions. We anticipate that our operating results will continue to depend to a significant extent upon revenues from a small number of customers. The loss of any of our key customers, or a significant reduction in sales volume or pricing to those customers, could significantly reduce our revenues.
Intellectual property rights on which we rely to protect the technologies underlying our products may be inadequate to prevent third parties from using our technologies or developing competing products.
     Our success will depend in part on our ability to obtain patent protection for, or maintain the secrecy of, our proprietary products, processes and other technologies for development of blood screening and clinical diagnostic products and instruments. Although we had more than 490 United States and foreign patents covering our products and technologies as of June 30, 2009, these patents, or any patents that we may own or license in the future, may not afford meaningful protection for our technology and products. The pursuit and assertion of a patent right, particularly in areas like nucleic acid diagnostics and biotechnology, involve complex determinations and, therefore, are characterized by substantial uncertainty. In addition, the laws governing patentability and the scope of patent coverage continue to evolve, particularly in biotechnology. As a result, patents might not issue from certain of our patent applications or from applications licensed to us. Our existing patents will expire by March 15, 2027 and the patents we may obtain in the future also will expire over time.
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
     Pursuant to our June 1998 collaboration agreement with Novartis, we hold certain rights in the blood screening and clinical diagnostics fields under patents originally issued to Novartis covering the detection of HIV. We sell a qualitative HIV test in the clinical diagnostics field and we manufacture tests for HIV for use in the blood screening field, which Novartis sells under Novartis’ brands and name. In February 2005, the U.S. Patent and Trademark Office declared two interferences related to U.S. Patent No. 6,531,276 (“Methods For Detecting Human Immunodeficiency Virus Nucleic Acid”), originally issued to Novartis. The first interference was between Novartis and the National Institutes of Health, or NIH, and pertained to U.S. Patent Application No. 06/693,866 (“Cloning and Expression of HTLV-III DNA”). The second interference was between Novartis and Institut Pasteur, and pertained to Institut Pasteur’s U.S. Patent Application No. 07/999,410 (“Cloned DNA Sequences, Hybridizable with Genomic RNA of Lymphadenopathy-Associated Virus (LAV)”). We are informed that the Patent and Trademark Office determined that Institut Pasteur invented the subject matter at issue prior to NIH and Novartis. We are also informed that Novartis and NIH subsequently filed actions in the United States District Court for the District of Columbia challenging the decisions of the Patent and Trademark Office in the patent interference cases. From November 2007 through June 2008, the parties engaged in settlement negotiations and then notified the court that they had signed a memorandum of understanding prior to the negotiation of final, definitive settlement documents. On May 16, 2008, we signed a license agreement with Institut Pasteur concerning Institut Pasteur’s intellectual property for the molecular detection of HIV, covering products manufactured and sold through, and under, our brands or name. On June 27, 2008, the parties to the pending litigation in the United States District Court for the District of Columbia informed the court that they were unable to reach a final, definitive agreement and intended to proceed with litigation. There can be no assurances as to the ultimate outcome of the interference litigation and no assurances as to how the outcome of the interference litigation may affect the patent rights we licensed from Institut Pasteur, or Novartis’ right to sell HIV blood screening tests.
Our indebtedness could adversely affect our financial health.
     In February 2009, we entered into a credit agreement with Bank of America, which provided for a one-year senior secured revolving credit facility in an amount of up to $180.0 million that is subject to a borrowing base formula. In March 2009, we and Bank of America amended the credit facility to increase the amount which we may borrow from time to time under the credit agreement from $180.0 million to $250.0 million. In April 2009, we used $137.1 million of borrowings under the revolving credit facility to fund our acquisition of Tepnel and borrowed an additional $70.0 million under the revolving credit facility, bringing the total principal amount outstanding to $240.0 million as of June 30, 2009.
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
     While there is a federal preemption defense against product liability claims for medical products that receive premarket approval from the FDA, we believe that no such defense is available for our products that we market under a 510(k) clearance. As such, we are subject to potential product liability claims as a result of the design, development, manufacture and marketing of our clinical diagnostic products. Any product liability claim brought against us, with or without merit, could result in an increase of our product liability insurance rates. In addition, our insurance policies have various exclusions, and thus we may be subject to a product liability claim for which we have no insurance coverage, in which case we may have to pay the entire amount of any award. In addition, insurance varies in cost and can be difficult to obtain, and we may not be able to obtain insurance in the future on terms acceptable to us, or at all. A successful product liability claim brought against us in excess of our insurance coverage may require us to pay substantial amounts, which could harm our business and results of operations.
We are exposed to risks associated with acquisitions and other long-lived and intangible assets that may become impaired and result in an impairment charge.*
     As of June 30, 2009, we had approximately $377.7 million of long-lived assets, including $12.9 million of capitalized software, net of accumulated amortization, relating to our TIGRIS and Panther instruments, goodwill of $90.7 million, a $5.4 million investment in Qualigen, Inc., or Qualigen, a $5.0 million investment in DiagnoCure, Inc., or DiagnoCure, and $110.0 million of capitalized licenses and manufacturing access fees, patents, purchased intangibles and other long term assets. Additionally, we had $73.4 million of land and buildings, $21.5 million of building improvements, $58.3 million of equipment and furniture and fixtures and $0.5 million in construction in progress. The substantial majority of our long-lived assets are located in the United States. The carrying amounts of long-lived and intangible assets are affected whenever events or changes in circumstances indicate that the carrying amount of any asset may not be recoverable.
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
     Blood screening and clinical diagnostic products are regulated by the FDA as well as other foreign medical regulatory bodies. In some cases, such as in the United States and the EU, certain products may also require individual lot release testing. Maintaining compliance with multiple regulators, and multiple centers within the FDA, adds complexity and cost to our overall manufacturing processes. In addition, our manufacturing facilities and those of our contract manufacturers are subject to periodic regulatory inspections by the FDA and other federal and state regulatory agencies, and these facilities are subject to Quality System Regulations requirements of the FDA. We or our contractors may fail to satisfy these regulatory requirements in the future, and any failure to do so may prevent us from selling our products.
Our sales to international markets are subject to additional risks.
     Sales of our products outside the United States accounted for 23% of our total revenues during the first six months of 2009 and 23% of our total revenues for 2008. Sales by Novartis of collaboration blood screening products outside of the United States accounted for 64% of our international revenues during the first six months of 2009 and 78% in 2008. Novartis has responsibility for the international distribution of collaboration blood screening products.
     We encounter risks inherent in international operations. We expect a significant portion of our sales growth, especially with respect to blood screening products, to come from expansion in international markets. If the value of the United States dollar increases relative to foreign currencies, our products could become less competitive in international markets. In addition, our international sales have recently increased as a result of our acquisition of Tepnel. Our international sales also may be limited or disrupted by:
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
     We manufacture substantially all of our products in our three manufacturing facilities, two of which are located in San Diego, California and one in Stamford, Connecticut. These facilities and the manufacturing equipment we use would be costly to replace and could require substantial lead time to repair or replace. Our facilities may be harmed by natural or man-made disasters, including, without limitation, earthquakes and fires, and in the event they are affected by a disaster, we would be forced to rely on third-party manufacturers. The wildfires in San Diego in October 2007 required that we temporarily shut down our facility for the manufacture of blood screening products. In the event of a disaster, we may lose customers and we may be unable to regain those customers thereafter. Although we possess insurance for damage to our property and the disruption of our business from casualties, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.
If we use biological and hazardous materials in a manner that causes injury or violates laws, we may be liable for damages.
     Our research and development activities and our manufacturing activities involve the controlled use of infectious agents, potentially harmful biological materials, as well as hazardous materials, chemicals and various radioactive compounds. We cannot completely eliminate the risk of accidental contamination or injury, and we could be held liable for damages that result from any contamination or injury. In addition, we are subject to federal, state and local laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. The damages resulting from any accidental contamination and the cost of compliance with environmental laws and regulations could be significant.
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
     Growth in our business has placed and may continue to place a significant strain on our personnel, facilities, management systems and resources. We will need to continue to improve our operational and financial systems and managerial controls and procedures and train and manage our workforce. In addition, we will have to maintain close coordination among our various departments. If we fail to effectively manage our growth, it could adversely affect our ability to pursue business opportunities and expand our business.

Information technology systems implementation issues could disrupt our internal operations and adversely affect our financial results.
     Portions of our information technology infrastructure may experience interruptions, delays or cessations of service or produce errors in connection with ongoing systems implementation work. In particular, we have implemented an enterprise resource planning software system to replace our various legacy systems. To more fully realize the potential of this system, we are continually reassessing and upgrading processes and this may be more expensive, time consuming and resource intensive than planned. Any disruptions that may occur in the operation of this system or any future systems could increase our expenses and adversely affect our ability to report in an accurate and timely manner the results of our consolidated operations, our financial position and cash flow and to otherwise operate our business, which could adversely affect our financial results, stock price and reputation.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

			Total Number	Approximate
			of Shares	Dollar Value
			Purchased as	of Shares that
			Part of	May Yet Be
			Publicly	Purchased
	Total Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plans or
	Purchased	Per Share	Programs	Programs
April 1-30, 2009	52,277	$44.36	52,200	$137,087,871
May 1-31, 2009	1,549,900	43.64	1,549,900	69,453,161
June 1-30, 2009	—	—	—	69,453,161

Total(1)(2)	1,602,177	43.66	1,602,100

(1)
In August 2008, our Board of Directors authorized the repurchase of up to $250.0 million of our common stock over the two years following adoption of the program, through negotiated or open market transactions. There is no minimum or maximum number of shares to be repurchased under the program.

(2)
During the second quarter of 2009, we repurchased and retired 77 shares of our common stock, at an average price of $46.15, withheld by us to satisfy employee tax obligations upon vesting of restricted stock granted under our 2003 Incentive Award Plan. We may make similar repurchases in the future to satisfy employee tax obligations upon vesting of restricted stock. As of June 30, 2009, we had an aggregate of 248,840 shares of restricted stock and 60,000 shares of deferred issuance restricted stock awards outstanding.

Item 4.	Submission of Matters to a Vote of Security Holders
     On May 14, 2009, our Annual Meeting of Stockholders was held in San Diego, California for the following purposes:
(1)	To elect three (3) nominees for director to hold office until the 2012 Annual Meeting of Stockholders.
For John W. Brown, the voting results were as follows:

For: 46,084,689
Against: 355,361
Abstain: 17,343

For John C. Martin, Ph.D, the voting results were as follows:

For: 46,107,476
Against: 332,696
Abstain: 17,222

For Henry L. Nordhoff, the voting results were as follows:

For: 45,836,829
Against: 605,549
Abstain: 15,015
(2)
To approve an amendment to our 2003 Incentive Award Plan to increase the number of shares of common stock authorized for issuance thereunder by 2,500,000 shares. The voting results for this proposal were as follows:

For: 35,572,950
Against: 5,008,750
Abstain: 3,556,251
(3)
To ratify the selection by the Audit Committee of our Board of Directors of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2009. The voting results for this proposal were as follows:

For: 43,500,858
Against: 2,941,616
Abstain: 14,920
(4)
To approve, through a non-binding advisory vote, our Board of Directors’ proposed appointment of Carl W. Hull to our Board of Directors, effective May 18, 2009. The voting results for this proposal were as follows:

For: 46,330,927
Against: 97,680
Abstain: 28,787
No other matters were put to a vote at our 2009 Annual Meeting of Stockholders.

Item 6. Exhibits

Exhibit
Number	Description
2.1(1)	Recommended Cash Offer for Tepnel Life Sciences plc.

2.2(2)	Implementation Agreement dated as of January 30, 2009 by and between Gen-Probe Incorporated and Tepnel Life Sciences plc.

3.1(3)	Form of Amended and Restated Certificate of Incorporation of Gen-Probe Incorporated.

3.2(4)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Gen-Probe Incorporated.

3.3(5)	Amended and Restated Bylaws of Gen-Probe Incorporated.

3.4(6)	Certificate of Elimination of Series A Junior Participating Preferred Stock of Gen-Probe Incorporated.

4.1(3)	Specimen common stock certificate.

10.99†	Amendment No. 2 to License, Development and Cooperation Agreement, effective as of April 28, 2009, between Gen-Probe Incorporated and DiagnoCure, Inc.**

10.100†‡	Amended and Restated Employment Agreement, effective May 18, 2009, between Gen-Probe Incorporated and Carl W. Hull.

10.101†‡	Form of Grant Notice and Deferred Issuance Restricted Stock Award Agreement between Gen-Probe Incorporated and Carl W. Hull.

10.102(7)‡	The 2003 Incentive Award Plan of Gen-Probe Incorporated, as adopted by the Board of Directors on March 20, 2009 and approved by stockholders on May 14, 2009.

31.1†	Certification dated August 6, 2009, of Principal Executive Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification dated August 6, 2009, of Principal Financial Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification dated August 6, 2009, of Principal Executive Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification dated August 6, 2009, of Principal Financial Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith.

‡	Indicates management contract or compensatory plan, contract or arrangement.

**	Gen-Probe has requested confidential treatment with respect to certain portions of this exhibit.

(1)	Incorporated by reference to Gen-Probe’s Current Report on Form 8-K filed with the SEC on January 30, 2009.

(2)	Incorporated by reference to Gen-Probe’s Current Report on Form 8-K filed with the SEC on February 5, 2009.

(3)	Incorporated by reference to Gen-Probe’s Amendment No. 2 to Registration Statement on Form 10 filed with the SEC on August 14, 2002.

(4)	Incorporated by reference to Gen-Probe’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 filed with the SEC on August 9, 2004.

(5)	Incorporated by reference to Gen-Probe’s Current Report on Form 8-K filed with the SEC on February 18, 2009.

(6)	Incorporated by reference to Gen-Probe’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on February 23, 2007.

(7)	Incorporated by reference to Gen-Probe’s Current Report on Form 8-K filed with the SEC on May 19, 2009.

SIGNATURES
     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEN-PROBE INCORPORATED
DATE: August 6, 2009	By:	/s/ Carl W. Hull
Carl W. Hull
President, Chief Executive Officer, and Director (Principal Executive Officer)

DATE: August 6, 2009	By:	/s/ Herm Rosenman
Herm Rosenman
Senior Vice President — Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)