Form 10-Q
period 2009-09-30
GEN PROBE INC
filed 2009-11-05
CIK 820237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2009
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number 001-31279
GEN-PROBE INCORPORATED
(Exact Name of Registrant as Specified in Its Charter)

Delaware	33-0044608
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

10210 Genetic Center Drive	92121
San Diego, CA	(Zip Code)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of October 30, 2009, there were 49,086,544 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

GEN-PROBE INCORPORATED

FORM 10-Q

Page
PART I — FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Consolidated Balance Sheets	3
Consolidated Statements of Income	4
Consolidated Statements of Cash Flows	5
Notes to Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3. Quantitative and Qualitative Disclosures about Market Risk	35
Item 4. Controls and Procedures	36
PART II — OTHER INFORMATION	37
Item 1. Legal Proceedings	37
Item 1A. Risk Factors	37
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	54
Item 6. Exhibits	55
SIGNATURES	56
EX-10.103
EX-10.104
EX-10.105
EX-31.1
EX-31.2
EX-32.1
EX-32.2

GEN-PROBE INCORPORATED
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents, including restricted cash of $18 and $0 at September 30, 2009 and December 31, 2008, respectively	$156,739	$60,122
Marketable securities	361,203	371,276
Trade accounts receivable, net of allowance for doubtful accounts of $740 and $700 at September 30, 2009 and December 31, 2008, respectively	44,629	33,397
Accounts receivable — other	3,185	2,900
Inventories	58,432	54,406
Deferred income tax	8,827	7,269
Prepaid income tax	8,809	2,306
Prepaid expenses	17,956	15,094
Other current assets	4,443	6,135

Total current assets	664,223	552,905
Marketable securities, net of current portion	6,677	73,780
Property, plant and equipment, net	153,594	141,922
Capitalized software, net	12,496	13,409
Goodwill	91,114	18,621
Deferred income tax, net of current portion	12,193	12,286
Purchased intangibles, net	56,097	298
Licenses, manufacturing access fees and other assets, net	63,255	56,310

Total assets	$1,059,649	$869,531

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,035	$16,050
Accrued salaries and employee benefits	27,815	25,093
Other accrued expenses	11,194	4,027
Income tax payable	853	—
Short-term borrowings	240,841	—
Deferred income tax	1,355	—
Deferred revenue	2,238	1,278

Total current liabilities	302,331	46,448
Non-current income tax payable	5,401	4,773
Deferred income tax, net of current portion	14,387	55
Deferred revenue, net of current portion	2,249	2,333
Other long-term liabilities	3,357	2,162
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 20,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value per share; 200,000,000 shares authorized, 48,925,449 and 52,920,971 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	5	5
Additional paid-in capital	231,838	382,544
Accumulated other comprehensive income	4,167	3,055
Retained earnings	495,914	428,156

Total stockholders’ equity	731,924	813,760

Total liabilities and stockholders’ equity	$1,059,649	$869,531

See accompanying notes to consolidated financial statements.

GEN-PROBE INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues:
Product sales	$118,951	$108,253	$348,289	$323,461
Collaborative research revenue	2,000	11,343	5,862	18,453
Royalty and license revenue	1,753	1,581	5,281	21,640

Total revenues	122,704	121,177	359,432	363,554
Operating expenses:
Cost of product sales (excluding acquisition-related intangibles amortization)	36,345	30,681	107,939	95,827
Acquisition-related intangibles amortization	1,136	—	2,250	—
Research and development	27,475	24,507	78,542	76,941
Marketing and sales	13,477	10,709	38,547	34,070
General and administrative	15,234	12,908	46,903	38,516

Total operating expenses	93,667	78,805	274,181	245,354

Income from operations	29,037	42,372	85,251	118,200
Other income/(expense):
Investment and interest income	4,676	4,167	19,680	12,274
Interest expense	(588)	(1)	(1,465)	(3)
Other income/(expense)	210	(1,929)	(827)	(647)

Total other income, net	4,298	2,237	17,388	11,624

Income before income tax	33,335	44,609	102,639	129,824
Income tax expense	11,139	15,531	34,881	44,010

Net income	$22,196	$29,078	$67,758	$85,814

Net income per share:
Basic	$0.45	$0.53	$1.33	$1.58

Diluted	$0.44	$0.52	$1.31	$1.55

Weighted average shares outstanding:
Basic	49,614	54,363	51,133	54,174

Diluted	50,136	55,552	51,767	55,357

See accompanying notes to consolidated financial statements.

GEN-PROBE INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008
Operating activities
Net income	$67,758	$85,814
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,468	26,217
Amortization of premiums on investments, net of accretion of discounts	4,050	5,118
Stock-based compensation	17,743	15,012
Stock-based compensation income tax benefits	1,937	3,025
Excess tax benefit from stock-based compensation	(1,186)	(2,510)
Deferred revenue	(249)	(3,399)
Deferred income tax	(1,318)	(961)
Gain on sale of investment in MPI	—	(1,600)
Impairment of intangible assets	—	5,086
Loss on disposal of property and equipment	82	38
Changes in assets and liabilities:
Trade and other accounts receivable	(4,379)	11,403
Inventories	2,325	(4,270)
Prepaid expenses	(1,675)	7,060
Other current assets	2,156	(2,255)
Goodwill	856	—
Other long-term assets	(3,608)	(510)
Accounts payable	(2,985)	7,381
Accrued salaries and employee benefits	1	4,922
Other accrued expenses	1,672	96
Income tax payable	(6,655)	2,926
Other long-term liabilities	733	426

Net cash provided by operating activities	106,726	159,019

Investing activities
Proceeds from sales and maturities of marketable securities	410,700	94,103
Purchases of marketable securities	(338,976)	(225,290)
Purchases of property, plant and equipment	(22,284)	(30,530)
Capitalization of software development costs	(576)	—
Purchases of intangible assets, including licenses and manufacturing access fees	(918)	(1,868)
Net cash paid for business combinations	(123,713)	—
Cash paid for investment in DiagnoCure and related license fees	(5,500)	—
Proceeds from sale of investment in MPI	—	4,100
Cash paid for Roche manufacturing access fees	—	(10,000)
Other assets	(175)	10

Net cash used in investing activities	(81,442)	(169,475)

Financing activities
Excess tax benefit from stock-based compensation	1,186	2,510
Repurchase and retirement of restricted stock for payment of taxes	(923)	(1,309)
Repurchase and retirement of common stock	(174,847)	(9,992)
Proceeds from issuance of common stock	5,961	17,848
Short-term borrowings, net	238,450	—

Net cash provided by financing activities	69,827	9,057

Effect of exchange rate changes on cash and cash equivalents	1,506	(198)

Net increase (decrease) in cash and cash equivalents	96,617	(1,597)
Cash and cash equivalents at the beginning of period	60,122	75,963

Cash and cash equivalents at the end of period	$156,739	$74,366

See accompanying notes to consolidated financial statements.

Notes to the Consolidated Financial Statements (unaudited)
Note 1 — Summary of significant accounting policies
Basis of presentation
     The accompanying interim consolidated financial statements of Gen-Probe Incorporated (“Gen-Probe” or the “Company”) at September 30, 2009, and for the three and nine month periods ended September 30, 2009 and 2008, are unaudited and have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In management’s opinion, the unaudited consolidated financial statements include all adjustments, consisting only of normal recurring accruals, necessary to state fairly the financial information therein, in accordance with U.S. GAAP. Interim results are not necessarily indicative of the results that may be reported for any other interim period or for the year ending December 31, 2009.
     In accordance with guidance issued by the Financial Accounting Standards Board (“FASB”) regarding subsequent events, the Company has evaluated for material disclosure and recognition requirements all subsequent events from the balance sheet date of September 30, 2009 through November 5, 2009 and noted no such events, other than the events described under Note 14 - Subsequent events, of these consolidated financial statements.
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
Principles of consolidation
     These unaudited interim consolidated financial statements include the accounts of Gen-Probe Incorporated as well as its wholly owned subsidiaries. The Company does not have any interests in variable interest entities. All material intercompany transactions and balances have been eliminated in consolidation.
     In April 2009, the Company completed its acquisition of Tepnel Life Sciences plc (“Tepnel”), a United Kingdom (“UK”) based international life sciences products and services company, now known as Gen-Probe Life Sciences Ltd. Tepnel’s transplant diagnostics and genetic testing businesses are included in the Company’s diagnostic operations beginning in April 2009. While Tepnel’s research products and services business represents a new area of business for the Company, the activities of the research products and services business were immaterial to the Company’s overall operations for the nine months ended September 30, 2009.
Use of estimates
     The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the consolidated financial statements. These estimates include assessing the collectability of accounts receivable, recognition of revenues, and the valuation of the following: stock-based compensation; marketable securities; equity investments in publicly and privately held companies; income tax; liabilities associated with employee benefit costs; inventories; and goodwill and long-lived assets, including patent costs, capitalized software, purchased intangibles and licenses and manufacturing access fees. Actual results could differ from those estimates.
Foreign currencies
     The Company translates the financial statements of its non-U.S. operations using the end-of-period exchange rates for assets and liabilities and the average exchange rates for each reporting period for results of operations. Net gains and losses resulting from the translation of foreign financial statements and the effect of exchange rates on intercompany receivables and payables of a long-term investment nature are recorded as a separate component of stockholders’ equity under the caption “Accumulated other comprehensive income.” These adjustments will affect net income upon the sale or liquidation of the underlying investment.

Fair value of financial instruments
     The carrying value of cash equivalents, marketable securities, accounts receivable, accounts payable and accrued liabilities approximates fair value. See Note 6 for further discussion of fair value.
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
     The Company periodically reviews its marketable securities for other-than-temporary declines in fair value below the cost basis, or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. When assessing marketable securities for other-than-temporary declines in value, the Company considers factors including: the significance of the decline in value compared to the cost basis; the underlying factors contributing to a decline in the prices of securities in a single asset class; how long the market value of the investment has been less than its cost basis; any market conditions that impact liquidity; the views of external investment managers; any news or financial information that has been released specific to the investee; and the outlook for the overall industry in which the investee operates.
     The Company does not consider its investments in marketable securities with a current unrealized loss position to be other-than-temporarily impaired at September 30, 2009 because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost. However, investments in an unrealized loss position deemed to be temporary at September 30, 2009 that have a contractual maturity of greater than 12 months have been classified as non-current marketable securities under the caption “Marketable securities, net of current portion,” reflecting the Company’s current intent and ability to hold such investments to maturity. The Company has determined that its investments in municipal securities should be classified as available-for-sale.
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
     The Company determines when an arrangement that involves multiple revenue-generating activities or deliverables should be divided into separate units of accounting for revenue recognition purposes, and if this division is required, how the arrangement consideration should be allocated among the separate units of accounting. If the deliverables in a revenue arrangement constitute separate units of accounting according to the applicable separation criteria, the revenue-recognition policy must be determined for each identified unit. If the arrangement is a single unit of accounting, the revenue-recognition policy must be determined for the entire arrangement, and all non-refundable upfront license fees are deferred and recognized as revenues on a straight-line basis over the expected term of the Company’s continued involvement in the collaboration.
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
Adoption of recent accounting pronouncements
     FASB ASC 105
     In June 2009, the FASB established the FASB Accounting Standards Codification (“ASC” or the “Codification”). The Codification supersedes all existing accounting standard documents and will become the single source of authoritative non-governmental U.S. GAAP. All other accounting literature not included within the Codification will be considered non-authoritative. The Company adopted the Codification effective September 30, 2009. Because this statement relates specifically to disclosure requirements, there was no impact on the Company’s consolidated financial statements as a result of the adoption of the Codification.
     FASB ASC 855
     In May 2009, the FASB issued authoritative guidance requiring disclosure of the date through which subsequent events have been evaluated for disclosure and recognition. The Company adopted this guidance effective June 30, 2009. Because this guidance relates specifically to disclosure requirements, there was no impact on the Company’s consolidated financial statements as a result of the adoption of this guidance.
     FASB ASC 320
     In April 2009, the FASB revised guidance to determine whether the impairment of a debt security is other-than-temporary. This revised guidance also amends the presentation and disclosure requirements of other-than-temporarily impaired debt and equity securities in the financial statements. The Company adopted this guidance effective June 30, 2009. The adoption of this guidance did not have an effect on the Company’s financial statements since any decline in the fair value of its marketable securities is not considered to be other-than-temporary.

     FASB ASC 825
     In April 2009, the FASB amended guidance on interim disclosures related to the fair value of financial instruments, which the Company adopted on a prospective basis beginning June 30, 2009. This guidance extends the disclosure requirements to interim financial statements of publicly traded companies, and requires the inclusion of those disclosures in summarized financial information at interim reporting periods. Because this guidance relates specifically to disclosure requirements, there was no impact on the Company’s consolidated financial statements as a result of the adoption of this guidance.
     FASB ASC 260
     In September 2008, the FASB issued guidance on the determination of whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. The terms of the Company’s restricted stock awards provide a non-forfeitable right to receive dividend equivalent payments on unvested awards, whether paid, or unpaid. As such, these awards are considered participating securities under the new guidance. Effective January 1, 2009, the Company adopted this guidance and applied such guidance retroactively to all periods presented (see Note 5). The impact on previously reported earnings per share was not material.
     FASB ASC 815
     In March 2008, the FASB issued guidance requiring enhanced disclosures regarding derivatives and hedging activities, including: (a) the manner in which an entity uses derivative instruments; (b) the manner in which derivative instruments and related hedged items are accounted for; and (c) the effect of derivative instruments and related hedged items on an entity’s financial position, financial performance, and cash flows. The Company adopted this guidance effective January 1, 2009. Because this guidance relates specifically to disclosure requirements, there was no impact on the Company’s consolidated financial statements as a result of the adoption of this guidance.
     FASB ASC 805
     In December 2007, the FASB changed the requirements for an acquirer’s recognition and measurement of the assets acquired and liabilities assumed in a business combination, including the treatment of contingent consideration, pre-acquisition contingencies, transaction costs, in-process research and development and restructuring costs. In addition, changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. The Company adopted this guidance effective January 1, 2009 and applied the accounting for business combinations to the Company’s acquisition of Tepnel.
     FASB ASC 810
     In December 2007, the FASB amended existing guidance requiring that non-controlling (minority) interests be reported as a component of equity, that net income attributable to the parent and to the non-controlling interest be separately identified in the income statement, that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and that any retained non-controlling equity investment be initially measured at fair value upon the deconsolidation of a subsidiary. The retrospective presentation and disclosure requirements of this statement will be applied to any prior periods presented in financial statements for the fiscal year ended December 31, 2008 and later periods during which the Company has a consolidated subsidiary with a non-controlling interest. As of September 30, 2009, the Company does not have any consolidated subsidiaries in which it has a non-controlling interest, and therefore adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

     FASB ASC 808
     In November 2007, the FASB issued guidance defining collaborative agreements as a contractual arrangement in which the parties are active participants to the arrangement and are exposed to the significant risks and rewards that are dependent on the ultimate commercial success of the endeavor. Additionally, the guidance requires that revenue generated and costs incurred on sales to third parties as it relates to a collaborative agreement be recognized on a gross basis in the financial statements of the party that is identified as the principal participant in a transaction. It also requires payments between participants to be accounted for in accordance with already existing generally accepted accounting principles, unless none exist, in which case a reasonable, rational, consistent method should be used. The Company adopted this guidance effective January 1, 2009 for all collaboration agreements existing as of that date. There was no impact on the Company’s consolidated financial statements as a result of the adoption of this guidance, as all agreements were in compliance with this guidance prior to its adoption.
Note 2 — Business combination
Acquisition of Tepnel Life Sciences plc
     In April 2009, the Company completed its acquisition of Tepnel, a UK-based international life sciences products and services company, now known as Gen-Probe Life Sciences Ltd., which has two principal businesses, molecular diagnostics and research products and services. The acquisition was consummated pursuant to a court-sanctioned scheme of arrangement under Part 26 of the UK Companies Act 2006. As a result of the acquisition, Tepnel became a wholly owned subsidiary of the Company.
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
     The estimated amortization expense for these assets over future periods is as follows (in thousands):

Years ending December 31,
Remainder of 2009	$1,118
2010	4,470
2011	4,470
2012	4,470
2013	4,470
Thereafter	37,380

Total	$56,379

     The $137.1 million purchase price exceeded the value of the acquired tangible and identifiable intangible assets, and therefore the Company allocated $71.0 million to goodwill. Included in this initial goodwill amount was $15.6 million related to deferred tax liabilities recorded as a result of non-deductible amortization of acquired intangible assets.
     Changes in goodwill for the nine months ended September 30, 2009 were as follows (in thousands):

Goodwill balance as of December 31, 2008	$18,621
Additional goodwill recognized	70,997
Changes due to tax assets/liabilities	698
Changes due to foreign translation	798

Goodwill balance as of September 30, 2009	$91,114

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
     Approximately $1.0 million and $5.7 million of costs associated with the Company’s acquisition of Tepnel have been included in general and administrative expenses for the three and nine month periods ended September 30, 2009, respectively.
Note 3 — Spin-off of industrial testing assets to Roka Bioscience, Inc.
     During the third quarter of 2009, the Company spun-off its industrial testing assets, including the Closed Unit Dose Assay (“CUDA”) system, to Roka Bioscience, Inc. (“Roka”), a newly formed private company focused on developing rapid, highly accurate molecular assays for biopharmaceutical production, water and food safety testing, and other applications.

     In consideration for the contribution of assets, the Company received shares of preferred stock representing 19.9% of Roka’s capital stock on a fully diluted basis, while three individual private equity firms have agreed to provide Roka up to $37.2 million in aggregate equity funding to complete development of several industrial assays and the CUDA system.
     Eighteen former employees of the Company with expertise in industrial fields have joined Roka, which began operating as an independent company immediately. In addition to the CUDA system, the Company contributed to Roka other industrial assets and the right to use certain of its technologies and related know-how in industrial markets. These markets include biopharmaceutical production, water and food safety testing, veterinary testing, environmental testing and bioterrorism testing. Roka also has rights to develop certain infection control tests for use on the CUDA system.
     The Company will receive royalties on any potential Roka product sales, and retain rights to use the CUDA system for clinical applications. In addition, the Company will provide contract manufacturing and certain other services to Roka on a transitional basis.
     After evaluation and consideration of the FASB authoritative literature, the Company has determined that Roka is not a variable interest entity and will not be included in the Company’s consolidated financial statements.
Note 4 — Stock-based compensation
     The following table summarizes the stock-based compensation expense that the Company recorded in its consolidated statements of income for the three and nine month periods ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Cost of product sales	$753	$591	$2,356	$1,778
Research and development	1,954	1,744	5,422	4,445
Marketing and sales	943	767	2,481	2,069
General and administrative	2,688	2,682	7,484	6,720

Total	$6,338	$5,784	$17,743	$15,012

     The Company used the following weighted average assumptions to estimate the fair value of options granted under the Company’s equity incentive plans and the shares purchasable under the Company’s Employee Stock Purchase Plan (“ESPP”) for the three and nine month periods ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Stock Option Plans
Risk-free interest rate	2.2%	3.1%	2.0%	3.0%
Volatility	35%	33%	35%	33%
Dividend yield	—	—	—	—
Expected term (years)	4.4	4.2	4.3	4.2
Resulting average fair value	$12.29	$18.90	$12.64	$18.64
ESPP
Risk-free interest rate	2.3%	3.3%	1.8%	3.3%
Volatility	34%	34%	40%	34%
Dividend yield	—	—	—	—
Expected term (years)	0.5	0.5	0.5	0.5
Resulting average fair value	$10.65	$12.07	$11.42	$13.22

     The Company’s unrecognized stock-based compensation expense, before income taxes and adjusted for estimated forfeitures, related to outstanding unvested share-based payment awards as of September 30, 2009 was approximately as follows:

	Weighted	Unrecognized
	Average	Expense as of
	Remaining	September 30,
	Expense Life	2009
Awards	(In years)	(In thousands)
Options	1.3	$32,910
ESPP	0.2	266
Restricted stock	1.4	10,098
Deferred issuance restricted stock	1.5	2,241

		$45,515

Note 5 — Net income per share
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
     Effective January 1, 2009, the Company adopted FASB guidance which addresses whether instruments granted in share-based payment transactions are participating securities and therefore have a potential dilutive effect on earnings per share (“EPS”). This guidance was applied retroactively to all periods presented. The impact on previously reported earnings per share was not material. The following table sets forth the computation of net income per share for the three and nine month periods ended September 30, 2009 and 2008 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net income	$22,196	$29,078	$67,758	$85,814

Weighted average shares outstanding — Basic	49,614	54,363	51,133	54,174
Effect of dilutive common stock options outstanding	522	1,189	634	1,183

Weighted average shares outstanding — Diluted	50,136	55,552	51,767	55,357

Net income per share:
Basic	$0.45	$0.53	$1.33	$1.58

Diluted	$0.44	$0.52	$1.31	$1.55

     Dilutive securities include stock options subject to vesting. Potentially dilutive securities totaling approximately 4,291,000 and 1,985,000 shares for the three month periods ended September 30, 2009 and 2008, respectively, and 3,680,000 and 1,866,000 shares for the nine month periods ended September 30, 2009 and 2008, respectively, were excluded from the calculation of diluted earnings per share because of their anti-dilutive effect.

Note 6 — Fair value measurements
     Effective January 1, 2008, the Company adopted guidance which defines fair value, expands disclosure requirements around fair value and specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs create the following fair value hierarchy:
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
Assets and liabilities measured at fair value on a recurring basis
     The Company’s marketable securities include tax advantaged municipal securities, Federal Deposit Insurance Corporation (“FDIC”) insured corporate bonds and money market funds. When available, the Company generally uses quoted market prices to determine fair value, and classifies such items as Level 1. If quoted market prices are not available, prices are determined using prices for recently traded financial instruments with similar underlying terms as well as directly or indirectly observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals. The Company classifies such items as Level 2.
     The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis (as described above) as of September 30, 2009 (in thousands):

	Fair Value Measurements at September 30, 2009
	Quoted prices in		Significant	Total carrying
	active markets for	Significant other	unobservable	value in the
	identical assets	observable inputs	inputs	consolidated
	(Level 1)	(Level 2)	(Level 3)	balance sheet
Assets:
Cash equivalents	$—	$111,822	$—	$111,822
Marketable securities	—	367,880	—	367,880
Deferred compensation plan assets	—	5,390	—	5,390

Total assets at fair value	—	485,092	—	485,092

Liabilities:
Deferred compensation plan liabilities	—	5,660	—	5,660

Total liabilities at fair value	$—	$5,660	$—	$5,660

Assets and liabilities measured at fair value on a non-recurring basis
     Certain assets and liabilities are measured at fair value on a non-recurring basis and therefore are not included in the table above. Such instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

Equity investment in public company
     In April 2009, the Company made a $5.0 million preferred stock investment in DiagnoCure, Inc. (“DiagnoCure”), a publicly held company traded on the Toronto Stock Exchange. The Company’s equity investment was initially valued based on the transaction price under the cost method of accounting. The market value of the underlying common stock is the most observable value of the preferred stock, but because there is no active market for these preferred shares the Company has classified its equity investment in DiagnoCure as Level 2 in the fair value hierarchy. The Company’s investment in DiagnoCure, which totaled $5.0 million as of September 30, 2009, is included in “Licenses, manufacturing access fees and other assets, net” on the Company’s consolidated balance sheets.
Equity investments in private companies
     The valuation of investments in non-public companies requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity and the long-term nature of such assets. The Company’s equity investments in private companies are initially valued based upon the transaction price under the cost method of accounting. Equity investments in non-public companies are classified as Level 3 in the fair value hierarchy.
     In September 2009, the Company spun-off its industrial testing assets to Roka, a newly formed private company. In consideration for the contribution of assets, the Company received shares of preferred stock representing 19.9% of Roka’s capital stock on a fully diluted basis. The Company’s investment in Roka totaled approximately $0.7 million as of September 30, 2009, and is included in “Licenses, manufacturing access fees and other assets, net” on the Company’s consolidated balance sheets.
     In 2006, the Company invested in Qualigen, Inc. (“Qualigen”), a private company. The Company’s investment in Qualigen, which totaled approximately $5.4 million as of September 30, 2009, is also included in “Licenses, manufacturing access fees and other assets, net” on the Company’s consolidated balance sheets.
     The Company records impairment charges when an investment has experienced a decline that is deemed to be other-than-temporary. The determination that a decline is other-than-temporary is, in part, subjective and influenced by many factors. Future adverse changes in market conditions or poor operating results of investees could result in losses or an inability to recover the carrying value of the investments, thereby possibly requiring impairment charges in the future. When assessing investments in private companies for an other-than-temporary decline in value, the Company considers many factors, including, but not limited to, the following: the share price from the investee’s latest financing round; the performance of the investee in relation to its own operating targets and its business plan; the investee’s revenue and cost trends; the investee’s liquidity and cash position, including its cash burn rate; and market acceptance of the investee’s products and services. From time to time, the Company may consider third party evaluations or valuation reports. The Company also considers new products and/or services that the investee may have forthcoming, any significant news specific to the investee, the investee’s competitors and/or industry and the outlook of the overall industry in which the investee operates. In the event the Company’s judgments change as to other-than temporary declines in value, the Company may record an impairment loss, which could have an adverse effect on its results of operations. During the third quarter of 2008, the Company recorded an impairment charge of $1.6 million against its investment in Qualigen.
     Effective January 1, 2008, the Company adopted guidance which provides companies the irrevocable option to measure many financial assets and liabilities at fair value with changes in fair value recognized in earnings. The Company has not elected to measure any financial assets or liabilities at fair value that were not previously required to be measured at fair value.

Note 7 — Balance sheet information
     The following tables provide details of selected balance sheet items as of September 30, 2009 and December 31, 2008 (in thousands):
Inventories

	September 30,	December 31,
	2009	2008
Raw materials and supplies	$9,827	$8,529
Work in process	24,245	24,945
Finished goods	24,360	20,932

	$58,432	$54,406

Property, plant and equipment, net

	September 30,	December 31,
	2009	2008
Land	$19,268	$18,804
Building	85,632	80,426
Machinery and equipment	175,734	153,211
Building improvements	38,238	34,592
Furniture and fixtures	17,616	16,270
Construction in-progress	207	19

Property, plant and equipment, at cost	336,696	303,322
Less accumulated depreciation and amortization	(183,101)	(161,400)

Property, plant and equipment, net	$153,594	$141,922

Purchased intangible assets, net

	September 30,	December 31,
	2009	2008
Purchased intangible assets, at cost	91,922	33,636
Less accumulated amortization	(35,825)	(33,338)

Purchased intangible assets, net	$56,097	$298

Licenses, manufacturing access fees and other assets, net

	September 30,	December 31,
	2009	2008
Patents	$14,690	$13,962
Licenses and manufacturing access fees	59,845	58,707
Investment in Qualigen	5,404	5,404
Investment in DiagnoCure	5,000	—
Investment in Roka	725	—
Other assets	7,219	3,611

Licenses and manufacturing access fees and other assets, at cost	92,883	81,684
Less accumulated amortization	(29,628)	(25,374)

Licenses and manufacturing access fees and other assets, net	$63,255	$56,310

Other accrued expenses

	September 30,	December 31,
	2009	2008
Royalties	$3,396	$985
Professional fees	3,426	1,494
Warranty	381	923
Other	3,991	625

Other accrued expenses	$11,194	$4,027

Note 8 — Marketable securities
     The Company’s marketable securities include tax advantaged municipal securities and FDIC insured corporate bonds with a minimum Moody’s credit rating of A3 or a Standard & Poor’s credit rating of A-. As of September 30, 2009, the Company did not hold auction rate securities. The Company’s investment policy limits the effective maturity on individual securities to six years and an average portfolio maturity to three years. At September 30, 2009, the Company’s portfolios had an average term of two years and an average credit quality of AA2 as defined by Moody’s.
     The following is a summary of the Company’s marketable securities as of September 30, 2009 (in thousands):

Amortized	Gross Unrealized	Gross Unrealized	Estimated
Cost	Gains	Losses	Fair Value
$365,051	$2,836	$(7)	$367,880

     The following table shows the estimated fair values and gross unrealized losses for the Company’s investments in individual securities that have been in a continuous unrealized loss position deemed to be temporary for less than 12 months and for more than 12 months as of September 30, 2009 (in thousands):

Less than 12 Months		More than 12 Months
Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
$4,576	$(4)	$3,105	$(3)

     The unrealized losses on certain of the Company’s investments in municipal securities were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investments. The Company does not consider its investments in municipal securities with a current unrealized loss position to be other-than-temporarily impaired at September 30, 2009 because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost. However, investments in an unrealized loss position deemed to be temporary at September 30, 2009 that have a contractual maturity of greater than 12 months have been classified as non-current marketable securities under the caption “Marketable securities, net of current portion,” reflecting the Company’s current intent and ability to hold such investments to maturity. The Company has determined that its investments in municipal securities should be classified as available-for-sale.
     The following table shows the current and non-current classification of the Company’s marketable securities as of September 30, 2009 and December 31, 2008 (in thousands):

	September 30,	December 31,
	2009	2008
Current	$361,203	$371,276
Non-current	6,677	73,780

Total marketable securities	$367,880	$445,056

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
     The following table shows the gross realized gains and losses from the sale of marketable securities, based on the specific identification method, for the three and nine month periods ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Proceeds from sale of marketable securities	$100,771	$10,652	$371,714	$39,920

Gross realized gains	$2,470	$34	$10,985	$440
Gross realized losses	(12)	(31)	(467)	(53)

Net realized gains	$2,458	$3	$10,518	$387

Note 9 — Short-term borrowings
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
     In March 2009, the Company borrowed $170.0 million under the revolving credit facility in anticipation of funding the Company’s acquisition of Tepnel. Also in March 2009, the Company and Bank of America amended the credit agreement to increase the amount that the Company can borrow from time to time under the credit agreement from $180.0 million to $250.0 million. In April 2009, the Company borrowed an additional $70.0 million under its revolving credit facility with Bank of America and used approximately $137.1 million of such borrowings (based on the then applicable exchange rate) to fund the Company’s acquisition of Tepnel. As of September 30, 2009, the total principal amount outstanding under the revolving credit facility was $240.0 million.

     In connection with the execution of the credit agreement with Bank of America, the Company terminated the commitments under its unsecured bank line of credit with Wells Fargo Bank, N.A., effective as of February 27, 2009. There were no amounts outstanding under the Wells Fargo Bank line of credit as of the termination date.
     As a result of the Tepnel acquisition, the Company assumed Tepnel’s pre-existing fixed rate term loan, which accrues interest at an effective rate of 6.6%. As of September 30, 2009, the outstanding principal amount under this loan was £0.5 million, or $0.8 million based on the exchange rate of £1 to $1.59 as of the balance sheet date.
Note 10 — Income tax
     As of September 30, 2009, the Company had total gross unrecognized tax benefits of $7.1 million. The amount of unrecognized tax benefits (net of the federal benefit for state taxes) that would favorably affect the Company’s effective income tax rate, if recognized, was $5.4 million. Material filings subject to future examination are the Company’s California returns filed for the 2005 through 2008 tax years, and the U.S. federal returns filed for the 2006 and 2008 tax years.
Note 11 — Stockholders’ equity
     Changes in stockholders’ equity for the nine months ended September 30, 2009 were as follows (in thousands):

Balance at December 31, 2008	$813,760
Net income	67,758
Other comprehensive income, net	1,112
Proceeds from the issuance of common stock	3,884
Proceeds from the issuance of common stock through ESPP	2,077
Proceeds from the issuance of common stock to board members	134
Repurchase and retirement of common stock	(174,847)
Repurchase and retirement of restricted stock for payment of taxes	(923)
Stock-based compensation	17,783
Excess tax benefit from stock-based compensation	1,186

Balance at September 30, 2009	$731,924

Comprehensive income
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

     Components of comprehensive income, net of income tax, for the three and nine month periods ended September 30, 2009 and 2008 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net income, as reported	$22,196	$29,078	$67,758	$85,814

Other comprehensive (loss) income:
Foreign currency translation adjustment	(846)	(162)	2,513	(78)
Change in net unrealized gain (loss) on available-for-sale securities during the period	2,384	(948)	5,436	(2,223)
Reclassification adjustments:
Net realized gains on available-for-sale securities	(1,598)	(2)	(6,837)	(252)

Total other comprehensive (loss) income, net	(60)	(1,112)	1,112	(2,553)

Comprehensive income	$22,136	$27,966	$68,870	$83,261

Stock options
     A summary of the Company’s stock option activity during the nine months ended September 30, 2009 for all equity incentive plans is as follows (in thousands, except price per share data and number of years):

			Weighted
			Average
			Remaining	Aggregate
	Number of	Weighted Average	Contractual	Intrinsic
	Shares	Exercise Price	Life (Years)	Value
Outstanding at December 31, 2008	5,657	$44.12
Granted	764	39.97
Exercised	(221)	17.60
Cancelled	(126)	52.66

Outstanding at September 30, 2009	6,074	$44.39	4.6	$26,399

Exercisable at September 30, 2009	4,073	$41.18	4.0	$24,626

Restricted Stock
     A summary of the Company’s restricted stock activity during the nine months ended September 30, 2009 for all equity incentive plans is as follows (in thousands, except price per share data):

		Weighted
		Average
		Grant-
	Number of	Date Fair
	Shares	Value
Unvested at December 31, 2008	294	$57.51
Granted	56	40.63
Vested and exercised	(90)	56.76
Forfeited	(8)	53.07

Unvested at September 30, 2009	252	$54.15

Stock Repurchase Program
     In August 2008, the Company’s Board of Directors authorized the repurchase of up to $250.0 million of the Company’s common stock over the two years following adoption of the program, through negotiated or open market transactions. There is no minimum or maximum number of shares to be repurchased under the program. During the three months ended September 30, 2009, the Company repurchased and retired approximately 1,806,000 shares under this program at an average price of $38.35, or approximately $69.3 million in total. As of September 30, 2009, the Company has repurchased and retired approximately 5,989,000 shares since the program’s inception at an average price of $41.72, or approximately $249.8 million in total. As a result, the Company’s stock repurchase program was substantially complete as of September 30, 2009. When stock is repurchased and retired, the amount paid in excess of par value is recorded to additional paid-in capital.

Note 12 — Contingencies
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
     In April 2009, following the arbitration hearing, a three-member arbitration panel from the ICDR issued an interim award rejecting all claims asserted by Digene (now Qiagen Gaithersberg, Inc.).
     In August 2009, the arbitrators issued their final arbitration award, which confirmed the interim award and also granted the Company’s motion to recover attorneys’ fees and costs from Digene in the amount of approximately $2.9 million. The Company has filed a petition to confirm the arbitration award in the United States District Court for the Southern District of New York and Digene has filed a petition to vacate or modify the award. A hearing on the petitions is set for December 18, 2009. The Company will record the $2.9 million as an offset to general and administrative expense when realized upon cash receipt.
Becton, Dickinson and Company
     See Note 14 below with respect to the patent infringement complaint filed by the Company against Becton, Dickinson and Company.
Quidel Corporation
     See Note 14 below with respect to the complaint Quidel Corporation filed against Prodesse, Inc.
Note 13 — Derivative financial instruments
     The Company periodically enters into foreign currency forward contracts to reduce its exposure to foreign currency fluctuations of certain assets and liabilities denominated in foreign currencies. These forward contracts have a maturity of approximately 30 days and have not been designated as hedges. Accordingly, these instruments are marked to market at each balance sheet date with changes in fair value recognized in earnings under the caption “other income/(expense).”
     The following table reflects the effect of these derivative instruments on the consolidated statements of income for the three and nine month periods ended September 30, 2009 and 2008 (in thousands):

		Three Months Ended		Nine Months Ended
	Location of gain/(loss)	September 30,		September 30,
Derivatives not designated as hedging instruments under SFAS No. 133:	recognized in income	2009	2008	2009	2008
Foreign currency forward contracts	Other income/(expense)	—	—	(635)	—

     The Company did not have any foreign currency forward contracts outstanding at September 30, 2009.

Note 14 — Subsequent events
Acquisition of Prodesse, Inc.
     On October 6, 2009, the Company entered into a merger agreement with Prodesse, Inc. (“Prodesse”), a privately held Wisconsin corporation. Under the terms of the merger agreement, the Company acquired Prodesse on October 21, 2009 for approximately $60.0 million. A portion of the Company’s closing payment was set aside in an escrow account that will be available for 18 months following the acquisition to indemnify the Company for various matters, including for breaches of representations and warranties and covenants by Prodesse included in the merger agreement. The Company may also be required to make additional cash payments to former Prodesse securityholders of up to an aggregate of $25.0 million in the event certain milestones set forth in the merger agreement are achieved. As a result of the acquisition, Prodesse (which is now known as Gen-Probe Prodesse, Inc.) has become a wholly owned subsidiary of the Company. The Company financed the acquisition through existing cash on hand.
Quidel Corporation
     On October 19, 2009, Quidel Corporation filed a complaint against Prodesse in San Diego County Superior Court, alleging that an advertisement for Prodesse’s ProFlu+ Multiplex RT-PCR assay is false and misleading. The complaint seeks money damages and injunctive relief based on claims for unfair competition, false advertising, and violation of the Lanham Act. On October 21, 2009, the Company acquired Prodesse pursuant to a merger agreement signed October 6, 2009. On October 22, 2009, following the Company’s acquisition of Prodesse, the Company removed the case to the United States District Court for the Southern District of California. There can be no assurances as to the final outcome of the litigation.
Becton, Dickinson and Company
     On October 19, 2009, the Company filed a complaint for patent infringement against Becton, Dickinson and Company (“BD”) in the United States District Court for the Southern District of California. The complaint alleges that BD’s Viper™ XTR™ testing system infringes five of the Company’s U.S. patents covering automated processes for preparing, amplifying and detecting nucleic acid targets. The complaint also alleges that BD’s ProbeTec™ Female Endocervical and Male Urethral Specimen Collection Kits for Amplified Chlamydia trachomatis/Neisseria gonorrhoeae (CT/GC) DNA assays used with the Viper XTR testing system infringe two of the Company’s U.S. patents covering penetrable caps for specimen collection tubes. Finally, the complaint alleges that BD has infringed the Company’s U.S. patent on methods and kits for destroying the ability of a nucleic acid to be amplified. The complaint seeks monetary damages and injunctive relief. There can be no assurances as to the final outcome of the litigation.

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
     The following information should be read in conjunction with our September 30, 2009 consolidated financial statements and related notes included elsewhere in this quarterly report and with our consolidated financial statements and related notes for the year ended December 31, 2008 and the related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2008. We also urge you to review and consider our disclosures describing various risks that may affect our business, which are set forth under the heading “Risk Factors” in this quarterly report and in our Annual Report on Form 10-K for the year ended December 31, 2008.
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
     In April 2009, we completed the acquisition of Tepnel Life Sciences plc (now known as Gen-Probe Life Sciences Ltd.), or Tepnel, a UK-based international life sciences products and services company which has two principal businesses, molecular diagnostics and research products and services. We believe the acquisition of Tepnel will provide us access to growth opportunities in transplant diagnostics, genetic testing and pharmaceutical services, as well as accelerate our ongoing strategic efforts to strengthen our marketing and sales, distribution and manufacturing capabilities in Europe. The results of Tepnel’s operations have been included in our consolidated financial statements beginning in April 2009.
Recent Events
     Financial Results
     Product sales for the third quarter of 2009 were $119.0 million, compared to $108.3 million in the same period of the prior year, an increase of 10%. Total revenues for the third quarter of 2009 were $122.7 million, compared to $121.2 million in the same period of the prior year, an increase of 1%. Net income for the third quarter of 2009 was $22.2 million ($0.44 per diluted share), compared to $29.1 million ($0.53 per diluted share) in the same period of the prior year, a decrease of 24%.

     Product sales for the first nine months of 2009 were $348.3 million, compared to $323.5 million in the same period of the prior year, an increase of 8%. Total revenues for the first nine months of 2009 were $359.4 million, compared to $363.6 million in the same period of the prior year, a decrease of 1%. Net income for the first nine months of 2009 was $67.8 million ($1.31 per diluted share), compared to $85.8 million ($1.56 per diluted share) in the same period of the prior year, a decrease of 21%.
     Our total revenues, net income and fully diluted earnings per share in the first nine months of 2009 included $8.2 million of additional one-time revenue associated with the renegotiation of our collaboration agreement with Novartis, as well as Tepnel’s results of operations which were not included in the comparable prior year period. In contrast, the first nine months of 2008 included $16.4 million in royalty and license revenue associated with a third and final settlement payment from Bayer (now Siemens Healthcare Diagnostics) which was recorded in the first quarter of 2008, and a $10.0 million development milestone paid by Novartis, which was recorded in the third quarter of 2008.
     Acquisition of Prodesse, Inc.
     On October 6, 2009, we entered into a merger agreement with Prodesse, Inc., or Prodesse, a privately held Wisconsin corporation. Under the terms of the merger agreement, we acquired Prodesse on October 21, 2009 for approximately $60.0 million. A portion of the closing payment was set aside in an escrow account that will be available for 18 months following the acquisition to indemnify us for various matters, including for breaches of representations and warranties and covenants by Prodesse included in the merger agreement. We may also be required to make additional cash payments to former Prodesse securityholders of up to an aggregate of $25.0 million in the event certain milestones set forth in the merger agreement are achieved. As a result of the acquisition, Prodesse (which is now known as Gen-Probe Prodesse, Inc.) has become a wholly owned subsidiary of Gen-Probe. We financed the acquisition through existing cash on hand.
     Spin-off of Industrial Testing Assets to Roka Bioscience, Inc.
     In September 2009, we announced the spin-off of our industrial testing assets, including the Closed Unit Dose Assay, or CUDA system, to Roka Bioscience, Inc., or Roka, a newly formed private company. In consideration for our contribution of assets, we received shares of preferred stock representing 19.9% of Roka’s capital stock on a fully diluted basis. In connection with the transaction, 18 of our former employees accepted employment with Roka. We will provide contract manufacturing and certain other services to Roka on a transitional basis and have agreed to lease a portion of our San Diego headquarters facility to Roka on a temporary basis. Concurrently with the transaction, we entered into an agreement to license certain rights to Roka in order for Roka to develop, manufacture and commercialize the CUDA system and related nucleic acid tests for biopharmaceutical production, water and food safety testing, and veterinary, environmental and bioterrorism testing. Roka will also have rights to develop certain infection control tests for use on the CUDA system. Under this license agreement, we will receive royalties on any potential Roka product sales that incorporate Gen-Probe licensed technology. As part of the spin-off transaction, our industrial testing collaboration agreements with GE Water (a division of GE Energy, a business unit of General Electric) and Millipore Corporation were transferred to Roka.
     Stock Repurchase Program
     In August 2008, our Board of Directors authorized the repurchase of up to $250.0 million of our common stock over the two years following adoption of the program, through negotiated or open market transactions. There is no minimum or maximum number of shares to be repurchased under the program. During the three months ended September 30, 2009, we repurchased and retired approximately 1,806,000 shares under this program at an average price of $38.35, or approximately $69.3 million in total. From its inception through September 30, 2009, we have repurchased and retired approximately 5,989,000 shares under this program at an average price of $41.72, or approximately $249.8 million in total. As a result, our stock repurchase program was substantially complete as of September 30, 2009.

Critical accounting policies and estimates
     Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, the collectability of accounts receivable, and the valuation of the following: stock-based compensation; marketable securities; equity investments in publicly and privately held companies; income tax; liabilities associated with employee benefit costs; inventories; and goodwill and long-lived assets, including patent costs, capitalized software, purchased intangibles and licenses and manufacturing access fees. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, which form the basis for making judgments about the carrying values of assets and liabilities. Senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of our Board of Directors. Actual results may differ from these estimates.
     We believe there have been no significant changes during the third quarter of 2009 to the items that we disclosed as our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2008, except for the items discussed below.
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
     We periodically review our marketable securities for other-than-temporary declines in fair value below the cost basis, or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. When assessing marketable securities for other-than-temporary declines in value, we consider factors including: the significance of the decline in value compared to the cost basis; the underlying factors contributing to a decline in the prices of securities in a single asset class; how long the market value of the investment has been less than its cost basis; any market conditions that impact liquidity; the views of external investment managers; any news or financial information that has been released specific to the investee; and the outlook for the overall industry in which the investee operates.
     We do not consider our investments in marketable securities with a current unrealized loss position to be other-than-temporarily impaired at September 30, 2009 because we do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost. However, investments in an unrealized loss position deemed to be temporary at September 30, 2009 that have a contractual maturity of greater than 12 months have been classified as non-current marketable securities under the caption “Marketable securities, net of current portion,” reflecting our current intent and ability to hold such investments to maturity. We have determined that our investments in municipal securities should be classified as available-for-sale.
     Adoption of recent accounting pronouncements
     FASB ASC 105
     Effective September 30, 2009, we adopted Financial Accounting Standards Board, or FASB, guidance which establishes the FASB Accounting Standards Codification, or ASC or the Codification. The Codification supersedes all existing accounting standard documents and became the single source of authoritative non-governmental U.S. GAAP. All other accounting literature not included in the Codification is considered non-authoritative. Because this statement relates specifically to disclosure requirements, there was no impact on our consolidated financial statements as a result of the adoption of the Codification.
     FASB ASC 855
     Effective June 30, 2009, we adopted FASB guidance requiring disclosure of the date through which subsequent events have been evaluated for disclosure and recognition. Because this guidance relates specifically to disclosure requirements, there was no impact on our consolidated financial statements as a result of the adoption of this guidance.

     FASB ASC 320
     Effective June 30, 2009, we adopted revised FASB guidance to determine whether the impairment of a debt security is other-than-temporary. This guidance also amends the presentation and disclosure requirements of other-than-temporarily impaired debt and equity securities in the financial statements. The adoption of this guidance did not have an effect on our consolidated financial statements since any decline in the fair value of our marketable securities is not considered to be other-than-temporary.
     FASB ASC 825
     Effective June 30, 2009, we adopted amended FASB guidance on interim disclosures related to the fair value of financial instruments. This guidance extends the disclosure requirements to interim financial statements of publicly traded companies, and requires the inclusion of those disclosures in summarized financial information at interim reporting periods. Because this guidance relates specifically to disclosure requirements, there was no impact on our consolidated financial statements as a result of the adoption of this guidance.
     FASB ASC 260
     Effective January 1, 2009, we adopted FASB guidance addressing whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. The terms of our restricted stock awards provide a non-forfeitable right to receive dividend equivalent payments on unvested awards, whether paid, or unpaid. As such, these awards are considered participating securities under the new guidance. We have applied this guidance retroactively to all periods presented. The impact on previously reported earnings per share was not material.
     FASB ASC 815
     Effective January 1, 2009, we adopted FASB guidance requiring enhanced disclosures regarding derivatives and hedging activities, including: (a) the manner in which an entity uses derivative instruments; (b) the manner in which derivative instruments and related hedged items are accounted for; and (c) the effect of derivative instruments and related hedged items on an entity’s financial position, financial performance, and cash flows. Because this guidance relates specifically to disclosure requirements, there was no impact on our consolidated financial statements as a result of the adoption of this guidance.
     FASB ASC 805
     Effective January 1, 2009, we adopted FASB guidance which changed the requirements for an acquirer’s recognition and measurement of the assets acquired and liabilities assumed in a business combination, including the treatment of contingent consideration, pre-acquisition contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under this amended guidance, changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense.
     FASB ASC 810
     Effective January 1, 2009, we adopted FASB guidance requiring non-controlling (minority) interests to be reported as a component of equity, that net income attributable to the parent and to the non-controlling interest be separately identified in the income statement, that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and that any retained non-controlling equity investment be initially measured at fair value upon the deconsolidation of a subsidiary. As of September 30, 2009, we did not have any consolidated subsidiaries in which we had a non-controlling interest, and therefore adoption of this guidance did not have an impact on our consolidated financial statements.

     FASB ASC 808
     Effective January 1, 2009, we adopted FASB guidance defining collaborative agreements as a contractual arrangement in which the parties are active participants to the arrangement and are exposed to the significant risks and rewards that are dependent on the ultimate commercial success of the endeavor. Additionally, the guidance requires that revenue generated and costs incurred on sales to third parties as it relates to a collaborative agreement be recognized on a gross basis in the financial statements of the party that is identified as the principal participant in a transaction. It also requires payments between participants to be accounted for in accordance with already existing generally accepted accounting principles, unless none exist, in which case a reasonable, rational, consistent method should be used. The adoption of this guidance did not have an impact on our consolidated financial statements, as all agreements were in compliance with this guidance prior to its adoption.
Results of Operations
Product sales

(Dollars in millions)	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
Clinical diagnostics	$69.6	$55.6	$14.0	25%	$196.6	$165.3	$31.3	19%
Blood screening	45.4	52.7	(7.3)	(14)%	144.1	158.2	(14.1)	(9)%
Research products and services	4.0	—	4.0	N/M	7.6	—	7.6	N/M

Product sales	$119.0	$108.3	$10.7	10%	$348.3	$323.5	$24.8	8%

As a percent of total revenues	97%	89%			97%	89%

     Our primary source of revenue comes from product sales, which consist primarily of the sale of clinical diagnostic and blood screening products in the United States and throughout the world. Our clinical diagnostic product sales consist primarily of our APTIMA, PACE, AccuProbe and Amplified Mycobacterium Tuberculosis Direct Test product lines, as well as sales of transplant diagnostics and genetic testing products acquired as part of our acquisition of Tepnel, which are primarily sold under the LIFECODES and Elucigene trademarks. The principal customers for our clinical diagnostics products include reference laboratories, public health institutions and hospitals. The blood screening assays and instruments we manufacture are marketed and distributed worldwide through our collaboration with Novartis under the Procleix and Ultrio trademarks.
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
     Product sales increased by 10% and 8% in the three and nine months ended September 30, 2009, respectively, as compared to the same periods of 2008. In each case, the increase was primarily attributed to additional product sales as a result of our acquisition of Tepnel and higher APTIMA assay sales, partially offset by lower blood screening sales, primarily due to lower shipments and unfavorable exchange rate impacts.
     Diagnostic product sales
     The increase in diagnostic product sales in the three and nine months ended September 30, 2009 compared to the same periods of the prior year is primarily attributed to the addition of transplant diagnostic and genetic testing product sales resulting from our acquisition of Tepnel, volume gains in our APTIMA product line as the result of PACE conversions, market share gains we attribute to the superior clinical performance of our APTIMA assays, and the availability of our fully automated TIGRIS instrument.
     In general, the price of our amplified APTIMA test is twice that of our non-amplified PACE product, thus the conversion from PACE to APTIMA drives an overall increase in product sales even if underlying testing volumes remain the same.
     During the three and nine months ended September 30, 2009, diagnostic product sales were negatively affected as compared to the prior year period by unfavorable estimated exchange rate impacts of $0.8 million and $3.5 million, respectively, due to a stronger United States dollar.

     Blood screening related sales
     The decrease in blood screening sales in the three and nine months ended September 30, 2009 compared to the same periods of the prior year is primarily attributed to test demand fluctuations from our partner Novartis and the unfavorable impact of foreign currency exchange rates. In the third quarter of 2009, blood screening shipments to Novartis were $7.9 million lower than the third quarter of 2008, primarily associated with lower U.S. shipments of the Procleix HIV-1/HCV assay as customers began to adopt the Procleix Ultrio assay, lower U.S. shipments of the Procleix Ultrio assay due to the post-marketing yield study which concluded at the end of 2008, and lower WNV test shipments. In addition to these factors, the decrease in blood screening sales for the first nine months of the year was also caused by a $2.6 million historical revenue adjustment that was recorded in the prior year period.
     During the three and nine months ended September 30, 2009, blood screening related product sales were negatively affected as compared to the prior year period by unfavorable estimated exchange rate impacts of $1.7 million and $7.6 million, respectively, due to a stronger United States dollar.
     Research products and services
     As a result of our acquisition of Tepnel, we have a new category of product sales, which we refer to as “Research products and services.” These sales represent outsourcing services for pharmaceutical, biotechnology, and healthcare industries, including nucleic acid purification and analysis services, as well as the sale of monoclonal antibodies and food testing kits. These sales totaled $4.0 million and $7.6 million, respectively, for the three and nine months ended September 30, 2009.
Collaborative research revenue

(Dollars in millions)	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
Collaborative research revenue	$2.0	$11.3	$(9.3)	(82)%	$5.9	$18.5	$(12.6)	(68)%

As a percent of total revenues	2%	9%			2%	5%

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
     Collaborative research revenue decreased 82% in the third quarter of 2009 compared to the third quarter of 2008. This decrease was primarily due to a non-recurring $10.0 million milestone payment received from Novartis in the prior year period.
     Collaborative research revenue decreased 68% in the nine months ended September 30, 2009 compared to the same period of the prior year. This decrease was primarily due to a non-recurring $10.0 million milestone payment received from Novartis in the prior year period and $4.1 million of revenue received from 3M Corporation, or 3M, related to our healthcare-associated infection collaboration which ended in September 2008. These decreases were partially offset by increased reimbursements from Novartis for shared development expenses, primarily attributable to development efforts for the Panther instrument in the current year period.
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

Royalty and license revenue

(Dollars in millions)	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
Royalty and license revenue	$1.7	$1.6	$0.1	6%	$5.3	$21.6	$(16.3)	(75)%

As a percent of total revenues	1%	1%			1%	6%

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
     Royalty and license revenue increased 6% in the three months ended September 30, 2009 and decreased 75% in the nine months ended September 30, 2009, as compared to the same periods of 2008. The $16.3 million decrease for the nine months ended September 30, 2009 was primarily due to the $16.4 million settlement payment received from Bayer during the first quarter of 2008. Bayer has now paid all amounts due to us under our settlement agreement.
     Royalty and license revenue may fluctuate based on the nature of the related agreements and the timing of receipt of license fees. Results in any one period are not necessarily indicative of results to be achieved in the future. In addition, our ability to generate additional royalty and license revenue will depend, in part, on our ability to market and commercialize our technologies.
Cost of product sales

(Dollars in millions)	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
Cost of product sales	$36.4	$30.7	$5.7	19%	$107.9	$95.8	$12.1	13%

Gross profit margin as a percent of product sales	69%	72%			69%	70%

     Cost of product sales includes direct material, direct labor, and manufacturing overhead associated with the production of inventories. Other components of cost of product sales include royalties, warranty costs, instrument and software amortization and allowances for scrap. Cost of product sales excludes the amortization of acquisition-related intangibles.
     In addition, we manufacture significant quantities of materials, development lots, and clinical trial lots of product prior to receiving approval from the FDA for commercial sale. The majority of costs associated with development lots are classified as research and development, or R&D, expense. The portion of a development lot that is manufactured for commercial sale is capitalized to inventory and classified as cost of product sales upon shipment.
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
     Cost of product sales increased 19% in the third quarter of 2009 compared to the third quarter of 2008. The $5.7 million increase was primarily due to an additional $4.7 million in cost of product sales as a result of our acquisition of Tepnel, an increase of $1.3 million and $1.0 million related to increased instrument and APTIMA sales, respectively, and an increase of $1.2 million attributed to manufacturing variances related to changes in production volumes. These increased costs were partially offset by a decrease of $2.5 million attributed to lower blood screening assay shipments.

     Cost of product sales increased 13% in the nine months ended September 30, 2009, compared to the same period of the prior year. The $12.1 million increase was primarily due to an additional $9.1 million in cost of product sales as a result of our acquisition of Tepnel, an increase of $6.0 million attributed to manufacturing variances related to changes in production volumes and an increase of $2.7 million related to increased APTIMA sales. These increased costs were partially offset by a decrease of $6.2 million attributed to lower blood screening assay shipments.
     Our gross profit margin as a percentage of product sales decreased to 69% in each of the three and nine months ended September 30, 2009, from 72% and 70% during the same periods of 2008, respectively. The decreases in gross profit margin percentages were principally attributed to the following:
•	lower overall gross margin percentages for the recently acquired Tepnel business;

•	an increase in cost of product sales related to changes in production volumes; and

•	an increase in the amortization of intellectual property associated with the commercialization of our CE-marked APTIMA HPV assay; which were partially offset by

•	an increase in APTIMA sales.
     Cost of sales may fluctuate significantly in future periods based on changes in production volumes for both commercially approved products and products under development or in clinical trials. Cost of product sales is also affected by manufacturing efficiencies, allowances for scrap or expired materials, additional costs related to initial production quantities of new products after achieving FDA approval, and contractual adjustments, such as instrumentation costs, instrument service costs and royalties.
     A portion of our blood screening revenues is attributable to sales of TIGRIS instruments to Novartis, which totaled $8.8 million and $9.9 million during the first nine months of 2009 and 2008, respectively. Under our collaboration agreement with Novartis, we sell TIGRIS instruments to them at prices that approximate cost and share in profits of end-user sales in the United States. These instrument sales, therefore, negatively impact our gross margin percentage in the periods when they occur, but are a necessary precursor to increased sales of blood screening assays in the future.
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
Acquisition-related intangibles amortization

(Dollars in millions)	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
Acquisition-related intangibles amortization	$1.1	$—	$1.1	N/M	$2.3	$—	$2.3	N/M

As a percent of total revenues	1%	0%			1%	0%

     Amortization expense related to purchased intangible assets was $1.1 million and $2.3 million during the three and nine months ended September 30, 2009 as a result of our acquisition of Tepnel. Intangible assets are amortized using the straight-line method over their estimated useful lives, which range from 10 to 20 years. For details on the intangible assets acquired as part of our acquisition of Tepnel, please refer to Note 2 — Business combination, of the Notes to the Consolidated Financial Statements included in Item 1 of Part I of this report.

Research and development

(Dollars in millions)	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
Research and development	$27.5	$24.5	$3.0	12%	$78.5	$77.0	$1.5	2%

As a percent of total revenues	22%	20%			22%	21%

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
     We expect to incur additional costs associated with our research and development activities. The additional costs include the development and validation activities for our HPV, PCA3 and Trichomonas assays, development of our Panther instrument, our fully automated system for low and mid-volume clinical laboratories and blood screening sites, assay integration activities for Panther, development and validation of assays for blood screening and ongoing research and early stage development activities. Although total R&D expenditures may increase over time, we expect that our R&D expenses as a percentage of total revenues will decline in future years.
     R&D expenses increased 12% in the third quarter of 2009 compared to the third quarter of 2008. The $3.0 million increase was primarily due to the addition of Tepnel’s R&D expenses which totaled $1.1 million in the third quarter of 2009, as well as increased spending in the current period for clinical evaluations associated with our HPV and PCA3 clinical trials.
     R&D expenses increased 2% in the nine months ended September 30, 2009 compared to the same period of the prior year. The $1.5 million increase was primarily due to the addition of Tepnel’s R&D expenses which totaled $2.3 million in the nine months ended September 30, 2009, as well as increased spending in the current period for clinical evaluations associated with our HPV and PCA3 clinical trials, partially offset by a $3.5 million impairment charge recorded in the second quarter of 2008 associated with our Corixa license agreement.
Marketing and sales

(Dollars in millions)	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
Marketing and sales	$13.5	$10.7	$2.8	26%	$38.6	$34.1	$4.5	13%

As a percent of total revenues	11%	9%			11%	9%

     Our marketing and sales expenses include salaries and other personnel-related expenses, promotional expenses, and outside services.
     Marketing and sales expenses increased 26% and 13% in the three and nine months ended September 30, 2009, respectively, compared to the same periods of the prior year. These increases are primarily attributed to the addition of marketing and sales expenses as a result of our acquisition of Tepnel, which totaled $1.8 million and $3.6 million, in the three and nine months ended September 30, 2009, respectively, as well as continued investment in global expansion efforts, primarily in Western Europe, and the related promotion and sale of our more recently launched CE-marked PCA3 and HPV products.
General and administrative

(Dollars in millions)	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
General and administrative	$15.2	$12.9	$2.3	18%	$46.9	$38.5	$8.4	22%

As a percent of total revenues	12%	11%			13%	11%

     Our general and administrative, or G&A, expenses include expenses for finance, legal, strategic planning and business development, public relations and human resources.
     G&A expenses increased 18% and 22% in the three and nine months ended September 30, 2009, respectively, compared to the same periods of the prior year. These increases are primarily attributed to the addition of Tepnel’s G&A expenses, which totaled $2.7 million and $5.3 million, in the three and nine months ended September 30, 2009, respectively, as well as business development costs associated with the Tepnel acquisition and the spin-off of our industrial testing assets to Roka, which totaled $1.1 million and $5.9 million in the three and nine months ended September 30, 2009, respectively.

Total other income, net

(Dollars in millions)	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
Investment and interest income	$4.7	$4.1	$0.6	15%	$19.7	$12.3	$7.4	60%
Interest expense	(0.6)	—	(0.6)	N/M	(1.5)	—	(1.5)	N/M
Other income / (expense)	0.2	(1.9)	2.1	N/M	(0.8)	(0.7)	(0.1)	14%

Total other income, net	$4.3	$2.2	$2.1	95%	$17.4	$11.6	$5.8	50%

     The increase in investment and interest income for the nine months ended September 30, 2009 compared to the same period of 2008, can be attributed to $10.5 million in net realized gains on sales of marketable securities, partially offset by decreased interest income on our lower investment balances. The increase in interest expense period over period is attributable to borrowings under our credit facility with Bank of America. The net increase in other income for the three months ended September 30, 2009 was primarily attributable to a $1.6 million impairment charge on our investment in Qualigen recorded in the third quarter of 2008, as well as favorable exchange rate impacts in the current year period.
Income tax expense

(Dollars in millions)	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
Income tax expense	$11.1	$15.5	$(4.4)	(28)%	$34.9	$44.0	$(9.1)	(21)%

As a percent of income before tax	33%	35%			34%	34%

     The decrease in our effective tax rate for the three months ended September 30, 2009 compared to the same period of the prior year was primarily due to lower pre-tax income and the federal research tax credit which had not been reauthorized in the prior year period.
     We estimate that our annual effective tax rate for 2009 will be approximately 34%, equal to our prior year effective tax rate.
Liquidity and capital resources

	September 30,	December 31,
	2009	2008
	(In thousands)
Cash, cash equivalents and current marketable securities	$517,942	$431,398
Working capital	361,892	506,457
Current ratio	2.2	11.9
     Our working capital at September 30, 2009 decreased $144.6 million from December 31, 2008 primarily due to the current liability created by our credit facility with Bank of America, which was partially offset by the subsequent drawdown on that credit facility as an increase to cash. In April 2009, we used approximately $137.1 million in borrowings under the credit facility to acquire Tepnel.
     The primary objectives of our investment policy are liquidity and safety of principal. Consistent with these objectives, investments are made with the goal of achieving the highest rate of return. The policy places emphasis on securities of high credit quality, with restrictions placed on maturities and concentration by security type and issue.
     Our marketable securities include tax advantaged municipal securities and Federal Deposit Insurance Corporation, or FDIC, insured corporate bonds with a minimum Moody’s credit rating of A3 or a Standard & Poor’s credit rating of A-. As of September 30, 2009, we did not hold auction rate securities and have never held any such securities. Our investment policy limits the effective maturity on individual securities to six years and an average portfolio maturity to three years. At September 30, 2009, our portfolios had an average term of two years and an average credit quality of AA2 as defined by Moody’s.

	Nine Months Ended September 30,
	2009	2008	$ Change
	(In thousands)
Cash provided by (used in):
Operating activities	$106,726	$159,019	$(52,293)
Investing activities	(81,442)	(169,475)	88,033
Financing activities	69,827	9,057	60,770
Purchases of property, plant and equipment (included in investing activities above)	(22,284)	(30,530)	(8,246)
     Our primary source of liquidity has been cash from operations, which includes the collection of accounts and other receivables related to product sales, collaborative research agreements, and royalty and license fees. Additionally, our liquidity was enhanced in the first nine months of 2009 by our recently established credit facility with Bank of America, described in Note 9 — Short-term borrowings, of the Notes to the Consolidated Financial Statements included in Item 1 of Part I of this report. Our primary short-term cash needs, which are subject to change, include continued R&D spending to support new products, costs related to commercialization of products and purchases of instrument systems, primarily TIGRIS, for placement with our customers. In addition, we may use cash for strategic purchases which may include the acquisition of businesses and/or technologies complementary to our business. Certain R&D costs may be funded under collaboration agreements with our collaboration partners.
     Operating activities provided net cash of $106.7 million for the first nine months of 2009, primarily from net income of $67.8 million, net non-cash charges of $43.9 million, partially offset by a decrease in cash from operating assets and liabilities of $4.9 million. Non-cash charges primarily consisted of depreciation of $20.8 million, amortization of intangibles of $8.6 million and stock based compensation expense of $17.7 million.
     Net cash used in investing activities for the first nine months of 2009 was $81.4 million. Net cash paid for the acquisition of Tepnel totaled $123.7 million, $22.3 million was used for purchases of property, plant and equipment, and $5.0 million was used to purchase preferred stock in DiagnoCure. These uses of cash were offset by $71.7 million in net proceeds from sales of marketable securities.
     Net cash provided by financing activities for the first nine months of 2009 was $69.8 million, primarily driven by $240.0 million in borrowings under our credit facility, partially offset by $174.8 million used to repurchase and retire approximately 4,283,000 shares of our common stock under our stock repurchase program.
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

Contractual obligations and commercial commitments
     Our contractual obligations due as of September 30, 2009 were as follows (in thousands):

		Less than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Material purchase commitments (1)	$26,214	$10,474	$15,740	$—	$—
Operating leases (2)	5,027	1,022	1,728	1,739	538
Collaborative commitments (3)	5,764	100	3,497	750	1,417
Minimum royalty commitments (4)	9,505	960	3,545	3,090	1,910
Deferred employee compensation (5)	3,374	895	1,093	929	457
Capital leases (6)	746	343	349	55	—

Total(7)	$50,631	$13,794	$25,951	$6,563	$4,322

(1)
Amounts represent our minimum purchase commitments from key vendors for the TIGRIS, Panther and Luminex instruments, as well as raw materials used in manufacturing. Of the $26.2 million total, $19.3 million is expected to be used to purchase TIGRIS instruments, of which we anticipate that approximately $11.9 million of instruments will be sold to Novartis. Not included in the $26.2 million is $6.6 million expected to be used to purchase pre-production and production instruments, and associated tooling, pursuant to our development agreement with Stratec Biomedical Systems AG, or Stratec, for the Panther instrument, as well as potential minimum purchase commitments under our supply agreement with Stratec. Our obligations under the supply agreement are contingent on successful completion of all activities under the development agreement with Stratec.

(2)	Reflects obligations for facilities and vehicles under operating leases in place as of September 30, 2009. Future minimum lease payments are included in the table above.

(3)
In addition to the minimum payments due under our collaborative agreements, we may be required to pay up to $12.2 million in milestone payments, plus royalties on net sales of any products using specified technology. We may also be required to pay up to $5.2 million in future development costs in the form of milestone payments.

(4)
Amounts represent our minimum royalties due on the net sales of products incorporating licensed technology and subject to a minimum annual royalty payment. During the three and nine months ended September 30, 2009, we recorded $2.0 million and $5.8 million, respectively, in royalty costs related to our various license agreements.

(5)
We have liabilities for deferred employee compensation which totaled $5.7 million at September 30, 2009. Under our deferred compensation plan, participants may elect in-service distributions on specified future dates, or a distribution upon retirement. Of the $5.7 million, $2.3 million is payable upon employee retirement and as such was not included in the table above as we cannot reasonably predict when a retirement event may occur. Total liabilities for deferred employee compensation are partially offset by deferred compensation assets, which totaled $5.4 million at September 30, 2009.

(6)
Reflects obligations on capital leases in place as of September 30, 2009. Interest amounts were not material, therefore, capital lease obligations were shown net of interest expense in the table above.

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

     Liabilities associated with uncertain tax positions, currently estimated at $7.1 million (including interest), are not included in the table above as we cannot reasonably estimate when, if ever, an amount would be paid to a government agency. Ultimate settlement of these liabilities is dependent on factors outside of our control, such as examinations by each agency and expiration of statutes of limitation for assessment of additional taxes.
     As of September 30, 2009, the total principal amount outstanding under our revolving credit facility with Bank of America was $240.0 million. The term of this credit facility is due to expire in February 2010. For additional information regarding the terms of this credit facility, please see the description included in Note 9 — Short-term borrowings, of the Notes to the Consolidated Financial Statements included in Item 1 of Part I of this report.

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
     Our exposure to market risk for changes in interest rates relates primarily to interest earned on our investment portfolio and the amount of interest payable on our one-year senior secured revolving credit facility with Bank of America. As of September 30, 2009, the total principal amount outstanding under the revolving credit facility was $240.0 million. At our option, loans accrue interest at a per annum rate based on, either: the base rate (the base rate is defined as the greatest of (i) the federal funds rate plus a margin equal to 0.50%, (ii) Bank of America’s prime rate and (iii) LIBOR plus a margin equal to 1.00%); or LIBOR plus a margin equal to 0.60%, in each case for interest periods of 1, 2, 3 or 6 months as selected by us. We do not believe that we are exposed to significant interest rate risk with respect to our credit facility based on our option to select the rate at which interest accrues under the credit facility, the short-term nature of the borrowings and our ability to pay off the outstanding balance in a timely manner if the applicable interest rate under the credit facility increases above the current interest rate yields on our investment portfolio. A 100 basis point increase or decrease in interest rates would increase or decrease our interest expense by approximately $2.4 million on an annual basis. Our risk associated with fluctuating interest income is limited to our investments in interest rate sensitive financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage this exposure to interest rate changes. We seek to ensure the safety and preservation of our invested principal by limiting default risk, market risk, and reinvestment risk. We mitigate default risk by investing in investment grade securities with an average portfolio maturity of no more than three years. A 100 basis point increase or decrease in interest rates would increase or decrease our current investment balance by approximately $7.5 million on an annual basis. While changes in interest rates may affect the fair value of our investment portfolio, any gains or losses are not recognized in our consolidated statements of income until the investment is sold or if a reduction in fair value is determined to be other-than-temporary.
     Foreign Currency Exchange Risk
     Although the majority of our revenue is realized in United States dollars, some portions of our revenue are realized in foreign currencies. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. We translate the financial statements of our non-U.S. operations using the end-of-period exchange rates for assets and liabilities and the average exchange rates for each reporting period for results of operations. Net gains and losses resulting from the translation of foreign financial statements and the effect of exchange rates in intercompany receivables and payables of a long-term investment nature are recorded as a separate component of stockholders’ equity under the caption “Accumulated other comprehensive income.” These adjustments will affect net income upon the sale or liquidation of the underlying investment.
     Under our collaboration agreement with Novartis, a growing portion of blood screening product sales is from western European countries. As a result, our international blood screening product sales are affected by changes in the foreign currency exchange rates of those countries where Novartis’ business is conducted in Euros or other local currencies. Based on international blood screening product sales during the first nine months of 2009, a 10% movement of currency exchange rates would result in a blood screening product sales increase or decrease of approximately $5.8 million annually. Similarly, a 10% movement of currency exchange rates would result in a diagnostic product sales increase or decrease of approximately $2.7 million annually. Our exposure for both blood screening and diagnostic product sales is primarily in the United States dollar versus the Euro, British pound, Australian dollar, and Canadian dollar.

     Our total payables denominated in foreign currencies as of September 30, 2009 were not material. Our receivables by currency as of September 30, 2009 reflected in U.S. dollar equivalents were as follows (in thousands):

U.S. dollars	$35,549
Euros	4,881
British pounds	3,336
Canadian dollars	1,329
Danish kroner	163
Czech koruna	111

Total gross trade accounts receivable	$45,369

     In order to reduce the effect of foreign currency fluctuations, we periodically utilize foreign currency forward exchange contracts, or forward contracts, to hedge certain foreign currency transaction exposures. Specifically, we enter into forward contracts with a maturity of approximately 30 days to hedge against the foreign exchange exposure created by certain balances that are denominated in a currency other than the principal reporting currency of the entity recording the transaction. The forward contracts do not qualify for hedge accounting and, accordingly, all of these instruments are marked to market at each balance sheet date by a charge to earnings. The gains and losses on the forward contracts are meant to mitigate the gains and losses on these outstanding foreign currency transactions. We believe that these forward contracts do not subject us to undue risk due to foreign exchange movements because gains and losses on these contracts are generally offset by losses and gains on the underlying assets and liabilities. We do not use derivatives for trading or speculative purposes.
     We did not enter into any foreign currency forward contracts during the three months ended September 30, 2009.
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
     As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2009.
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

     During the third quarter of 2009, we completed our assessment of the operations of Tepnel and determined that they were not significant to our consolidated financial statements and, therefore, do not have a material effect on our internal control over financial reporting. There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     A description of our material pending legal proceedings is disclosed in Note 12 — Contingencies, of the Notes to the Consolidated Financial Statements included in Item 1 of Part I of this report and is incorporated by reference herein. We are also engaged from time to time in other legal actions arising in the ordinary course of our business and believe that the ultimate outcome of these actions will not have a material adverse effect on our business, financial condition or results of operations. However, due to the uncertainties inherent in litigation, no assurance can be given as to the outcome of these proceedings. If any of these matters were resolved in a manner unfavorable to us, our business, financial condition and results of operations would be harmed.
Item 1A. Risk Factors
     Set forth below and elsewhere in this quarterly report on Form 10-Q, and in other documents we file with the SEC, are descriptions of risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. Because of the following factors, as well as other variables affecting our operating results, past financial performance should not be considered a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods. The risks and uncertainties described below are not the only ones we face. Other events that we do not currently anticipate or that we currently deem immaterial may also affect our results of operations and financial condition. We have marked with an asterisk those risk factors that reflect substantive changes to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2008. In addition, we have added risk factors relating to current health care reform initiatives and our revolving credit facility and deleted a risk factor related to the development of our industrial testing applications.
Our quarterly revenue and operating results may vary significantly in future periods and our stock price may decline.*
     Our operating results have fluctuated in the past and are likely to continue to do so in the future. Our revenues are unpredictable and may fluctuate due to changes in demand for our products, changes and fluctuations in demand for blood screening tests from our collaboration partner Novartis, the timing of acquisitions, the execution of customer contracts, the receipt of milestone payments, or the failure to achieve and receive the same, and the initiation or termination of corporate collaboration agreements. For example, commencing in April 2009, our consolidated financial results include the results of operations of Tepnel. In addition, a significant portion of our costs also can vary substantially between quarterly or annual reporting periods. For example, the total amount of research and development costs in a period often depends on the amount of costs we incur in connection with manufacturing developmental lots and clinical trial lots. Moreover, a variety of factors may affect our ability to make accurate forecasts regarding our operating results. For example, certain of our blood screening products and oncology products, as well as some of our clinical diagnostic products, have a relatively limited sales history, which limits our ability to project future sales, prices and the sales cycles accurately. In addition, we base our internal projections of blood screening product sales and international sales of various diagnostic products on projections prepared by our distributors of these products and therefore we are dependent upon the accuracy of those projections. We expect continuing fluctuations in our manufacture and shipment of blood screening products to Novartis, which vary each period based on Novartis’ inventory levels and supply chain needs. Because of all of these factors, our operating results in one or more future quarters may fail to meet or exceed financial guidance we may provide from time to time and the expectations of securities analysts or investors, which could cause our stock price to decline. In addition, the trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about our business and that of our competitors. Furthermore, failure to achieve our operational goals may inhibit our targeted growth plans and the successful implementation of our strategic objectives.

Our financial performance may be adversely affected by current global economic conditions.
     Our business depends on the overall demand for our products and on the economic health of our current and prospective customers. Our projected revenues and operating results are based on assumptions concerning certain levels of customer demand. We do not believe we have experienced recent declines in overall blood screening or clinical diagnostics customer purchases as a result of current economic conditions. However, these effects are difficult to identify and a continued weakening of the global and domestic economies, or a reduction in customer spending or credit availability, could result in downward pricing pressures, delayed or decreased purchases of our products and longer sales cycles. Furthermore, during challenging economic times our customers may face issues gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. If that were to occur, we may be required to increase our allowance for doubtful accounts. If economic and market conditions in the United States or other key markets persist, spread, or deteriorate further, we may experience adverse effects on our business, operating results and financial condition.
We are dependent on Novartis and other third parties for the distribution of some of our products. If any of our distributors terminates its relationship with us or fails to adequately perform, our product sales will suffer.
     We rely on Novartis to distribute blood screening products we manufacture. Commercial product sales to Novartis accounted for 40% of our total revenues during the first nine months of 2009 and 44% of total revenues for 2008. We recently extended the term of our blood screening collaboration with Novartis to September 30, 2025. The collaboration was previously scheduled to expire by its terms in 2013. The collaboration agreement can be terminated by either party prior to the expiration of its term if the other party materially breaches the collaboration agreement and does not cure the breach following 90 days’ notice, or if the other party becomes insolvent or declares bankruptcy.
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
     The continuation of any of our collaboration agreements depends on their periodic renewal by us and our collaborators. For example, we recently extended the term of our blood screening collaboration with Novartis to September 30, 2025. The collaboration was previously scheduled to expire by its terms in 2013. The collaboration agreement can be terminated by either party prior to the expiration of its term if the other party materially breaches the collaboration agreement and does not cure the breach following 90 days’ notice, or if the other party becomes insolvent or declares bankruptcy.
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

     In April 2009, we completed the acquisition of Tepnel for approximately $137.1 million (based on the then applicable GBP to USD exchange rate). We believe the Tepnel acquisition will provide us access to growth opportunities in transplant diagnostics, genetic testing and pharmaceutical services, as well as accelerate our ongoing strategic efforts to strengthen our marketing and sales, distribution and manufacturing capabilities in Europe. In addition, in October 2009 we acquired Prodesse, which we believe supports our strategic focus on commercializing differentiated molecular tests for infectious diseases. This belief is based upon numerous assumptions that are subject to risks and uncertainties that could deviate materially from our estimates, and could adversely affect our operating results.
     Managing the acquisitions of Tepnel and Prodesse, as well as any other future acquisitions will entail numerous operational and financial risks, including:
•	the anticipated financial performance and estimated cost savings and other synergies as a result of the acquisitions;

•	the inability to retain or replace key employees of any acquired businesses or hire enough qualified personnel to staff any new or expanded operations;

•	the impairment of relationships with key customers of acquired businesses due to changes in management and ownership of the acquired businesses;

•	the exposure to federal, state, local and foreign tax liabilities in connection with any acquisition or the integration of any acquired businesses;

•	the exposure to unknown liabilities;

•	higher than expected acquisition and integration costs that could cause our quarterly and annual operating results to fluctuate;

•	increased amortization expenses if an acquisition includes significant intangible assets;

•	combining the operations and personnel of acquired businesses with our own, which could be difficult and costly;

•	the risk of entering new markets; and

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
     In October 2006 and May 2007, the FDA granted marketing approval for use of the Procleix Ultrio assay on our enhanced semi-automated system, or eSAS, and TIGRIS, respectively, to screen donated blood, plasma, organs and tissue for HIV-1 and HCV in individual blood donations or in pools of up to 16 blood samples. In August 2008, the FDA approved the Procleix Ultrio assay to also screen donated blood, plasma, organs and tissues for HBV in individual blood donations or in pools of up to 16 blood samples on eSAS and the TIGRIS system. However, the FDA’s current requirements for testing blood donations do not mandate testing for HBV DNA. At its April 2009 meeting, the FDA’s Blood Products Advisory Committee, or BPAC, considered various issues concerning HBV NAT testing of donated blood. Although we believe the BPAC discussion supported the utility of NAT testing for HBV, no formal recommendation was made to make such testing mandatory at the meeting. We believe blood collection centers will continue to focus on improving the safety of donated blood by adopting the most advanced blood screening technologies available. However, if customers do not transition to the use of the Procleix Ultrio assay at expected levels for any of these or other reasons, our financial performance may be adversely affected.
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
     In the market for blood screening products, the primary competitor to our collaboration with Novartis is Roche, which received FDA approval of its polymerase chain reaction, or PCR, based NAT tests for blood screening in December 2002 and received FDA approval of a multiplex real-time PCR assay to screen donated blood in December 2008. Our collaboration with Novartis also competes with blood banks and laboratories that have internally developed assays based on PCR technology, Ortho Clinical Diagnostics, a subsidiary of Johnson & Johnson, that markets an HCV antigen assay, and Abbott and Siemens with respect to immunoassay products. In the future, our collaboration blood screening products also may compete with viral inactivation or reduction technologies and blood substitutes.

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
     Our current supplier of certain key raw materials for our amplified NAT assays, pursuant to a fixed-price contract, is Roche Molecular Biochemicals. We have a supply and purchase agreement for oligonucleotides for HPV with Roche Molecular Systems. Each of these entities is an affiliate of Roche Diagnostics GmbH, one of our primary competitors. We are currently involved in proceedings with Digene regarding our supply and purchase agreement with Roche Molecular Systems. Digene filed a demand for binding arbitration against Roche that challenged the validity of the supply and purchase agreement. Digene’s demand asserted, among other things, that Roche materially breached a cross-license agreement between Roche and Digene by granting us an improper sublicense and sought a determination that the supply and purchase agreement is null and void. In April 2009, following the arbitration hearing, the International Centre for Dispute Resolution, or ICDR, delivered the arbitrators’ interim award, which rejected all claims asserted by Digene (now Qiagen Gaithersburg, Inc.). In August 2009, the arbitrators issued their final arbitration award, which confirmed the interim award and also granted our motion to recover attorneys’ fees and costs from Digene in the amount of approximately $2.9 million. We have filed a petition to confirm the arbitration award in the United States District Court for the Southern District of New York and Digene has filed a petition to vacate or modify the award. A hearing on the petitions is set for December 18, 2009.
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
     The process of seeking and obtaining regulatory approvals, particularly from the FDA and some foreign governmental authorities, to market our products can be costly and time consuming, and approvals might not be granted for future products on a timely basis, if at all. In March 2008, we started U.S. clinical trials for our investigational APTIMA HPV assay. If we experience unexpected complications in conducting the trial, we may incur additional costs or experience delays or difficulties in receiving FDA approval. For example, we originally expected that enrollment and testing of approximately 7,000 women would be required to complete this trial. However, the number of subjects we will enroll in the trial is now expected to increase based on the actual prevalence of cervical disease among women already enrolled in the trial and other factors. In addition, we cannot guarantee that the FDA will ultimately approve the use of our APTIMA HPV assay upon completion of the trial. Failure to obtain FDA approval of our APTIMA HPV assay, or delays or difficulties experienced during the clinical trial, could have a material adverse effect on our financial performance. In the third quarter of 2009, we began studies to validate our APTIMA Trichomonas vaginalis assay on the TIGRIS instrument system to permit registration and sale of the assay in the EU, as well as commenced a U.S. clinical trial for the Trichomonas assay on the TIGRIS instrument system. We cannot guarantee that the Trichomonas assay will be approved for sale. In addition, we commenced a U.S. clinical trial in the third quarter of 2009 for our CE-marked PROGENSA® PCA3 assay, however, there can be no assurance that this assay will be approved for sale in the United States.
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
     Historically, a limited number of customers has accounted for a significant portion of our total revenues, and we do not have any long-term commitments with these customers, other than our collaboration agreement with Novartis. Total revenues from our blood screening collaboration with Novartis, which include product sales, collaborative research revenues and royalties, accounted for 42% of our total revenues during the first nine months of 2009 and 48% of our total revenues for 2008. Our blood screening collaboration with Novartis is largely dependent on two large customers in the United States, The American Red Cross and America’s Blood Centers, although we do not receive any revenues directly from those entities. Novartis was our only customer that accounted for greater than 10% of our total revenues for the first nine months of 2009. Various state and city public health agencies accounted for an aggregate of 8% of our total revenues during the first nine months of 2009 and 8% of total revenues for 2008. Although state and city public health agencies are legally independent of each other, we believe they tend to act similarly with respect to their product purchasing decisions. We anticipate that our operating results will continue to depend to a significant extent upon revenues from a small number of customers. The loss of any of our key customers, or a significant reduction in sales volume or pricing to those customers, could significantly reduce our revenues.
Intellectual property rights on which we rely to protect the technologies underlying our products may be inadequate to prevent third parties from using our technologies or developing competing products.
     Our success will depend in part on our ability to obtain patent protection for, or maintain the secrecy of, our proprietary products, processes and other technologies for development of blood screening and clinical diagnostic products and instruments. Although we had more than 500 United States and foreign patents covering our products and technologies as of September 30, 2009, these patents, or any patents that we may own or license in the future, may not afford meaningful protection for our technology and products. The pursuit and assertion of a patent right, particularly in areas like nucleic acid diagnostics and biotechnology, involve complex determinations and, therefore, are characterized by substantial uncertainty. In addition, the laws governing patentability and the scope of patent coverage continue to evolve, particularly in biotechnology. As a result, patents might not issue from certain of our patent applications or from applications licensed to us. Our existing patents will expire by December 15, 2028 and the patents we may obtain in the future also will expire over time.
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
     Recently, we have been involved in a number of patent-related disputes with third parties. In December 2006, Digene filed a demand for binding arbitration against Roche with the ICDR of the American Arbitration Association in New York. Digene’s demand asserted, among other things, that Roche materially breached a cross-license agreement between Roche and Digene by granting us an improper sublicense and sought a determination that our supply and purchase agreement with Roche is null and void. In July 2007, the ICDR arbitrators granted our petition to join the arbitration. In April 2009, following the arbitration hearing, the ICDR delivered the arbitrators’ interim award which rejected all claims asserted by Digene (now Qiagen Gaithersburg, Inc.). In August 2009, the arbitrators issued their final arbitration award, which confirmed the interim award and also granted our motion to recover attorneys’ fees and costs from Digene in the amount of approximately $2.9 million. We have filed a petition to confirm the arbitration award in the United States District Court for the Southern District of New York and Digene has filed a petition to vacate or modify the award. A hearing on the petitions is set for December 18, 2009.
     On October 19, 2009, we filed a patent infringement action against Becton, Dickinson and Company, or BD, in the United States District Court for the Southern District of California. The complaint alleges that BD’s Viper™ XTR™ testing system infringes five of our U.S. patents covering automated processes for preparing, amplifying and detecting nucleic acid targets. The complaint also alleges that BD’s ProbeTec™ Female Endocervical and Male Urethral Specimen Collection Kits for Amplified Chlamydia trachomatis/Neisseria gonorrhoeae (CT/GC) DNA assays used with the Viper XTR testing system infringe two of our U.S. patents covering penetrable caps for specimen collection tubes. Finally, the complaint alleges that BD has infringed our U.S. patent on methods and kits for destroying the ability of a nucleic acid to be amplified. The complaint seeks monetary damages and injunctive relief. There can be no assurances as to the final outcome of the litigation.

     Pursuant to our September 1998 collaboration agreement with Novartis, we hold certain rights in the blood screening and clinical diagnostics fields under patents originally issued to Novartis covering the detection of HIV. We sell a qualitative HIV test in the clinical diagnostics field and we manufacture tests for HIV for use in the blood screening field, which Novartis sells under Novartis’ brands and name. In February 2005, the U.S. Patent and Trademark Office declared two interferences related to U.S. Patent No. 6,531,276 (“Methods For Detecting Human Immunodeficiency Virus Nucleic Acid”), originally issued to Novartis. The first interference was between Novartis and the National Institutes of Health, or NIH, and pertained to U.S. Patent Application No. 06/693,866 (“Cloning and Expression of HTLV-III DNA”). The second interference was between Novartis and Institut Pasteur, and pertained to Institut Pasteur’s U.S. Patent Application No. 07/999,410 (“Cloned DNA Sequences, Hybridizable with Genomic RNA of Lymphadenopathy-Associated Virus (LAV)”). We are informed that the Patent and Trademark Office determined that Institut Pasteur invented the subject matter at issue prior to NIH and Novartis. We are also informed that Novartis and NIH subsequently filed actions in the United States District Court for the District of Columbia challenging the decisions of the Patent and Trademark Office in the patent interference cases. From November 2007 through September 2008, the parties engaged in settlement negotiations and then notified the court that they had signed a memorandum of understanding prior to the negotiation of final, definitive settlement documents. On May 16, 2008, we signed a license agreement with Institut Pasteur concerning Institut Pasteur’s intellectual property for the molecular detection of HIV, covering products manufactured and sold through, and under, our brands or name. On September 27, 2008, the parties to the pending litigation in the United States District Court for the District of Columbia informed the court that they were unable to reach a final, definitive agreement and intended to proceed with litigation. There can be no assurances as to the ultimate outcome of the interference litigation and no assurances as to how the outcome of the interference litigation may affect the patent rights we licensed from Institut Pasteur, or Novartis’ right to sell HIV blood screening tests.
Health care reform initiatives could adversely affect our business, profitability and stock price.
     The current U.S. administration has proposed a number of initiatives to reform health care, and the U.S. Congress is currently considering health care reform legislation. Although we cannot predict how pending or future legislative and regulatory proposals might affect our business, we are aware that certain legislation proposed in the U.S. House of Representatives and the U.S. Senate includes a tax on medical devices, which would likely include assays and instruments we sell. The details of any such proposed tax, including how such a tax would be calculated and assessed, are not currently clear. However, we generally believe that any such tax, if adopted as part of overall health care reform legislation or otherwise, would increase our tax burden and reduce our profitability, which in turn could cause the price of our stock to decline.
Our indebtedness could adversely affect our financial health.
     In February 2009, we entered into a credit agreement with Bank of America, which provided for a one-year senior secured revolving credit facility in an amount of up to $180.0 million that is subject to a borrowing base formula. In March 2009, we and Bank of America amended the credit facility to increase the amount which we may borrow from time to time under the credit agreement from $180.0 million to $250.0 million. In April 2009, we used $137.1 million of borrowings under the revolving credit facility to fund our acquisition of Tepnel and borrowed an additional $70.0 million under the revolving credit facility, bringing the total principal amount outstanding to $240.0 million as of September 30, 2009.
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
We are exposed to risks associated with acquisitions and other long-lived and intangible assets that may become impaired and result in an impairment charge.*
     As of September 30, 2009, we had approximately $376.5 million of long-lived assets, including $12.5 million of capitalized software, net of accumulated amortization, relating to our TIGRIS and Panther instruments, goodwill of $91.1 million, a $5.4 million investment in Qualigen, Inc., or Qualigen, a $5.0 million investment in DiagnoCure, Inc., or DiagnoCure, a $0.7 million investment in Roka, and $108.2 million of capitalized licenses and manufacturing access fees, patents, purchased intangibles and other long term assets. Additionally, we had $77.9 million of land and buildings, $17.0 million of building improvements, $58.5 million of equipment and furniture and fixtures and $0.2 million in construction in progress. The substantial majority of our long-lived assets are located in the United States. The carrying amounts of long-lived and intangible assets are affected whenever events or changes in circumstances indicate that the carrying amount of any asset may not be recoverable.
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
We expect to continue to incur significant research and development expenses, which may reduce our profitability.
     In recent years, we have incurred significant costs in connection with the development of blood screening and clinical diagnostic products, as well as our TIGRIS and Panther instrument systems. We expect our expense levels to remain high in connection with our research and development as we seek to continue to expand our product offerings and continue to develop products and technologies in collaboration with our partners. As a result, we will need to continue to generate significant revenues to maintain profitability. Although we expect our research and development expenses as a percentage of revenue to decrease in future periods, we may not be able to generate sufficient revenues to maintain current levels of profitability in the future. A potential reduction of profitability in the future could cause the market price of our common stock to decline.
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
     Sales of our products outside the United States accounted for 25% of our total revenues during the first nine months of 2009 and 23% of our total revenues for 2008. Sales by Novartis of collaboration blood screening products outside of the United States accounted for 65% of our international revenues during the first nine months of 2009 and 78% in 2008. Novartis has responsibility for the international distribution of collaboration blood screening products.
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
The anti-takeover provisions of our certificate of incorporation and bylaws, and provisions of Delaware law, could delay or prevent a change of control that our stockholders may favor.
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
Our forecasts and other forward-looking statements are based upon various assumptions that are subject to significant uncertainties that may result in our failure to achieve our forecasted results.
     From time to time in press releases, conference calls and otherwise, we may publish or make forecasts or other forward-looking statements regarding our future results, including estimated earnings per share and other operating and financial metrics. Our forecasts are based upon various assumptions that are subject to significant uncertainties and any number of them may prove incorrect. For example, our revenue forecasts are based in large part on data and estimates we receive from our collaboration partners and distributors. Our achievement of any forecasts depends upon numerous factors, many of which are beyond our control. Consequently, our performance may not be consistent with management forecasts. Variations from forecasts and other forward-looking statements may be material and could adversely affect our stock price and reputation.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

			Total Number	Approximate
			of Shares	Dollar Value
			Purchased as	of Shares that
			Part of	May Yet Be
			Publicly	Purchased
	Total Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plans or
	Purchased	Per Share	Programs	Programs
July 1-31, 2009	246,100	$40.60	246,100	$59,462,128
August 1-31, 2009	1,583,053	38.00	1,560,100	$182,785
September 1-30, 2009	61	37.74	—	$182,785

Total(1) (2)	1,829,214	38.35	1,806,200

(1)
In August 2008, our Board of Directors authorized the repurchase of up to $250.0 million of our common stock over the two years following adoption of the program, through negotiated or open market transactions. There is no minimum or maximum number of shares to be repurchased under the program. This program was completed in August 2009.

(2)
During the third quarter of 2009, we repurchased and retired 23,014 shares of our common stock, at an average price of $38.51, withheld by us to satisfy employee tax obligations upon vesting of restricted stock granted under our 2003 Incentive Award Plan. We may make similar repurchases in the future to satisfy employee tax obligations upon vesting of restricted stock. As of September 30, 2009, we had an aggregate of 207,517 shares of restricted stock and 60,000 shares of deferred issuance restricted stock awards outstanding.

Item 6. Exhibits

Exhibit
Number	Description
2.1(1)	Recommended Cash Offer for Tepnel Life Sciences plc.

2.2(2)	Implementation Agreement dated as of January 30, 2009 by and between Gen-Probe Incorporated and Tepnel Life Sciences plc.

3.1(3)	Form of Amended and Restated Certificate of Incorporation of Gen-Probe Incorporated.

3.2(4)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Gen-Probe Incorporated.

3.3(5)	Amended and Restated Bylaws of Gen-Probe Incorporated.

3.4(6)	Certificate of Elimination of Series A Junior Participating Preferred Stock of Gen-Probe Incorporated.

4.1(3)	Specimen common stock certificate.

10.103†**	Restated Agreement dated as of July 24, 2009 by and between Gen-Probe Incorporated and Novartis Vaccines and Diagnostics, Inc.

10.104†	Nonexclusive License Agreement Under Vysis’ Collins Patents effective as of June 22, 1999 by and between Gen-Probe Incorporated and Vysis, Inc.

10.105†	Development, License and Supply Agreement entered into as of October 16, 2000 by and between Gen-Probe Incorporated and KMC Systems, Inc.

31.1†	Certification dated November 5, 2009, of Principal Executive Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification dated November 5, 2009, of Principal Financial Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification dated November 5, 2009, of Principal Executive Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification dated November 5, 2009, of Principal Financial Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith.

**	Gen-Probe has requested confidential treatment with respect to certain portions of this exhibit.

(1)	Incorporated by reference to Gen-Probe’s Current Report on Form 8-K filed with the SEC on January 30, 2009.

(2)	Incorporated by reference to Gen-Probe’s Current Report on Form 8-K filed with the SEC on February 5, 2009.

(3)	Incorporated by reference to Gen-Probe’s Amendment No. 2 to Registration Statement on Form 10 filed with the SEC on August 14, 2002.

(4)	Incorporated by reference to Gen-Probe’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 filed with the SEC on August 9, 2004.

(5)	Incorporated by reference to Gen-Probe’s Current Report on Form 8-K filed with the SEC on February 18, 2009.

(6)	Incorporated by reference to Gen-Probe’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on February 23, 2007.

SIGNATURES
     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEN-PROBE INCORPORATED

DATE: November 5, 2009	By:	/s/ Carl W. Hull Carl W. Hull
President, Chief Executive Officer and Director
(Principal Executive Officer)

DATE: November 5, 2009	By:	/s/ Herm Rosenman Herm Rosenman
Senior Vice President — Finance and Chief
Financial Officer (Principal Financial Officer and
Principal Accounting Officer)