Form 10-Q/A
period 2009-09-30
GEN PROBE INC
filed 2010-04-14
CIK 820237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
Amendment No. 1
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2009
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number 000-49834
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

EXPLANATORY NOTE
          Gen-Probe Incorporated (“Gen-Probe” or the “Company”) is filing this amendment to its quarterly report on Form 10-Q (the “Form 10-Q”), originally filed with the Securities and Exchange Commission (the “SEC”) on November 5, 2009, as an exhibit-only filing solely for the purpose of amending Exhibit 10.103 filed with the Form 10-Q to reflect changes made to portions of Exhibit 10.103, for which confidential treatment has been requested. No other information included in the Form 10-Q is amended by this Form 10-Q/A. The Company has also included Exhibits 31.3 and 31.4 as required by the filing of this amendment to the Form 10-Q.
          Except as described above, this amendment does not reflect events occurring after the filing of the original Form 10-Q and no revisions are being made pursuant to this amendment to the Company’s financial statements or any other disclosure contained in the Form 10-Q.

PART II
Item 6. Exhibits
SIGNATURES
EX-10.103
EX-31.3
EX-31.4

PART II
Item 6. Exhibits

Exhibit
Number	Description
2.1(1)	Recommended Cash Offer for Tepnel Life Sciences plc.

2.2(2)	Implementation Agreement dated as of January 30, 2009 by and between Gen-Probe Incorporated and Tepnel Life Sciences plc.

3.1(3)	Form of Amended and Restated Certificate of Incorporation of Gen-Probe Incorporated.

3.2(4)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Gen-Probe Incorporated.

3.3(5)	Amended and Restated Bylaws of Gen-Probe Incorporated.

3.4(6)	Certificate of Elimination of Series A Junior Participating Preferred Stock of Gen-Probe Incorporated.

4.1(3)	Specimen common stock certificate.

10.103†*	Restated Agreement dated as of July 24, 2009 by and between Gen-Probe Incorporated and Novartis Vaccines and Diagnostics, Inc.

10.104**	Nonexclusive License Agreement Under Vysis’ Collins Patents effective as of June 22, 1999 by and between Gen-Probe Incorporated and Vysis, Inc.

10.105**	Development, License and Supply Agreement entered into as of October 16, 2000 by and between Gen-Probe Incorporated and KMC Systems, Inc.

31.1**	Certification dated November 5, 2009, of Principal Executive Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification dated November 5, 2009, of Principal Financial Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3†	Certification dated April 14, 2010, of Principal Executive Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4†	Certification dated April 14, 2010, of Principal Financial Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification dated November 5, 2009, of Principal Executive Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification dated November 5, 2009, of Principal Financial Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith.

*	Gen-Probe has requested confidential treatment with respect to certain portions of this exhibit.

**	Filed with the SEC as part of the original Form 10-Q on November 5, 2009.

(1)	Incorporated by reference to Gen-Probe’s Current Report on Form 8-K filed with the SEC on January 30, 2009.

(2)	Incorporated by reference to Gen-Probe’s Current Report on Form 8-K filed with the SEC on February 5, 2009.

(3)	Incorporated by reference to Gen-Probe’s Amendment No. 2 to Registration Statement on Form 10 filed with the SEC on August 14, 2002.

(4)	Incorporated by reference to Gen-Probe’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 filed with the SEC on August 9, 2004.

(5)	Incorporated by reference to Gen-Probe’s Current Report on Form 8-K filed with the SEC on February 18, 2009.

(6)	Incorporated by reference to Gen-Probe’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on February 23, 2007.

SIGNATURES
     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEN-PROBE INCORPORATED
DATE: April 14, 2010	By:	/s/ Carl W. Hull
Carl W. Hull
President, Chief Executive Officer and Director (Principal Executive Officer)

DATE: April 14, 2010	By:	/s/ Herm Rosenman
Herm Rosenman
Senior Vice President — Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)