Form 10-Q
period 2010-03-31
GEN PROBE INC
filed 2010-05-05
CIK 820237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of April 30, 2010, there were 49,609,967 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

GEN-PROBE INCORPORATED

FORM 10-Q

GEN-PROBE INCORPORATED
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents, including restricted cash of $16 and $17 at March 31, 2010 and December 31, 2009, respectively	$187,277	$82,616
Marketable securities	273,606	402,990
Trade accounts receivable, net of allowance for doubtful accounts of $443 and $516 at March 31, 2010 and December 31, 2009, respectively	46,860	55,305
Accounts receivable — other	5,177	4,707
Inventories	59,826	61,071
Deferred income tax	14,582	13,959
Prepaid income tax	—	7,317
Prepaid expenses	16,910	14,747
Other current assets	4,771	4,708

Total current assets	609,009	647,420
Marketable securities, net of current portion	73,404	15,472
Property, plant and equipment, net	158,140	157,437
Capitalized software, net	12,996	12,560
Goodwill	122,171	122,680
Purchased intangibles, net	105,090	108,015
License, manufacturing access fees and other assets, net	64,036	64,601

Total assets	$1,144,846	$1,128,185

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,218	$26,750
Accrued salaries and employee benefits	21,748	27,093
Other accrued expenses	22,359	18,460
Income tax payable	2,744	—
Short-term borrowings	240,796	240,841
Deferred revenue	2,833	3,527

Total current liabilities	308,698	316,671
Non-current income tax payable	6,103	5,958
Deferred income tax	22,522	23,220
Deferred revenue, net of current portion	1,723	1,978
Other long-term liabilities	5,077	13,183
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 20,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value per share; 200,000,000 shares authorized, 49,520,437 and 49,143,798 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	5	5
Additional paid-in capital	256,026	242,615
Accumulated other comprehensive income	560	4,616
Retained earnings	544,132	519,939

Total stockholders’ equity	800,723	767,175

Total liabilities and stockholders’ equity	$1,144,846	$1,128,185

See accompanying notes to consolidated financial statements.

GEN-PROBE INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Revenues:
Product sales	$130,569	$112,522
Collaborative research revenue	3,264	1,675
Royalty and license revenue	1,586	1,986

Total revenues	135,419	116,183
Operating expenses:
Cost of product sales (excluding acquisition-related intangible amortization)	42,661	33,314
Acquisition-related intangible amortization	2,216	—
Research and development	29,681	24,998
Marketing and sales	14,781	11,055
General and administrative	14,679	13,846

Total operating expenses	104,018	83,213

Income from operations	31,401	32,970
Other income/(expense):
Investment and interest income	3,898	4,882
Interest expense	(546)	(151)
Gain on contingent consideration	1,745	—
Other expense, net	(159)	(142)

Total other income, net	4,938	4,589

Income before income tax	36,339	37,559
Income tax expense	12,146	11,812

Net income	$24,193	$25,747

Net income per share:
Basic	$0.49	$0.49

Diluted	$0.48	$0.49

Weighted average shares outstanding:
Basic	49,233	52,157

Diluted	49,739	52,833

See accompanying notes to consolidated financial statements.

GEN-PROBE INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Operating activities
Net income	$24,193	$25,747
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,308	8,748
Amortization of premiums on investments, net of accretion of discounts	2,216	1,523
Stock-based compensation charges	5,902	5,758
Stock-based compensation income tax benefits	1,156	126
Excess tax benefit from employee stock-based compensation	(1,596)	(127)
Deferred revenue	(833)	147
Deferred income tax	(1,360)	1,305
Gain on contingent consideration	(1,745)	—
Loss on disposal of property and equipment	47	—
Changes in assets and liabilities:
Trade and other accounts receivable	7,696	(784)
Inventories	1,110	2,223
Prepaid expenses	(2,200)	945
Other current assets	(95)	436
Other long-term assets	(257)	(1,161)
Accounts payable	(8,065)	(219)
Accrued salaries and employee benefits	(5,256)	(5,657)
Other accrued expenses	(1,630)	2,217
Income tax payable	10,671	10,709
Other long-term liabilities	(575)	82

Net cash provided by operating activities	40,687	52,018

Investing activities
Proceeds from sales and maturities of marketable securities	139,425	84,008
Purchases of marketable securities	(71,390)	(37,124)
Purchases of property, plant and equipment	(7,828)	(7,525)
Additions to capitalized software	(1,089)	—
Purchases of intangible assets, including license and manufacturing access fees	(722)	(205)
Other assets	(310)	(13)

Net cash provided by investing activities	58,086	39,141

Financing activities
Excess tax benefit from stock-based compensation	1,596	127
Repurchase and retirement of restricted stock for payment of taxes	(39)	(34)
Repurchase and retirement of common stock	(10,961)	(35,627)
Proceeds from issuance of common stock and ESPP	16,912	534
Borrowings under credit facility	—	170,000

Net cash provided by financing activities	7,508	135,000

Effect of exchange rate changes on cash and cash equivalents	(1,620)	(86)

Net increase in cash and cash equivalents	104,661	226,073
Cash and cash equivalents at the beginning of period	82,616	60,122

Cash and cash equivalents at the end of period	$187,277	$286,195

See accompanying notes to consolidated financial statements.

Notes to the Consolidated Financial Statements (unaudited)
Note 1 — Summary of significant accounting policies
Basis of presentation
     The accompanying interim consolidated financial statements of Gen-Probe Incorporated (“Gen-Probe” or the “Company”) at March 31, 2010, and for the three month periods ended March 31, 2010 and 2009, are unaudited and have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In management’s opinion, the unaudited consolidated financial statements include all adjustments, consisting only of normal recurring accruals, necessary to state fairly the financial information therein, in accordance with U.S. GAAP. Interim results are not necessarily indicative of the results that may be reported for any other interim period or for the year ending December 31, 2010.
     These unaudited interim consolidated financial statements and related footnotes should be read in conjunction with the audited consolidated interim financial statements and related footnotes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
     Certain prior year amounts have been reclassified to conform to the current year presentation.
Principles of consolidation
     These unaudited interim consolidated financial statements include the accounts of Gen-Probe as well as its wholly owned subsidiaries. The Company does not have any interests in variable interest entities. All material intercompany transactions and balances have been eliminated in consolidation.
     In April 2009, the Company completed its acquisition of Tepnel Life Sciences plc (“Tepnel”), a United Kingdom (“UK”) based international life sciences products and services company, now known as Gen-Probe Life Sciences Ltd. Tepnel’s transplant diagnostics and genetic testing businesses are included in the Company’s clinical diagnostic operations beginning in April 2009. While Tepnel’s research products and services business represents a new area of business for the Company, the activities of the research products and services business were immaterial to the Company’s overall operations for the three months ended March 31, 2010.
     In October 2009, the Company acquired Prodesse, Inc. (“Prodesse”), a privately held Wisconsin corporation, now known as Gen-Probe Prodesse, Inc. Prodesse develops molecular diagnostic products for a variety of infectious disease applications. Prodesse’s results of operations are included in the Company’s clinical diagnostic operations beginning in October 2009.
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
     Realized gains and losses, and declines in value deemed to be other-than-temporary on marketable securities, are included in “Investment and interest income.” The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in “Investment and interest income.”
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
     The Company does not consider its investments in marketable securities with a current unrealized loss position to be other-than-temporarily impaired at March 31, 2010 because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost. However, investments in an unrealized loss position deemed to be temporary at March 31, 2010 that have a contractual maturity of greater than 12 months have been classified as non-current marketable securities under the caption “Marketable securities, net of current portion,” reflecting the Company’s current intent and ability to hold such investments to maturity. The Company has determined that its investments in municipal securities should be classified as available-for-sale.
Revenue recognition
     The Company records shipments of its clinical diagnostic products as product sales when the product is shipped and title and risk of loss have passed and when collection of the resulting receivable is reasonably assured.
     The Company manufactures blood screening products according to demand specifications of its collaboration partner, Novartis Vaccines and Diagnostics, Inc. (“Novartis”). Upon shipment to Novartis, the Company recognizes blood screening product sales at an agreed upon transfer price and records the related cost of products sold. Based on the terms of the Company’s collaboration agreement with Novartis, the Company’s ultimate share of the net revenue from sales to the end user is not known until reported to the Company by Novartis. The Company then adjusts blood screening product sales upon receipt of customer revenue reports and a net payment from Novartis of amounts reflecting the Company’s ultimate share of net sales by Novartis for these products, less the transfer price revenues previously recognized. The Company amended its collaboration agreement with Novartis effective as of January 1, 2009 to decrease the time period between product sales and net payment of the Company’s share of blood screening assay revenue from 45 days to 30 days.
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
     The Company sells its instruments to Novartis for use in blood screening and records these instrument sales upon delivery since Novartis is responsible for the placement, maintenance and repair of the units with its customers. The Company also sells instruments to its clinical diagnostics customers and records sales of these instruments upon delivery and receipt of customer acceptance. Prior to delivery, each instrument is tested to meet

Gen-Probe’s and United States Food and Drug Administration (“FDA”) specifications, and is shipped fully assembled. Customer acceptance of the Company’s clinical diagnostic instrument systems requires installation and training by the Company’s technical service personnel. Generally, installation is a standard process consisting principally of uncrating, calibrating and testing the instrumentation.
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
     The Company records revenue on its research products and services in the period during which the related costs are incurred, or services are provided. These revenues consist of outsourcing services for the pharmaceutical, biotechnology and healthcare industries, including nucleic acid purification and analysis services, as well as the sale of monoclonal antibodies.
     The Company analyzes each element of its collaborative arrangements to determine the appropriate revenue recognition. The Company recognizes revenue on up-front payments over the period of significant involvement under the related agreements unless the fee is in exchange for products delivered or services rendered that represent the culmination of a separate earnings process and no further performance obligation exists under the contract. Revenue arrangements with multiple deliverables are divided into separate units of accounting if (i) the delivered item has stand-alone value, (ii) the vendor has objective and reliable evidence of fair value of the undelivered item(s), and (iii) the customer has a general right of return relative to the delivered item(s) and delivery or performance of the undelivered item(s) is probable and substantially within the vendor’s control. All of these criteria must be met in order for a delivered item to be accounted for as a separate unit.
     The Company recognizes collaborative research revenue over the term of various collaboration agreements, as negotiated monthly contracted amounts are earned or reimbursable costs are incurred related to those agreements. Negotiated monthly contracted amounts are earned in relative proportion to the performance required under the applicable contracts. Non-refundable license fees are recognized over the related performance period or at the time that the Company has satisfied all performance obligations. Milestone payments are recognized as revenue upon the achievement of specified milestones when (i) the Company has earned the milestone payment, (ii) the milestone is substantive in nature and the achievement of the milestone is not reasonably assured at the inception of the agreement, (iii) the fees are non-refundable, and (iv) performance obligations after the milestone achievement will continue to be funded by the collaborator at a level comparable to the level before the milestone achievement. Any amounts received prior to satisfying the Company’s revenue recognition criteria are recorded as deferred revenue on its consolidated balance sheets.
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
Stock-based compensation
     The Company’s unrecognized stock-based compensation expense as of March 31, 2010, before income taxes and adjusted for estimated forfeitures, related to outstanding unvested share-based payment awards was approximately as follows (in thousands, except number of years):

	Weighted Average
	Remaining	Unrecognized
	Expense Life	Expense as of
Awards	(Years)	March 31, 2010
Options	2.8	$35,101
Employee stock purchase plan	0.2	113
Performance share awards	1.5	2,396
Restricted stock	2.1	6,626
Deferred issuance restricted stock	2.5	1,817

		$46,053

     The following table summarizes the stock-based compensation expense that the Company recorded in its consolidated statements of income for the three month periods ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Cost of product sales	$864	$798
Research and development	1,679	1,702
Marketing and sales	802	759
General and administrative	2,557	2,499

Total	$5,902	$5,758

     The Company used the following weighted average assumptions to estimate the fair value of options granted under the Company’s equity incentive plans and the shares purchasable under the Company’s Employee Stock Purchase Plan (“ESPP”) for the three month periods ended March 31, 2010 and 2009:

	Stock Option Plans		ESPP
	2010	2009	2010	2009
Risk-free interest rate	2.1%	1.6%	0.2%	1.3%
Volatility	32%	37%	26%	47%
Dividend yield	—	—	—	—
Expected term (years)	4.4	4.2	0.5	0.5
Resulting average fair value	$12.66	$12.96	$9.65	$12.20
Net income per share
     Basic earnings per share is computed using the two-class method. Under the two-class method, net income is allocated to common stock and participating securities. Basic net income per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. The Company excludes stock options from the calculation of diluted net income per share when the combined exercise price, average unamortized fair values and assumed tax benefits upon exercise are greater than the average market price for the Company’s common stock because their effect is anti-dilutive. Potentially dilutive securities totaling approximately 4,179,000 and 3,595,000 shares for the three month periods ended March 2010 and 2009, respectively, were excluded from the calculation of diluted earnings per share below because of their anti-dilutive effect.

     The following table sets forth the computation of net income per share for the three month periods ended March 31, 2010 and 2009 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2010			2009
		Weighted			Weighted
		Average			Average
		Shares	Per Share		Shares	Per Share
	Income	Outstanding	Amount	Income	Outstanding	Amount
Net income	$24,193			$25,747

Less: Earnings allocated to unvested shareholders	(101)			(103)

Basic EPS
Distributable income available to common shareholders	24,092	49,233	$0.49	25,644	52,157	$0.49

Effect of dilutive securities:
Add back: Undistributed earnings allocated to unvested shareholders	101			103
Dilutive stock options		506			676
Less: Undistributed earnings reallocated to unvested shareholders	(100)			(102)

Diluted EPS - Common shares	$24,093	49,739	$0.48	$25,645	52,833	$0.49

Pending adoption of recent accounting pronouncements
     Accounting Standards Update 2010-3
     In March 2010, the Financial Accounting Standards Board (“FASB”) ratified the final consensus that offers an alternative method of revenue recognition for milestone payments. The guidance states that an entity can make an accounting policy election to recognize a payment that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. The guidance will be effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2010 with early adoption permitted, provided that the revised guidance is applied retrospectively to the beginning of the year of adoption. The guidance may be applied retrospectively or prospectively for milestones achieved after the adoption date. The Company is currently evaluating early prospective adoption and determining the effects, if any, the adoption of this guidance will have on its consolidated financial statements.
     Accounting Standards Update 2009-13
     In September 2009, the FASB revised the authoritative guidance for revenue arrangements with multiple deliverables. The guidance addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how the arrangement consideration should be allocated among the separate units of accounting. The guidance will be effective for the Company’s fiscal year beginning January 1, 2011 with early adoption permitted. The guidance may be applied retrospectively or prospectively for new or materially modified arrangements. The Company is currently evaluating early prospective adoption and determining the effects, if any, the adoption of this guidance will have on its consolidated financial statements.
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
Acquisition of Tepnel Life Sciences plc
     In April 2009, the Company acquired Tepnel, a UK-based international life sciences products and services company, now known as Gen-Probe Life Sciences Ltd., which has two principal businesses, molecular diagnostics and research products and services. As a result of the acquisition, Tepnel became a wholly-owned subsidiary of the Company.
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
     The allocation of the purchase price for the acquisition of Tepnel, which was finalized during the first quarter of 2010, is as follows (in thousands):

Total purchase price	$137,093
Exchange rate differences	(568) (1)

Allocated purchase price	$136,525

Net working capital	$14,811
Fixed assets	11,352
Goodwill	70,395
Deferred tax liabilities	(14,148)
Other intangible assets	57,497
Liabilities assumed	(3,382)

Allocated purchase price	$136,525

(1)	Difference caused by exchange rate fluctuations between the date of acquisition and the date funds were wired.
     The fair values of the acquired identifiable intangible assets with definite lives are as follows (in thousands):

Patents	$294
Software	441
Customer relationships	45,439
Trademarks / trade names	11,323

Total	$57,497

     The amortization periods for the acquired intangible assets with definite lives are as follows: 10 years for patents, five years for software, 12 years for customer relationships, and 20 years for trademarks and trade names. The Company plans to amortize the acquired intangible assets set forth in the table above using the straight line method of amortization. The Company believes that the use of the straight line method is appropriate given the high customer retention rate of the acquired businesses and the historical and projected growth of revenues and related cash flows. The Company will monitor and assess the acquired intangible assets and will adjust, if necessary, the expected life, amortization method or carrying value of such assets to best match the underlying economic value.
     The fair value assigned to trademarks and trade names has been determined primarily by using the income approach and a variation of the income approach known as the relief from royalty method, which estimates the future royalties which would have to be paid to the owner of the brand for its current use. Tax is deducted and a discount rate is used to state future cash flows to a present value. This is based on the brand in its current use and is based on savings from owning the brand, or relief from royalties that would be paid to the brand owner. The fair value assigned to customer relationships has been determined primarily by using the income approach and a variation of the income approach known as the excess earnings method, which estimates the value of an asset based on discounted future earnings specifically attributed to that asset, that is, in excess of returns for other assets that contributed to those earnings. The fair value assigned to assembled workforce (a component of goodwill) and software has been determined primarily by using the cost approach and a variation of the cost approach known as the cost to recreate method, which represents the cost to recreate the workforce and software at the valuation date. The fair value assigned to patents has been determined primarily by using the income approach and a variation of the income approach known as the discounted cash flow method, which estimates the value based on the present value of the after-tax free cash flows attributable to owning the intangible asset. The discount rates used in these valuation methods range from 12 to 13 percent.
     The estimated amortization expense for these assets over future periods is as follows (in thousands):

Years ending December 31,
Remainder of 2010	$3,102
2011	4,136
2012	4,136
2013	4,136
2014	4,069
Thereafter	29,546

Total	$49,125

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
     The purchase price allocation for the acquisition of Prodesse set forth below is preliminary and subject to change as more detailed analysis is completed and additional information with respect to the fair value of the assets and liabilities acquired becomes available. The Company expects to finalize the purchase price allocation by the fourth quarter of 2010. The preliminary allocation of the purchase price for the Company’s acquisition of Prodesse is as follows (in thousands):

Total purchase price	$62,005

Net working capital	$10,240
Fixed assets	644
Goodwill	32,981
Deferred tax liabilities	(21,369)
Other intangible assets	58,570
Liabilities assumed	(1,067)
Contingent consideration	(17,994)

Allocated purchase price	$62,005

     The fair values of the acquired identifiable intangible assets with definite lives are as follows (in thousands):

In-process research and development	$1,070
Developed technology	24,500
Customer relationships	31,800
Trademarks / trade names	1,200

Total	$58,570

     The amortization periods for the acquired intangible assets with definite lives are as follows: 15 years for in-process research and development (to commence upon commercialization of associated product), 12 years for developed technology, 12 years for customer relationships, and 20 years for trademarks and trade names. The Company is amortizing the acquired intangible assets set forth in the table above using the straight line method of amortization. The Company will monitor and assess the acquired intangible assets and will adjust, if necessary, the expected life, amortization method or carrying value of such assets to best match the underlying economic value.
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
     In addition to acquiring the existing Prodesse products, the Company also acquired other products that can be classified as next generation products, which are in the process of being developed. Overall, an insignificant value of approximately $1.1 million was classified as in-process research and development for the products under development. The Company estimates that it will take approximately $2.0 million to complete the development of these products and, if successful in the development and approval of these products, the Company anticipates revenues will be generated from these products starting in late 2010.
     The estimated amortization expense for these assets over future periods is as follows (in thousands):

Years Ending December 31,
Remainder of 2010	$3,564
2011	4,752
2012	4,752
2013	4,752
2014	4,752
Thereafter	32,948

Total	$55,520

Changes in goodwill resulting from acquisitions
     The $137.1 million purchase price for Tepnel exceeded the value of the acquired tangible and identifiable intangible assets, and therefore the Company allocated $70.4 million to goodwill. Included in this initial goodwill amount was $14.1 million related to deferred tax liabilities recorded as a result of non-deductible amortization of acquired intangible assets. During the first quarter of 2010, the Company made a $0.4 million adjustment to the goodwill recognized as part of its acquisition of Tepnel based on additional information received during the period. This adjustment resulted in an increase in the estimated value of an acquired liability, which is reflected in the Company’s consolidated balance sheets under the caption “Other accrued expenses.” The measurement period for the purchase price allocation related to the Company’s acquisition of Tepnel is now closed.
     The $62.0 million purchase price for Prodesse exceeded the value of the acquired tangible and identifiable intangible assets, and therefore the Company allocated $33.0 million to goodwill. Included in this initial goodwill amount was $21.4 million related to deferred tax liabilities recorded as a result of non-deductible amortization of acquired intangible assets.
     Changes in goodwill for the three months ended March 31, 2010 were as follows (in thousands):

Goodwill balance as of December 31, 2009	$122,680
Changes due to foreign translation	(509)

Goodwill balance as of March 31, 2010	$122,171

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

     In addition to the CUDA system, the Company contributed to Roka other industrial assets and the right to use certain of its technologies and related know-how in certain industrial markets. These markets include biopharmaceutical production, water and food safety testing, veterinary testing, environmental testing and bioterrorism testing. Roka also has rights to develop certain infection control tests for use on the CUDA system.
     The Company will receive royalties on any potential Roka product sales, and retains rights to use the CUDA system for clinical diagnostic applications. In addition, the Company will provide contract manufacturing and certain other services to Roka on a transitional basis.
     The Company has determined that Roka is not a variable interest entity and will not be included in the Company’s consolidated financial statements.
Note 4 — Fair value measurements
     In January 2010, the Company adopted updated accounting guidance which requires additional disclosure about the amounts of and reasons for significant transfers in and out of Level 1 and Level 2 fair value measurements. This standard also clarifies existing disclosure requirements related to the level of disaggregation of fair value measurements for each class of assets and liabilities and disclosures about inputs and valuation techniques used to measure fair value for both recurring and nonrecurring Level 2 and Level 3 measurements. As this newly issued accounting standard only requires enhanced disclosure, the adoption of this standard did not impact the Company’s financial position or results of operations. In addition, effective for interim and annual periods beginning after December 15, 2010, this standard will require additional disclosure and require an entity to present disaggregated information about activity in Level 3 fair value measurements on a gross basis, rather than as one net amount.
     Fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. There is an established hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability. The guidance establishes three levels of inputs that may be used to measure fair value:
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

Assets and liabilities measured at fair value on a recurring basis
     The Company’s marketable securities include tax advantaged municipal securities, Federal Desposit Insurance Corporation (“FDIC”) insured corporate bonds and money market funds. When available, the Company generally uses quoted market prices to determine fair value, and classifies such items as Level 1. If quoted market prices are not available, prices are determined using prices for recently traded financial instruments with similar underlying terms as well as directly or indirectly observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals. The Company classifies such items as Level 2.
     There have been no transfers of assets or liabilities between the fair value measurement classifications during the three months ended March 31, 2010.
     The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis (as described above) as of March 31, 2010 and December 31, 2009 (in thousands):

	Fair Value Measurements at March 31, 2010
	Quoted prices in		Significant	Total carrying
	active markets for	Significant other	unobservable	value in the
	identical assets	observable inputs	inputs	consolidated
	(Level 1)	(Level 2)	(Level 3)	balance sheets
Assets:
Cash equivalents	$—	$129,694	$—	$129,694
Marketable securities
Certificates of deposit	—	1,968	—	1,968
Treasury securities	—	4,814	—	4,814
Municipal securities	—	314,400	—	314,400
Corporate obligations	—	25,828	—	25,828

Total marketable securities	—	347,010	—	347,010
Deferred compensation plan assets	—	5,828	—	5,828

Total assets at fair value	—	482,532	—	482,532

Liabilities:
Contingent consideration	—	—	16,249	16,249
Deferred compensation plan liabilities	—	5,415	—	5,415

Total liabilities at fair value	$—	$5,415	$16,249	$21,664

	Fair Value Measurements at December 31, 2009
	Quoted prices in		Significant	Total carrying
	active markets for	Significant other	unobservable	value in the
	identical assets	observable inputs	inputs	consolidated
	(Level 1)	(Level 2)	(Level 3)	balance sheets
Assets:
Cash equivalents	$—	$13,000	$—	$13,000
Marketable securities
Certificates of deposit	—	1,961	—	1,961
Municipal securities	—	324,252	—	324,252
Corporate obligations	—	92,249	—	92,249

Total marketable securities	—	418,462	—	418,462
Deferred compensation plan assets	—	5,671	—	5,671

Total assets at fair value	—	437,133	—	437,133

Liabilities:
Contingent consideration	—	—	17,994	17,994
Deferred compensation plan liabilities	—	5,700	—	5,700

Total liabilities at fair value	$—	$5,700	$17,994	$23,694

     For those financial instruments with significant Level 3 inputs, the following table summarizes the activity for the three months ended March 31, 2010 (in thousands):

Level 3 contingent consideration as of December 31, 2009	$17,994
Gain included in other income/(expense)	(1,745)

Level 3 contingent consideration as of March 31, 2010	$16,249

     The range of potential contingent consideration that the Company may pay related to the acquisition of Prodesse is between $0 and $25.0 million. This range is tied to multiple performance measures including commercial and regulatory milestones. To the extent these milestones are earned, payments of up to $25.0 million in total will be made, most likely between the third quarter of 2010 and the first quarter of 2012. The Company initially recorded $18.0 million as the fair value of this potential contingent consideration liability as of December 31, 2009. To assess the fair value of this contingent consideration the Company performed a calculation as of March 31, 2010 that contemplated the current forecasted achievement of the underlying milestones as well as the timing of the related cash payments. These amounts were discounted based on the discount rate established for the Prodesse acquisition as determined in the valuation and purchase price allocation work completed in the fourth quarter of 2009. As a result of this calculation the fair value of this contingent consideration as of March 31, 2010 was reduced to $16.2 million.
Assets and liabilities measured at fair value on a non-recurring basis
     Certain assets and liabilities, including cost method investments, are measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, for example, when there is evidence of impairment. The Company’s assets which are evaluated on a non-recurring basis include investments in public and private companies, which are described below.
     Equity investment in public company
     In April 2009, the Company made a $5.0 million preferred stock investment in DiagnoCure, Inc. (“DiagnoCure”), a publicly held company traded on the Toronto Stock Exchange. The Company’s equity investment was initially valued based on the transaction price under the cost method of accounting. The market value of the underlying common stock is the most observable value of the preferred stock, but because there is no active market for these preferred shares the Company has classified its equity investment in DiagnoCure as Level 2 in the fair value hierarchy. The Company’s investment in DiagnoCure, which totaled $5.0 million as of March 31, 2010, is included in “Licenses, manufacturing access fees and other assets, net” on the Company’s consolidated balance sheets.
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
     In September 2009, the Company spun-off its industrial testing assets to Roka, a newly formed private company. In consideration for the contribution of assets, the Company received shares of preferred stock representing 19.9% of Roka’s capital stock on a fully diluted basis. The Company’s investment in Roka totaled approximately $0.7 million as of March 31, 2010, and is included in “Licenses, manufacturing access fees and other assets, net” on the Company’s consolidated balance sheets.
     In 2006, the Company invested in Qualigen, Inc. (“Qualigen”), a private company. The Company’s investment in Qualigen, which totaled approximately $5.4 million as of March 31, 2010, is also included in “Licenses, manufacturing access fees and other assets, net” on the Company’s consolidated balance sheets.
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
Note 5 — Balance sheet information
     The following tables provide details of selected balance sheet items as of March 31, 2010 and December 31, 2009 (in thousands):
Inventories

	March 31,	December 31,
	2010	2009
Raw materials and supplies	$13,861	$13,260
Work in process	22,999	23,656
Finished goods	22,966	24,155

	$59,826	$61,071

Property, plant and equipment, net

	March 31,	December 31,
	2010	2009
Land	$19,268	$19,268
Building	80,108	80,130
Machinery and equipment	181,124	175,885
Building improvements	43,653	42,718
Furniture and fixtures	17,754	17,705
Construction in-progress	367	457

Property, plant and equipment, at cost	342,274	336,163
Less accumulated depreciation and amortization	(184,134)	(178,726)

Property, plant and equipment, net	$158,140	$157,437

Purchased intangibles, net

	March 31,	December 31,
	2010	2009
Purchased intangibles, at cost	$144,724	$145,502
Less accumulated amortization	(39,634)	(37,487)

Purchased intangibles, net	$105,090	$108,015

License, manufacturing access fees and other assets, net

	March 31,	December 31,
	2010	2009
Patents	$19,145	$19,042
License and manufacturing access fees	62,604	62,502
Investment in Qualigen	5,404	5,404
Investment in DiagnoCure	5,000	5,000
Investment in Roka	725	725
Other assets	7,995	7,740

License, manufacturing access fees and other assets, at cost	100,873	100,413
Less accumulated amortization	(36,837)	(35,812)

License, manufacturing access fees and other assets, net	$64,036	$64,601

Other accrued expenses

	March 31,	December 31,
	2010	2009
Contingent consideration	$14,172	$8,396
Royalties	2,935	2,907
Professional fees	1,451	1,175
Interest	736	726
Contingent liability	410	433
Warranty	300	334
Other	2,355	4,489

Other accrued expenses	$22,359	$18,460

Note 6 — Marketable securities
     The Company’s marketable securities include tax advantaged municipal securities and FDIC insured corporate bonds with a minimum Moody’s credit rating of A3 or a Standard & Poor’s credit rating of A-. As of March 31, 2010, the Company did not hold auction rate securities and has never held any such securities. The Company’s investment policy limits the effective maturity on individual securities to six years and an average portfolio maturity to three years. At March 31, 2010, the Company’s portfolios had an average maturity of two years and an average credit quality of AA1 as defined by Moody’s.
     The following is a summary of the Company’s marketable securities as of March 31, 2010 (in thousands):

	Gross	Gross
Amortized	Unrealized	Unrealized	Estimated
Cost	Gains	Losses	Fair Value

$345,632	$1,776	$(398)	$347,010

     The following table shows the estimated fair values and gross unrealized losses for the Company’s investments in individual securities that have been in a continuous unrealized loss position deemed to be temporary for less than 12 months and for more than 12 months as of March 31, 2010 (in thousands):

Less than 12 Months		More than 12 Months
Estimated	Unrealized	Estimated	Unrealized
Fair Value	Losses	Fair Value	Losses

$73,656	$(396)	$2,604	$(2)

     The unrealized losses on certain of the Company’s investments in municipal securities were caused by interest rate increases. At March 31, 2010 and December 31, 2009, the Company had 43 securities and 23 securities, respectively, in an unrealized loss position. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investments. The Company does not consider its investments in municipal securities with a current unrealized loss position to be other-than-temporarily impaired at March 31, 2010 because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost. However, investments in an unrealized loss position deemed to be temporary at March 31, 2010 that have a contractual maturity of greater than 12 months have been classified as non-current marketable securities under the caption “Marketable securities, net of current portion,” reflecting the Company’s current intent and ability to hold such investments to maturity. The Company’s investments in municipal securities are classified as available-for-sale.
     The following table shows the current and non-current classification of the Company’s marketable securities as of March 31, 2010 and December 31, 2009 (in thousands):

	March 31,	December 31,
	2010	2009
Current	$273,606	$402,990
Non-current	73,404	15,472

Total marketable securities	$347,010	$418,462

     The following table shows the gross realized gains and losses from the sale of marketable securities, based on the specific identification method, for the three month periods ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Proceeds from sale of marketable securities	$118,966	$73,659

Gross realized gains	2,227	1,872
Gross realized losses	—	(427)

Net realized gains	$2,227	$1,445

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
     In March 2009, the Company borrowed $170.0 million under the revolving credit facility in anticipation of funding its acquisition of Tepnel. Also in March 2009, the Company and Bank of America amended the credit agreement to increase the amount that the Company can borrow from time to time under the credit agreement from $180.0 million to $250.0 million. In April 2009, the Company borrowed an additional $70.0 million under its revolving credit facility with Bank of America.

     In February 2010, the Company entered into a second amendment to its credit agreement with Bank of America, pursuant to which, among other things, the maturity date of the Company’s senior secured revolving credit facility was extended for an additional one-year period. As extended, the credit facility now expires on February 25, 2011. As of March 31, 2010, the total principal amount outstanding under the revolving credit facility was $240.0 million and the interest rate payable on such outstanding amount was approximately 0.8%.
     As a result of the Tepnel acquisition, the Company assumed Tepnel’s pre-existing fixed rate term loan, which accrues interest at an effective rate of 6.6%. As of March 31, 2010, the outstanding principal amount under this loan was £0.5 million, or $0.8 million based on the exchange rate of £1 to $1.51 as of the balance sheet date.
Note 8 — Income tax
     As of March 31, 2010, the Company had total gross unrecognized tax benefits of $7.7 million. The amount of unrecognized tax benefits (net of the federal benefit for state taxes) that would favorably affect the Company’s effective income tax rate, if recognized, was $6.1 million. Material filings subject to future examination are the Company’s California returns filed for the 2005 through 2008 tax years, and the U.S. federal returns filed for the 2006 through 2008 tax years.
Note 9 — Contingencies
Contingent Consideration
     In connection with the Company’s acquisition of Prodesse, the Company may be obligated to make certain payments to former Prodesse securityholders of up to $25.0 million. The aggregate fair value of these payments was $16.2 million as of March 31, 2010, and is reflected in the Company’s consolidated balance sheets under the captions “Other accrued expenses” and “Other long-term liabilities.”
Litigation
     The Company is a party to the following litigation and may also be involved in other litigation in the ordinary course of business. The Company intends to vigorously defend its interests in these matters. The Company expects that the resolution of these matters will not have a material adverse effect on its business, financial condition or results of operations. However, due to the uncertainties inherent in litigation, no assurance can be given as to the outcome of these proceedings.
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
     In August 2009, the arbitrators issued their final arbitration award, which confirmed the interim award and also granted the Company’s motion to recover attorneys’ fees and costs from Digene in the amount of approximately $2.9 million. The Company filed a petition to confirm the arbitration award in the U.S. District Court for the Southern District of New York and Digene filed a petition to vacate or modify the award. A hearing on the petitions was held in December 2009 and a ruling has not yet been issued. The Company will record the $2.9 million as an offset to general and administrative expense upon cash receipt.

     Becton, Dickinson and Company
     In October 2009, the Company filed a complaint for patent infringement against Becton, Dickinson and Company (“BD”) in the U.S. District Court for the Southern District of California. The complaint alleges that BD’s Vipertm XTRtm testing system infringes five of the Company’s U.S. patents covering automated processes for preparing, amplifying and detecting nucleic acid targets. The complaint also alleges that BD’s ProbeTectm Female Endocervical and Male Urethral Specimen Collection Kits for Amplified Chlamydia trachomatis/Neisseria gonorrhoeae (CT/GC) DNA assays used with the Viper XTR testing system infringe two of the Company’s U.S. patents covering penetrable caps for specimen collection tubes. Finally, the complaint alleges that BD has infringed the Company’s U.S. patent on methods and kits for destroying the ability of a nucleic acid to be amplified. The complaint seeks monetary damages and injunctive relief. There can be no assurances as to the final outcome of the litigation.
     In March 2010, the Company filed a second complaint for patent infringement against BD in the U.S. District Court for the Southern District of California. The complaint alleges that BD’s BD MAX Systemtm (formerly known as the HandyLab Jaguar system) infringes four of the Company’s U.S. patents covering automated processes for preparing, amplifying and detecting nucleic acid targets. The complaint seeks monetary damages and injunctive relief. There can be no assurances as to the final outcome of the litigation.
Note 10 — Stockholders’ equity
     Changes in stockholders’ equity for the three months ended March 31, 2010 were as follows (in thousands):

Balance at December 31, 2009	$767,175
Net income	24,193
Other comprehensive income, net	(4,055)
Proceeds from the issuance of common stock	16,912
Purchases of common stock by board members	42
Repurchase and retirement of common stock	(10,961)
Repurchase and retirement of restricted stock for payment of taxes	(39)
Stock-based compensation	5,860
Stock-based compensation income tax benefits	1,596

Balance at March 31, 2010	$800,723

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

     Components of comprehensive income, net of income tax, for the three month periods ended March 31, 2010 and 2009 were as follows (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Net income, as reported	$24,193	$25,747

Other comprehensive (loss) income:
Foreign currency translation adjustment	(2,854)	(60)
Change in net unrealized gain (loss) on available-for-sale securities during the period	(2,649)	3,363
Reclassification adjustments:
Net realized gain (loss) on available-for-sale securities	1,448	(939)

Total other comprehensive (loss) income, net	(4,055)	2,364

Comprehensive income	$20,138	$28,111

Stock Options
     A summary of the Company’s stock option activity for all equity incentive plans for the three months ended March 31, 2010 is as follows (in thousands, except price per share data and number of years):

			Weighted
			Average
			Remaining	Aggregate
	Number	Weighted Average	Contractual	Intrinsic
	of Shares	Exercise Price	Life (Years)	Value
Outstanding at December 31, 2009	5,890	$44.96
Granted	920	42.75
Exercised	(546)	31.00
Cancelled	(69)	47.85

Outstanding at March 31, 2010	6,195	$45.82	4.8	$43,636

Exercisable at March 31, 2010	3,718	$44.76	4.0	$29,612

Restricted Stock and Deferred Issuance Restricted Stock
     A summary of the Company’s restricted stock and deferred issuance restricted stock award activity during the three months ended March 31, 2010 is as follows (in thousands, except price per share data):

		Weighted
		Average
		Grant-
	Number	Date Fair
	of Shares	Value
Outstanding at December 31, 2009	247	$51.76
Granted	1	43.08
Vested and exercised	(3)	46.24
Forfeited	(6)	50.83

Outstanding at March 31, 2010	239	$51.83

Performance Share Awards
     In February 2010, the Company transitioned from its historical practice of granting certain senior Company employees restricted stock awards with time-based vesting provisions only, to granting these employees the right to receive a designated number of shares of common stock (the “Performance Shares”) based on the achievement of specific performance levels related to the Company’s 2010 revenues, earnings per share and return on invested capital (collectively, the “Performance Share Criteria”). The Performance Share awards were granted under the Company’s 2003 Incentive Award Plan and are intended to qualify as performance-based compensation under Section 162(m) of the Internal Revenue Code, as amended.
     Pursuant to the terms of the applicable Performance Share award agreement, each recipient may receive between zero Performance Shares and up to a maximum of 150% of the target Performance Shares originally granted based on actual performance as measured against the Performance Share Criteria. If the Company fails to achieve an identified threshold level of performance for any of the Performance Share Criteria, no Performance Shares will be awarded for that Performance Share Criteria.
     In the first quarter of 2011, the Compensation Committee of the Company’s Board of Directors will determine the number of Performance Shares, if any, that will be issued to award recipients based on actual performance. Performance Shares that are issued in the first quarter of 2011 pursuant to the terms of the applicable Performance Share award agreements will vest one-third on the date of issuance, one-third on the first anniversary of the date of issuance and one-third on the second anniversary of the date of issuance, so long as the award recipient is employed by the Company on each such date.
     A summary of the Company’s Performance Share award activity for the three months ended March 31, 2010 is as follows (in thousands, except price per share data):

		Maximum	Weighted
		Shares	Average
	Number	Eligible to	Grant-Date
	of Shares	Receive	Fair Value
Outstanding at December 31, 2009	—	—	$—
Awarded	70	104	42.66
Forfeited	(1)	(2)	42.66

Outstanding at March 31, 2010	69	102	$42.66

Stock Repurchase Programs
     In August 2008, the Company’s Board of Directors authorized the repurchase of up to $250.0 million of the Company’s common stock over the two year period following adoption of the program, through negotiated or open market transactions. There was no minimum or maximum number of shares to be repurchased under the program. The Company completed the program in August 2009, repurchasing and retiring approximately 5,989,000 shares since the program’s inception at an average price of $41.72, or approximately $249.8 million in total.
     In February 2010, the Company’s Board of Directors authorized the repurchase of up to $100.0 million of the Company’s common stock over the one year period following adoption of the program, through negotiated or open market transactions. There is no minimum or maximum number of shares to be repurchased under the program. As of March 31, 2010, the Company repurchased 233,200 shares under this program at an average price of $47.00, or approximately $11.0 million in total.
Note 11 — Derivative financial instruments
     In 2009, the Company began entering into foreign currency forward contracts to reduce its exposure to foreign currency fluctuations of certain assets and liabilities denominated in foreign currencies. These forward contracts generally have a maturity of approximately 30 days and were not designated as hedges. Accordingly, these instruments were marked to market at each balance sheet date with changes in fair value recognized in earnings under the caption “Other expense, net.” The Company did not enter into any foreign currency forward contracts during the three months ended March 31, 2010.

     The following table reflects the effect of these derivative instruments on the consolidated statements of income for the three month periods ended March 31, 2010 and 2009 (in thousands):

		Three Months Ended
	Location of gain/(loss)	March 31,
Derivatives not designated as hedging instruments:	recognized in income	2010	2009
Foreign currency forward contracts	Other expense, net	$—	$9

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
     The following information should be read in conjunction with our March 31, 2010 consolidated interim financial statements and related notes included elsewhere in this quarterly report and with our consolidated financial statements and related notes for the year ended December 31, 2009 and the related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2009. We also urge you to review and consider our disclosures describing various risks that may affect our business, which are set forth under the heading “Risk Factors” in this quarterly report and in our Annual Report on Form 10-K for the year ended December 31, 2009.
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
     In 2009, we expanded our portfolio of products with acquisitions focused on transplant-related and respiratory diagnostics. Our transplant diagnostics business, which we obtained as part of our acquisition of Tepnel Life Sciences plc, or Tepnel, offers diagnostic products to help determine the compatibility between donors and recipients in tissue and organ transplants. Our acquisition of Prodesse, Inc., or Prodesse, added a portfolio of real-time polymerase chain reaction, or PCR, products for detecting influenza and other infectious organisms.
     In blood screening, we developed and manufacture the PROCLEIX assays, which are used to detect human immunodeficiency virus (type 1), or HIV-1, the hepatitis C virus, or HCV, the hepatitis B virus, or HBV, and the West Nile virus, or WNV, in donated human blood. Our blood screening products are marketed worldwide by Novartis Vaccines and Diagnostics, Inc., or Novartis. We were awarded the 2004 National Medal of Technology, the nation’s highest honor for technological innovation, in recognition of our pioneering work in developing NATs to safeguard the nation’s blood supply.
     Several of our current and future molecular tests can be performed on our TIGRIS instrument, the only fully automated, high-throughput NAT system for diagnostics and blood screening. We are building on the success of our TIGRIS instrument system by developing our next-generation PANTHER instrument system, which is designed to be a versatile, fully automated NAT system for low- to mid-volume laboratories.
     In addition to PANTHER, our development pipeline includes NATs to detect:
•	human papillomavirus, or HPV, which causes cervical cancer;

•	gene-based markers for prostate cancer;

•	Trichomonas, a common parasitic STD;

•	different types of influenza virus and other respiratory infections; and

•	human leukocyte antigens, or HLAs, which are used to determine transplant compatibility.
Recent Events
     Financial Results
     Product sales for the first quarter of 2010 were $130.6 million, compared to $112.5 million in the same period of the prior year, an increase of 16%. Total revenues for the first quarter of 2010 were $135.4 million, compared to $116.2 million in the same period of the prior year, an increase of 17%. Net income for the first quarter of 2010 was $24.2 million ($0.48 per diluted share), compared to $25.7 million ($0.49 per diluted share) in the same period of the prior year, a decrease of 6%. Our total revenues, net income and fully diluted earnings per share during the first quarter of 2009 included $8.2 million of additional one-time revenue associated with the renegotiation of our collaboration agreement with Novartis. Our total revenues, net income and fully diluted earnings per share during the first quarter of 2010 included the results of operations of Tepnel and Prodesse, which were not included in our results of operations for the first quarter of 2009.
     Stock Repurchase Program
     In February 2010, our Board of Directors authorized the repurchase of up to $100.0 million of our common stock over the one year period following adoption of the program, through negotiated or open market transactions. There is no minimum or maximum number of shares to be repurchased under the program. As of March 31, 2010, we repurchased 233,200 shares under this program at an average price of $47.00, or approximately $11.0 million in total.
     Credit Agreement
     In February 2010, we amended our credit agreement with Bank of America, N.A., or Bank of America, to extend the maturity date of our senior secured revolving credit facility for an additional one-year period. As extended, the credit facility now expires in February 2011. As of March 31, 2010, the total principal amount outstanding under the revolving credit facility was $240.0 million and the interest rate payable on such outstanding amount was approximately 0.8%.
Critical Accounting Policies and Estimates
     Our discussion and analysis of our financial condition and results of operations is based on our unaudited interim consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP. The preparation of these interim consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, the collectability of accounts receivable, and the valuation of the following: stock-based compensation; marketable securities; equity investments in publicly and privately held companies; income tax; liabilities associated with employee benefit costs; inventories; and goodwill and long-lived assets, including patent costs, capitalized software, purchased intangibles and licenses and manufacturing access fees. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, which form the basis for making judgments about the carrying values of assets and liabilities. Senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of our Board of Directors. Actual results may differ from these estimates.
     We believe there have been no significant changes during the first quarter of 2010 to the items that we disclosed as our critical accounting policies and estimates in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2009.
     Pending Adoption of Recent Accounting Pronouncements
     Accounting Standards Update 2010-3
     In March 2010, the Financial Accounting Standards Board, or FASB, ratified the final consensus that offers an alternative method of revenue recognition for milestone payments. The guidance states that an entity can make an accounting policy election to recognize a payment that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. The guidance will be effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2010 with early adoption permitted, provided that the revised guidance is applied retrospectively to the beginning of the year of adoption. The guidance may be applied retrospectively or prospectively for milestones achieved after the adoption date. We are currently evaluating early prospective adoption and determining the effects, if any, the adoption of this guidance will have on our consolidated financial statements.
     Accounting Standards Update 2009-13
     In September 2009, the FASB revised the authoritative guidance for revenue arrangements with multiple deliverables. The guidance addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how the arrangement consideration should be allocated among the separate units of accounting. The guidance will be effective for our fiscal year beginning January 1, 2011 with early adoption permitted. The guidance may be applied retrospectively or prospectively for new or materially modified arrangements. We are currently evaluating early prospective adoption and determining the effects, if any, the adoption of this guidance will have on our consolidated financial statements.
Results of Operations

(Dollars in millions)	Three Months Ended March 31,
	2010	2009	$ Change	% Change
Clinical diagnostics	$76.9	$59.6	$17.3	29%
Blood screening	49.6	52.9	(3.3)	(6)%
Research products and services	4.1	—	4.1	N/M

Total Product Sales	$130.6	$112.5	$18.1	16%

As a percent of total revenues	96%	97%

     Our primary source of revenue comes from product sales, which consist primarily of the sale of clinical diagnostics and blood screening products. Our clinical diagnostic product sales consist primarily of the sale of our women’s health, virology, other infectious disease, transplant diagnostics, and prostate oncology products. The principal customers for our clinical diagnostics products include reference laboratories, public health institutions and hospitals. The blood screening assays and instruments we manufacture are marketed and distributed worldwide through our collaboration with Novartis under the Procleix and Ultrio trademarks.
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
     Product sales increased 16% during the first quarter of 2010 compared to the same period of the prior year. This increase was primarily attributed to higher APTIMA assay sales, as well as additional product sales resulting from our acquisitions of Tepnel and Prodesse, partially offset by a decrease in blood screening sales.
     Clinical diagnostic product sales
     Clinical diagnostic product sales, including assay, instrument and ancillary sales, represented $76.9 million, or 59% of product sales during the first quarter of 2010, compared to $59.6 million, or 53% of product sales during the first quarter of 2009. The $17.3 million increase in clinical diagnostic product sales is primarily attributed to volume gains in our APTIMA product line, as well as the addition of transplant diagnostics, genetic testing and infectious disease product sales resulting from our acquisitions of Tepnel and Prodesse.
     Clinical diagnostics sales also benefited from customer conversion from our non-amplified PACE test to our amplified APTIMA test. In general, the price of our amplified APTIMA test is twice that of our non-amplified

PACE product. Thus, the conversion from PACE to APTIMA drives an overall increase in product sales even if underlying testing volumes remain the same.
     Clinical diagnostic product sales were positively affected during the first quarter of 2010 as compared to the first quarter of 2009 by favorable estimated exchange rate impacts of $0.9 million due to a weaker U.S. dollar.
     Blood screening product sales
     Blood screening product sales, including assay, instrument and ancillary sales, represented $49.6 million, or 38% of product sales during the first quarter of 2010, compared to $52.9 million, or 47% of product sales during the first quarter of 2009. The $3.3 million decrease in blood screening product sales is primarily attributed to $8.2 million of additional one-time revenue associated with the renegotiation of our collaboration agreement with Novartis recognized during the first quarter of 2009, partially offset by an increase in underlying blood screening product sales in the first quarter of 2010 resulting primarily from the contractual increase in the net percentage share of revenues we receive from Novartis, as well as an increase in the sale of blood screening related instrumentation.
     Blood screening product sales were positively affected during the first quarter of 2010 as compared to the first quarter of 2009 by favorable estimated exchange rate impacts of $1.2 million due to a weaker U.S. dollar.
     Research products and services
     As a result of our acquisition of Tepnel in April 2009, we have a new category of product sales, which we refer to as “Research products and services.” These sales represent outsourcing services for the pharmaceutical, biotechnology and healthcare industries, including nucleic acid purification and analysis services, as well as the sale of monoclonal antibodies. These sales totaled $4.1 million during the first quarter of 2010.

(Dollars in millions)	Three Months Ended March 31,
	2010	2009	$ Change	% Change
Collaborative Research Revenue	$3.3	$1.7	$1.6	94%

As a percent of total revenues	2%	1%

     We recognize collaborative research revenue over the term of various collaboration agreements, as negotiated monthly contracted amounts are earned, in relative proportion to the performance required under the contracts, or as reimbursable costs are incurred related to those agreements. Non-refundable license fees are recognized over the related performance period or at the time that we have satisfied all performance obligations. Milestone payments are recognized as revenue upon the achievement of specified milestones. In addition, we record as collaborative research revenue shipments of blood screening products in the United States and other countries in which the products have not received regulatory approval. This is done because restrictions apply to these products prior to U.S. Food and Drug Administration, or FDA, marketing approval in the United States and similar approvals in foreign countries.
     The costs associated with collaborative research revenue are based on fully burdened full-time equivalent rates and are reflected in our consolidated statements of income under the captions “Research and development,” “Marketing and sales” and “General and administrative,” based on the nature of the costs. We do not separately track all of the costs applicable to our collaborations and, therefore, are not able to quantify all of the direct costs associated with collaborative research revenue.
     Collaborative research revenue increased 94% during the first quarter of 2010 compared to the same period of 2009. This increase was primarily due to reimbursements from Novartis for shared development expenses, primarily attributable to the development of the PANTHER instrument for use in the blood screening market.
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

(Dollars in millions)	Three Months Ended March 31,
	2010	2009	$ Change	% Change
Royalty and License Revenue	$1.6	$2.0	$(0.4)	(20)%

As a percent of total revenues	1%	2%

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
     Royalty and license revenue decreased 20% during the first quarter of 2010 compared to the same period of 2009, primarily as a result of lower royalties received from Novartis associated with the use of our technologies in the plasma screening market.
     Royalty and license revenue may fluctuate based on the nature of the related agreements and the timing of receipt of license fees. Results in any one period are not necessarily indicative of results to be achieved in the future. In addition, our ability to generate additional royalty and license revenue will depend, in part, on our ability to market and commercialize our technologies.

(Dollars in millions)	Three Months Ended March 31,
	2010	2009	$ Change	% Change
Cost of Product Sales	$42.7	$33.3	$9.4	28%

Gross profit margin as a percent of product sales	67%	70%

     Cost of product sales includes direct material, direct labor and manufacturing overhead associated with the production of inventories. Other components of cost of product sales include royalties, warranty costs, instrument and software amortization and allowances for scrap. Cost of product sales excludes the amortization of acquisition-related intangibles.
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
     Cost of product sales increased 28% during the first quarter of 2010 compared to the same period of 2009. The $9.4 million increase was primarily due to an additional $7.6 million in cost of product sales as a result of our acquisitions of Tepnel and Prodesse and increases of $3.5 million and $0.8 million attributed to increased instrumentation and APTIMA shipments, respectively. These increased costs were partially offset by a $1.6 million decrease in scrap transactions and $1.3 million attributed to manufacturing variances related to changes in production volumes.
     Our gross profit margin as a percentage of product sales decreased to 67% during the first quarter of 2010 compared to 70% during the first quarter of 2009. The decrease in gross profit margin as a percentage of product sales was principally attributed to lower overall gross margin percentages for the acquired Tepnel businesses, increased sales of lower margin instrumentation, and the favorable, non-recurring impact in 2009 of the renegotiated collaboration agreement with Novartis, which were partially offset by decreased scrap transactions.
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
     A portion of our blood screening revenues is attributable to sales of TIGRIS instruments to Novartis, which totaled $4.1 million and $1.0 million during the first quarter of 2010 and 2009, respectively. Under our collaboration agreement with Novartis, we sell TIGRIS instruments to them at prices that approximate cost and share in profits of end-user sales in the United States. These instrument sales, therefore, negatively impact our gross margin percentage during the periods in which they occur, but are a necessary precursor to increased sales of blood screening assays in the future.

(Dollars in millions)	Three Months Ended March 31,
	2010	2009	$ Change	% Change
Acquisition-related Intangible Amortization	$2.2	$—	$2.2	N/M

As a percent of total revenues	2%	0%

     Amortization expense related to our acquired intangible assets was $2.2 million during the first quarter of 2010. Intangible assets are amortized using the straight-line method over their estimated useful lives, which range from 10 to 20 years. For details on the intangible assets acquired as part of our acquisitions of Tepnel and Prodesse, please refer to Note 2 — Business combinations, of the Notes to the Consolidated Financial Statements included elsewhere in this report.

(Dollars in millions)	Three Months Ended March 31,
	2010	2009	$ Change	% Change
Research and Development	$29.7	$25.0	$4.7	19%

As a percent of total revenues	22%	22%

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
     R&D expenses increased 19% during the first quarter of 2010 compared to the same period of 2009. This increase was primarily due to the addition of Tepnel’s and Prodesse’s R&D expenses, increased spending for the development of the PANTHER platform, and expenses for the development of the Trichomonas, PCA3 and HPV assays.

(Dollars in millions)	Three Months Ended March 31,
	2010	2009	$ Change	% Change
Marketing and Sales	$14.8	$11.1	$3.7	33%

As a percent of total revenues	11%	10%

     Our marketing and sales expenses include salaries and other personnel-related expenses, promotional expenses and fees for outside services.
     Marketing and sales expenses increased 33% during the first quarter of 2010 compared to the same period of 2009. This increase is primarily attributed to the addition of Tepnel’s and Prodesse’s marketing and sales expenses, as well as an increase in salaries and personnel-related expenses due to our continued investment in international expansion, primarily in Western Europe.

(Dollars in millions)	Three Months Ended March 31,
	2010	2009	$ Change	% Change
General and Administrative	$14.7	$13.8	$0.9	7%

As a percent of total revenues	11%	12%

     Our general and administrative, or G&A, expenses include expenses for finance, legal, strategic planning and business development, public relations and human resources.
     G&A expenses increased 7% during the first quarter of 2010 compared to the same period of 2009. This increase is primarily attributed to the addition of Tepnel’s and Prodesse’s G&A expenses and increased legal fees related to ongoing litigation.

(Dollars in millions)	Three Months Ended March 31,
	2010	2009	$ Change	% Change
Investment and interest income	$3.9	$4.9	$(1.0)	(20)%
Interest expense	(0.5)	(0.2)	(0.3)	150%
Gain on contingent consideration	1.7	—	1.7	N/M
Other expense, net	(0.2)	(0.1)	(0.1)	100%

Total Other Income, Net	$4.9	$4.6	$0.3	7%

     The decrease in investment and interest income during the first quarter of 2010 compared to the same period of 2009 is primarily attributed to $2.2 million in net realized gains on sales of marketable securities, partially offset by decreased interest income due to lower investment balances in the current quarter as a result of the liquidation of investments to fund our recent acquisitions. We recorded an additional $0.3 million of interest expense attributable to borrowings under our credit facility with Bank of America during the first quarter of 2010 as compared to the same period in 2009. The net increase in other expense during the first quarter of 2010 compared to the same period of 2009 was primarily attributable to exchange rate impacts.
     During the first quarter of 2010, we recorded a $1.7 million non-cash gain related to a reduction in the fair value of potential contingent consideration related to our acquisition of Prodesse. The range of potential contingent consideration that we may be required to pay is between $0 and $25.0 million. This range is tied to multiple performance measures including commercial and regulatory milestones. To the extent these milestones are earned, payments of up to $25.0 million in total will be made, most likely between the third quarter of 2010 and the first quarter of 2012.

(Dollars in millions)	Three Months Ended March 31,
	2010	2009	$ Change	% Change
Income Tax Expense	$12.1	$11.8	$0.3	3%

As a percent of income before tax	33%	31%

     The increase in our effective tax rate during the first quarter of 2010 compared to the same period of 2009 was largely due to lower tax-advantaged interest income, an expired federal research tax credit which has not been reauthorized in the current period and a one-time adjustment to the U.S. domestic manufacturing tax benefits in the prior period as a result of new guidance from the Internal Revenue Service, partially offset by adjustments to contingent consideration that are generally not taxable and an increase in U.S. domestic manufacturing tax benefits.
     We estimate that our annual effective tax rate for 2010 will be approximately 34% to 35%, but may be higher if the expired federal research tax credit is not reauthorized in 2010.

Liquidity and Capital Resources

	March 31,	December 31,
	2010	2009
	(In thousands, except ratio)
Cash, cash equivalents and current marketable securities	$460,883	$485,606
Working capital	$300,311	$330,749
Current ratio	2:1	2:1
     Our working capital at March 31, 2010 decreased $30.4 million from December 31, 2009 primarily due to the use of cash and investments to fund our two recent acquisitions and to repurchase shares under our share repurchase programs, partially offset by cash generated from operations.
     The primary objectives of our investment policy are liquidity and safety of principal. Consistent with these objectives, investments are made with the goal of achieving the highest rate of return. The policy places emphasis on securities of high credit quality, with restrictions placed on maturities and concentration by security type and issue.
     Our marketable securities include tax advantaged municipal securities and Federal Deposit Insurance Corporation, or FDIC, insured corporate bonds with a minimum Moody’s credit rating of A3 or a Standard & Poor’s credit rating of A-. As of March 31, 2010, we did not hold auction rate securities and have never held any such securities. Our investment policy limits the effective maturity on individual securities to six years and an average portfolio maturity to three years. At March 31, 2010, our portfolios had an average maturity of two years and an average credit quality of AA1 as defined by Moody’s.

	Three Months Ended March 31,
	2010	2009	$ Change
	(In thousands)
Cash provided by (used in):
Operating activities	$40,687	$52,018	$(11,331)
Investing activities	58,086	39,141	18,945
Financing activities	7,508	135,000	(127,492)
Purchases of property, plant and equipment (included in investing activities above)	(7,828)	(7,525)	303
     Our primary source of liquidity has been cash from operations, which includes the collection of accounts and other receivables related to product sales, collaborative research agreements, and royalty and license fees. Additionally, our liquidity was enhanced in 2009 by our credit facility with Bank of America, described in Note 7 — Short-term borrowings, of the Notes to the Consolidated Financial Statements included elsewhere in this report. Our primary short-term cash needs, which are subject to change, include continued R&D spending to support new products, costs related to commercialization of products and purchases of instrument systems, primarily TIGRIS, for placement with our customers. In addition, we may use cash for strategic purchases which may include the acquisition of businesses and/or technologies complementary to our business. Certain R&D costs may be funded under collaboration agreements with our collaboration partners.
     Operating activities provided net cash of $40.7 million during the first quarter of 2010, primarily from net income of $24.2 million and net non-cash charges of $25.8 million, partially offset by an decrease in cash from operating assets and liabilities of $9.3 million. Non-cash charges primarily consisted of income tax payable of $10.7 million, depreciation of $6.9 million, stock based compensation expense of $5.9 million and amortization of intangibles of $4.4 million.
     Net cash provided by investing activities during the first quarter of 2010 was $58.1 million. Cash used for purchases of property, plant and equipment totaled $7.8 million, offset by $68.0 million in net proceeds from the sale of marketable securities.
     Net cash provided by financing activities during the first quarter of 2010 was $7.5 million, primarily driven by $16.9 million in proceeds from the issuance of our common stock, partially offset by $11.0 million used to repurchase and retire approximately 233,200 shares of our common stock under our current stock repurchase program.

     We believe that our available cash balances, anticipated cash flows from operations, proceeds from stock option exercises and borrowings under our credit facility will be sufficient to satisfy our operating needs for the foreseeable future. However, we operate in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, we may in the future be required to raise additional funds through the sale of equity or debt securities or from additional credit facilities. Additional capital, if needed, may not be available on satisfactory terms, if at all. Further, debt financing may subject us to covenants restricting our operations. Because our current credit facility is secured by our marketable securities, any significant needs for cash may cause us to liquidate some or all of our marketable securities resulting in the need to partially or completely pay down our credit facility.
Contractual Obligations and Commercial Commitments
     Our contractual obligations due as of March 31, 2010 were as follows (in thousands):

		Less than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Material purchase commitments (1)	$40,526	$29,793	$4,615	$4,119	$1,999
Operating leases (2)	7,212	1,778	3,157	2,214	63
Collaborative commitments (3)	4,768	771	1,921	750	1,326
Minimum royalty commitments (4)	16,527	1,282	3,170	3,840	8,235
Deferred employee compensation (5)	3,582	696	1,557	869	460
Capital leases (6)	518	248	250	20	—
Contingent consideration (7)	16,249	14,172	2,077	—	—
Credit facility (8)	241,846	241,846	—	—	—

Total (9)	$331,228	$290,586	$16,747	$11,812	$12,083

(1)
Amounts represent our minimum purchase commitments from key vendors for the TIGRIS, PANTHER, Luminex and Cepheid instruments, as well as raw materials used in manufacturing. Of the $40.5 million total, $20.3 million is expected to be used to purchase TIGRIS instruments, of which we anticipate that approximately $12.1 million of instruments will be sold to Novartis. Not included in the $40.5 million is $6.6 million expected to be used to purchase pre-production and production PANTHER instruments, and associated tooling, pursuant to our development agreement with Stratec Biomedical Systems AG, or Stratec, as well as potential minimum purchase commitments under our supply agreement with Stratec. Our obligations under the supply agreement are contingent on successful completion of all activities under our development agreement with Stratec.

(2)	Reflects obligations for facilities and vehicles under operating leases in place as of March 31, 2010. Future minimum lease payments are included in the table above.

(3)
In addition to the minimum payments due under our collaborative agreements included in the table above, we may be required to pay up to $11.2 million in milestone payments, plus royalties on net sales of any products using specified technology. We may also be required to pay up to $1.9 million in future development costs in the form of milestone payments.

(4)
Amounts represent our minimum royalties due on the net sales of products incorporating licensed technology and subject to a minimum annual royalty payment. During the three months ended March 31, 2010, we recorded $2.6 million in royalty costs related to our various license agreements.

(5)
We have liabilities for deferred employee compensation which totaled $5.4 million at March 31, 2010. Under our deferred compensation plan, participants may elect in-service distributions on specified future dates, or a distribution upon retirement. Of the $5.4 million, $1.8 million is payable upon employee retirement and as such was not included in the table above as we cannot reasonably predict when a retirement event may occur. Total liabilities for deferred employee compensation are offset by deferred compensation assets, which totaled $5.8 million at March 31, 2010.

(6)	Reflects obligations on capital leases in place as of March 31, 2010. Interest amounts were not material, therefore, capital lease obligations are shown net of interest expense in the table above.

(7)
Represents the aggregate fair value of the payments we may be obligated to make to former Prodesse securityholders. This amount is reflected in our consolidated balance sheets under the captions “Other accrued expenses” and “Other long-term liabilities.”

(8)
As of March 31, 2010, the total principal amount outstanding under our revolving credit facility with Bank of America was $240.0 million. The term of this credit facility is due to expire in February 2011. Interest payable on this outstanding amount included in the table above has been estimated based on the interest rate payable at March 31, 2010, which was 0.8287%. At our option, loans accrue interest at a per annum rate based on, either: the base rate (the base rate is defined as the greatest of (i) the federal funds rate plus a margin equal to 0.50%, (ii) Bank of America’s prime rate and (iii) the London Interbank Offered Rate, or LIBOR, plus a margin equal to 1.00%); or LIBOR plus a margin equal to 0.60%, in each case for interest periods of 1, 2, 3 or 6 months as selected by us. In addition, we are required to pay interest and fees on the undrawn sub-limit for the issuance of letters of credit under the credit facility of up to $10.0 million, which has also been estimated for the remaining term of the credit facility based on the fixed rate of 0.25% at March 31, 2010.

(9)
Does not include amounts relating to our obligations under our collaboration with Novartis, pursuant to which both parties have obligations to each other. Under our collaboration agreement with Novartis, we are obligated to manufacture and supply blood screening assays to Novartis, and Novartis is obligated to purchase all of the assay quantities specified on a 90-day demand forecast, due 90 days prior to the date Novartis intends to take delivery, and certain quantities specified on a rolling 12-month forecast.

     Liabilities associated with uncertain tax positions, currently estimated at $7.7 million (including interest), are not included in the table above as we cannot reasonably estimate when, if ever, an amount would be paid to a government agency. Ultimate settlement of these liabilities is dependent on factors outside of our control, such as examinations by each agency and expiration of statutes of limitation for assessment of additional taxes.
Off-Balance Sheet Arrangements
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
Available Information
     Copies of our public filings are available on our Internet website at http://www.gen-probe.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or SEC.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Interest Rate Risk
     Our exposure to market risk for changes in interest rates relates primarily to interest earned on our investment portfolio and the amount of interest payable on our senior secured revolving credit facility with Bank of America. As of March 31, 2010, the total principal amount outstanding under the revolving credit facility was $240.0 million. At our option, loans accrue interest at a per annum rate based on, either: the base rate (the base rate is defined as the greatest of (i) the federal funds rate plus a margin equal to 0.50%, (ii) Bank of America’s prime rate and (iii) LIBOR plus a margin equal to 1.00%); or LIBOR plus a margin equal to 0.60%, in each case for interest periods of 1, 2, 3 or 6 months as selected by us. We do not believe that we are exposed to significant interest rate risk with respect to our credit facility based on our option to select the rate at which interest accrues under the credit facility, the short-term nature of the borrowings and our ability to pay off the outstanding balance in a timely manner if the applicable interest rate under the credit facility increases above the current interest rate yields on our investment portfolio. A 100 basis point increase or decrease in interest rates would increase or decrease our interest expense by approximately $2.4 million on an annual basis.
     Our risk associated with fluctuating interest income is limited to our investments in interest rate sensitive financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage this exposure to interest rate changes. We seek to ensure the safety and preservation of our invested principal by limiting default risk, market risk, and reinvestment risk. We mitigate default risk by investing in investment grade securities with an average portfolio maturity of no more than three years. A 100 basis point increase or decrease in interest rates would increase or decrease our current investment balance by approximately $10.2 million on an annual basis. While changes in interest rates may affect the fair value of our investment portfolio, any gains or losses are not recognized in our consolidated statements of income until the investment is sold or if a reduction in fair value is determined to be other-than-temporary.

     Foreign Currency Exchange Risk
     Although the majority of our revenue is realized in U.S. dollars, some portions of our revenue are realized in foreign currencies. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. We translate the financial statements of our non-U.S. operations using the end-of-period exchange rates for assets and liabilities and the average exchange rates for each reporting period for results of operations. Net gains and losses resulting from the translation of foreign financial statements and the effect of exchange rates in intercompany receivables and payables of a long-term investment nature are recorded as a separate component of stockholders’ equity under the caption “Accumulated other comprehensive income.” These adjustments will affect net income upon the sale or liquidation of the underlying investment.
     Under our collaboration agreement with Novartis, a growing portion of blood screening product sales is from western European countries. As a result, our international blood screening product sales are affected by changes in the foreign currency exchange rates of those countries where Novartis’ business is conducted in Euros or other local currencies. Based on international blood screening product sales during the first quarter of 2010, a 10% movement of currency exchange rates would result in a blood screening product sales increase or decrease of approximately $4.8 million annually. Similarly, a 10% movement of currency exchange rates would result in a diagnostic product sales increase or decrease of approximately $3.5 million annually. Our exposure for both blood screening and diagnostic product sales is primarily in the U.S. dollar versus the Euro, British pound, Australian dollar, and Canadian dollar.
     Our total payables denominated in foreign currencies as of March 31, 2010 were not material. Our receivables by currency as of March 31, 2010 reflected in U.S. dollar equivalents were as follows (in thousands):

U.S. dollar	$37,748
Euro	4,683
British pound	3,023
Canadian dollar	1,362
Danish krone	257
Czech koruna	212
Swiss franc	18

Total gross trade accounts receivable	$47,303

     In order to reduce the effect of foreign currency fluctuations, we periodically utilize foreign currency forward contracts, or forward contracts, to hedge certain foreign currency transaction exposures. Specifically, we enter into forward contracts with a maturity of approximately 30 days to hedge against the foreign exchange exposure created by certain balances that are denominated in a currency other than the principal reporting currency of the entity recording the transaction. The forward contracts do not qualify for hedge accounting and, accordingly, all of these instruments are marked to market at each balance sheet date by a charge to earnings. The gains and losses on the forward contracts are meant to mitigate the gains and losses on these outstanding foreign currency transactions. We believe that these forward contracts do not subject us to undue risk due to foreign exchange movements because gains and losses on these contracts are generally offset by losses and gains on the underlying assets and liabilities. We do not use derivatives for trading or speculative purposes.
     We did not enter into any foreign currency forward contracts during the three months ended March 31, 2010.
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
     As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2010.
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
     There have been no changes in our internal control over financial reporting during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of the date of this report, we have not completed our assessment of Prodesse’s internal control over financial reporting. As a result, we have excluded Prodesse from the evaluation of our internal control over financial reporting contained in this report.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     A description of our material pending legal proceedings is disclosed in Note 9 — Contingencies, of the Notes to the Consolidated Financial Statements included elsewhere in this report and is incorporated by reference herein. We are also engaged from time to time in other legal actions arising in the ordinary course of our business and believe that the ultimate outcome of these actions will not have a material adverse effect on our business, financial condition or results of operations. However, due to the uncertainties inherent in litigation, no assurance can be given as to the outcome of these proceedings. If any of these matters were resolved in a manner unfavorable to us, our business, financial condition and results of operations would be harmed.
Item 1A. Risk Factors
     Set forth below and elsewhere in this quarterly report on Form 10-Q, and in other documents we file with the SEC, are descriptions of risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. Because of the following factors, as well as other variables affecting our operating results, past financial performance should not be considered a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods. The risks and uncertainties described below are not the only ones we face. Other events that we do not currently anticipate or that we currently deem immaterial may also affect our results of operations and financial condition. We have marked with an asterisk those risk factors that reflect substantive changes from the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2009.
Our quarterly revenue and operating results may vary significantly in future periods and our stock price may decline.
     Our operating results have fluctuated in the past and are likely to continue to do so in the future. Our revenues are unpredictable and may fluctuate due to changes in demand for our products, including fluctuations in demand for blood screening tests from our blood screening collaboration partner Novartis, the timing of acquisitions, the execution of customer contracts, the receipt of milestone payments, or the failure to achieve and receive the same, and the initiation or termination of corporate collaboration agreements. In addition, a significant portion of our costs can also vary substantially between quarterly or annual reporting periods. For example, the total amount of research and development costs in a period often depends on the amount of costs we incur in connection with manufacturing developmental lots and clinical trial lots. Moreover, a variety of factors may affect our ability to make accurate forecasts regarding our operating results. For example, certain of our products have a relatively limited sales history, which limits our ability to accurately project future sales, prices and related sales cycles. In addition, we base our internal projections of blood screening product sales and international sales of various diagnostic products on projections prepared by our distributors of these products and therefore we are dependent upon the accuracy of those projections. We expect continuing fluctuations in our manufacture and shipment of blood screening products to Novartis, which vary each period based on Novartis’ inventory levels and supply chain needs. In addition, our respiratory infectious disease product line is subject to significant seasonal fluctuations. Because of all of these factors, our operating results in one or more future quarters may fail to meet or exceed financial guidance we may provide from time to time and the expectations of securities analysts or investors, which could cause our stock price to decline. In addition, the trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about our business and that of our competitors. Furthermore, failure to achieve our operational goals may inhibit our targeted growth plans and the successful implementation of our strategic objectives.
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
     We rely on Novartis to distribute blood screening products we manufacture. Commercial product sales to Novartis accounted for 37% of our total revenues during the first quarter of 2010 and 40% of our total revenues for 2009. In January 2009, we extended the term of our blood screening collaboration with Novartis to June 30, 2025, subject to earlier termination under certain limited circumstances specified in the collaboration agreement. In addition, we supply our transcription-mediated amplification, or TMA, assay for the qualitative detection of HCV and analyte specific reagents, or ASRs, for the quantitative detection of HCV to Siemens Healthcare Diagnostics, Inc., or Siemens, pursuant to a collaboration agreement.
     We rely upon bioMérieux S.A., or bioMérieux, for distribution of certain of our products in most of Europe and Australia, Fujirebio, Inc., or Fujirebio, for distribution of certain of our products in Japan, and various independent distributors for distribution of our products in other regions. Distribution rights revert back to us upon termination of the distribution agreements. Our distribution agreements with Fujirebio and bioMérieux expire in December 2010 and May 2012, respectively, although each agreement may terminate earlier under certain circumstances.
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

If we cannot maintain our current corporate collaborations and enter into new corporate collaborations, our product development could be delayed. In particular, any failure by us to maintain our blood screening collaboration with Novartis would have a material adverse effect on our business.
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
     In November 2007, for example, 3M Corporation, or 3M, informed us that it no longer intended to fund our collaboration to develop rapid molecular assays for the food testing industry. We and 3M subsequently terminated this agreement. In June 2008, 3M discontinued our collaboration to develop assays for healthcare-associated infections.
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
     In April 2009, we completed our acquisition of Tepnel, which we believe provides us with access to growth opportunities in transplant diagnostics, genetic testing and pharmaceutical services, as well as accelerates our ongoing strategic efforts to strengthen our marketing and sales, distribution and manufacturing capabilities in Europe. In addition, in October 2009 we acquired Prodesse, which we believe supports our strategic focus on commercializing differentiated molecular tests for infectious diseases. Our beliefs regarding the merit of these acquisitions are based upon numerous assumptions that are subject to risks and uncertainties that could deviate materially from our estimates, and could adversely affect our operating results.
     Managing the acquisitions of Tepnel and Prodesse, as well as any other future acquisitions, will entail numerous operational and financial risks, including:
•	the anticipated financial performance and estimated cost savings and other synergies as a result of the acquisitions may not materialize;

•	the inability to retain or replace key employees of any acquired businesses or hire enough qualified personnel to staff any new or expanded operations;

•	the impairment of relationships with key customers of acquired businesses due to changes in management and ownership of the acquired businesses;

•	the exposure to federal, state, local and foreign tax liabilities in connection with any acquisition or the integration of any acquired businesses;

•	the exposure to unknown liabilities;

•	higher than expected acquisition and integration costs that could cause our quarterly and annual operating results to fluctuate;

•	increased amortization expenses if an acquisition includes significant intangible assets;

•	combining the operations and personnel of acquired businesses with our own, which could be difficult and costly;

•	the risk of entering new markets; and

•
integrating, or completing the development and application of, any acquired technologies and personnel with diverse business and cultural backgrounds, which could disrupt our business and divert our management’s time and attention.

     To finance any acquisitions, we may choose to issue shares of our common stock as consideration, which would result in dilution to our stockholders. If the price of our equity is low or volatile, we may not be able to use our common stock as consideration to acquire other companies. Alternatively, it may be necessary for us to raise additional funds through public or private financings. Additional funds may not be available at all, or on terms that are favorable to us.
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
     The development of new or enhanced products is a complex and uncertain process requiring the accurate anticipation of technological, market and medical practice trends, as well as precise technological execution. In addition, the successful development of new products will depend on the development of new technologies. We may be required to undertake time-consuming and costly development activities and to seek regulatory approval for these new products. We may experience difficulties that could delay or prevent the successful development, introduction and marketing of these new products. We have experienced delays in receiving FDA clearance in the past. Regulatory clearance or approval of any new products we may develop may not be granted by the FDA or foreign regulatory authorities on a timely basis, or at all, and these and other new products may not be successfully commercialized. Failure to timely achieve regulatory approval for our products and introduce products to market could negatively affect our growth objectives and financial performance.
     In October 2006 and May 2007, the FDA granted marketing approval for use of the Procleix Ultrio assay on our enhanced semi-automated system, or eSAS, and TIGRIS, respectively, to screen donated blood, plasma, organs and tissue for HIV-1 and HCV in individual blood donations or in pools of up to 16 blood samples. In August 2008, the FDA approved the Procleix Ultrio assay to also screen donated blood, plasma, organs and tissues for HBV in individual blood donations or in pools of up to 16 blood samples on eSAS and the TIGRIS system. However, the FDA’s current requirements for testing blood donations do not mandate testing for HBV deoxyribonucleic acid, or DNA. At its April 2009 meeting, the FDA’s Blood Products Advisory Committee, or BPAC, considered various issues concerning HBV NAT testing of donated blood. Although we believe the BPAC discussion supported the utility of NAT testing for HBV, no formal recommendation was made to make such testing mandatory at the meeting. We believe blood screening centers will continue to focus on improving the safety of donated blood by adopting the most advanced blood screening technologies available. For example, we believe most of our U.S. blood screening customers have already adopted the Procleix Ultrio assay, even in the absence of an FDA mandate. However, if some customers do not transition to the use of the Procleix Ultrio assay at expected levels for any of these or other reasons, our financial performance may be adversely affected.
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
     In the markets for clinical diagnostic products, a number of competitors, including F. Hoffman-La Roche Ltd. and its affiliate Roche Molecular Systems, Inc., which we refer to collectively as Roche, Abbott Laboratories, through its subsidiary Abbott Molecular Inc., which we refer to collectively as Abbott, Becton, Dickinson and Company, or BD, Siemens, QIAGEN N.V., bioMérieux, and Hologic, Inc., currently compete with us for product sales, primarily on the basis of technology, quality, reputation, accuracy, ease of use, price, reliability, the timing of new product introductions and product line offerings. Our existing competitors or new market entrants may be in better position than we are to respond quickly to new or emerging technologies, may be able to undertake more extensive marketing campaigns, may adopt more aggressive pricing policies and may be more successful in attracting potential customers, employees and strategic partners. Many of our competitors have, and in the future these and other competitors may have, significantly greater financial, marketing, sales, manufacturing, distribution and technological resources than we do. Moreover, these companies may have substantially greater expertise in conducting clinical trials and research and development, greater ability to obtain necessary intellectual property licenses and greater brand recognition than we do, any of which may adversely affect our customer retention and market share.
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
     In the market for blood screening products, the primary competitor to our collaboration with Novartis is Roche, which received FDA approval of its PCR-based NAT tests for blood screening in December 2002 and received FDA approval of a multiplex real-time PCR assay to screen donated blood in December 2008. Our collaboration with Novartis also competes with blood banks and laboratories that have internally developed assays based on PCR technology, Ortho-Clinical Diagnostics, Inc., a subsidiary of Johnson & Johnson that markets an HCV antigen assay, and Abbott and Siemens with respect to immunoassay products. In the future, our collaboration blood screening products also may compete with viral inactivation or reduction technologies and blood substitutes.
     We believe the global blood screening market is maturing rapidly. We believe the competitive position of our blood screening collaboration with Novartis in the United States remains strong. However, outside of the United States, blood screening testing volume is generally more decentralized than in the United States, customer contracts typically turn over more rapidly and the number of new countries yet to adopt nucleic acid testing for blood screening is diminishing. As a result, we believe geographic expansion opportunities for our blood screening collaboration with Novartis may be narrowing and that we will face increasing price competition within the nucleic acid blood screening market.
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
Disruptions in the supply of raw materials and consumable goods or issues associated with their quality from our single source suppliers, including Roche Molecular Biochemicals, which is an affiliate of one of our primary competitors, could result in a significant disruption in sales and profitability.
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
     Our current supplier of certain key raw materials for our amplified NAT assays, pursuant to a fixed-price contract, is Roche Molecular Biochemicals. We have a supply and purchase agreement for oligonucleotides for HPV with Roche Molecular Systems. Each of these entities is an affiliate of Roche Diagnostics GmbH, one of our primary competitors. We are currently involved in proceedings with Digene Corporation, or Digene (now Qiagen Gaithersburg, Inc.), regarding our supply and purchase agreement with Roche Molecular Systems. In December 2006, Digene filed a demand for binding arbitration against Roche with the International Centre for Dispute Resolution, or ICDR, that asserted, among other things, that Roche materially breached a cross-license agreement between Roche and Digene by granting us an improper sublicense and sought a determination that the supply and purchase agreement is null and void. In July 2007, the ICDR arbitrators granted our petition to join the arbitration. The ruling issued by the ICDR in 2009 rejected all claims asserted by Digene and granted our motion to recover attorneys’ fees and costs from Digene in the amount of approximately $2.9 million. We filed a petition to confirm the arbitration award in the U.S. District Court for the Southern District of New York and Digene filed a petition to vacate or modify the award. A hearing on the petitions was held in December 2009 and a ruling has not yet been issued.

We have only one third-party manufacturer for each of our instrument product lines, which exposes us to increased risks associated with production delays, delivery schedules, manufacturing capability, quality control, quality assurance and costs.
     We have one third-party manufacturer for each of our instrument product lines. KMC Systems, Inc., or KMC Systems, is the only manufacturer of our TIGRIS instrument. MGM Instruments, Inc., or MGM Instruments, is the only manufacturer of our LEADER series of luminometers. We are dependent on these third-party manufacturers, and this dependence exposes us to increased risks associated with production delays, delivery schedules, manufacturing capability, quality control, quality assurance and costs.
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
     The clinical diagnostic and blood screening products we design, develop, manufacture and market are subject to rigorous regulation by the FDA and numerous other federal, state and foreign governmental authorities. We generally are prohibited from marketing our clinical diagnostic products in the United States unless we obtain either 510(k) clearance or premarket approval from the FDA. Delays in receipt of, or failure to obtain, clearances or approvals for future products could delay or preclude realization of product revenues from new products or result in substantial additional costs which could decrease our profitability.
     Outside the United States, our ability to market our products is contingent upon maintaining our certification with the International Organization for Standardization, and in some cases receiving specific marketing authorization from the appropriate foreign regulatory authorities. The requirements governing the conduct of clinical trials, marketing authorization, pricing and reimbursement vary widely from country to country. Our European Union, or EU, foreign marketing authorizations cover all member states. Foreign registration is an ongoing process as we register additional products and/or product modifications.
     The process of seeking and obtaining regulatory approvals, particularly from the FDA and some foreign governmental authorities, to market our products can be costly and time consuming, and approvals might not be granted for future products on a timely basis, if at all. In March 2008, we started U.S. clinical trials for our investigational APTIMA HPV assay. If we experience unexpected complications in conducting the trial, we may incur additional costs or experience delays or difficulties in receiving FDA approval. For example, we originally expected that enrollment and testing of approximately 7,000 women would be required to complete this trial. However, we actually enrolled approximately 13,000 women in the trial based on the actual prevalence of cervical disease observed. Although we completed enrollment in the trial late in 2009, we cannot provide any assurances that the FDA will ultimately approve the use of our APTIMA HPV assay upon completion of the trial. Failure to obtain or delay in obtaining FDA approval of our APTIMA HPV assay could have a material adverse effect on our financial performance. In the third quarter of 2009, we began studies to validate our APTIMA Trichomonas vaginalis assay on the TIGRIS instrument system to permit registration and sale of the assay in the EU, as well as commenced a U.S. clinical trial for the Trichomonas assay on the TIGRIS instrument system. We cannot provide any assurances that this assay will be cleared for sale. In addition, we commenced a U.S. clinical trial in the third quarter of 2009 for our CE-marked PROGENSA PCA3 assay; however, there can be no assurance that this assay will be approved for sale in the United States.
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
     Certain assay reagents may be sold in the United States as ASRs without 510(k) clearance or premarket approval from the FDA. However, the FDA restricts the sale of these ASR products to clinical laboratories certified to perform high complexity testing under the Clinical Laboratory Improvement Amendments, or CLIA, and also restricts the types of products that can be sold as ASRs. In addition, each laboratory must validate the ASR product for use in diagnostic procedures as a laboratory developed test. We currently offer several ASR products including ASRs for use in the detection of PCA3 mRNA and for use in the detection of the parasite Trichomonas vaginalis. We also have developed an ASR for quantitative HCV testing that Siemens provides to Quest Diagnostics Incorporated. In September 2007, the FDA published guidance that defines the types of products that can be sold as ASRs. Under the terms of this guidance and the “ASR Manufacturer Letter” issued in June 2008 by the Office of In Vitro Diagnostic Device Evaluation and Safety at the FDA, it may be more challenging for us to market some of our ASR products and we may be required to terminate those ASR product sales, conduct clinical studies and make submissions of our ASR products to the FDA for clearance or approval.
     The use of our diagnostic products is also affected by CLIA and related federal and state regulations governing laboratory testing. CLIA is intended to ensure the quality and reliability of clinical laboratories in the United States by mandating specific standards in the areas of personnel qualifications, administration, participation in proficiency testing, patient test management, quality and inspections. Current or future CLIA requirements or the promulgation of additional regulations affecting laboratory testing may prevent some clinical laboratories from using some or all of our diagnostic products.
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
     The FDA and governmental bodies in other countries have the authority to require the recall of our products if we fail to comply with relevant regulations pertaining to product manufacturing, quality, labeling, advertising, or promotional activities, or if new information is obtained concerning the safety of a product. Our assay products incorporate complex biochemical reagents and our instruments comprise complex hardware and software. We have in the past voluntarily recalled products, which, in each case, required us to identify a problem and correct it. In December 2008, we recalled certain AccuProbe test kits after receiving a customer complaint indicating the customer had received a kit containing a probe reagent tube that appeared upon visual inspection to be empty. We confirmed that a manufacturing error had occurred, corrected the problem, recalled all potentially affected products, provided replacements and notified the FDA and other appropriate authorities.
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
     Historically, a limited number of customers has accounted for a significant portion of our total revenues, and we do not have any long-term commitments with these customers, other than our collaboration agreement with Novartis. Total revenues from our blood screening collaboration with Novartis, which include product sales, collaborative research revenues and royalties, accounted for 39% of our revenues during the first quarter of 2010 and 42% of our total revenues for 2009. Our blood screening collaboration with Novartis is largely dependent on two large customers in the United States, The American Red Cross and America’s Blood Centers, although we do not receive any revenues directly from those entities. Novartis was our only customer that accounted for greater than 10% of total revenues during the first quarter of 2010. However, various state and city public health agencies accounted for an aggregate of 7% of our revenues during the first quarter of 2010 and 8% of our total revenues for 2009. Although state and city public health agencies are legally independent of each other, we believe they tend to act similarly with respect to their product purchasing decisions. We anticipate that our operating results will continue to depend to a significant extent upon revenues from a small number of customers. The loss of any of our key customers, or a significant reduction in sales volume or pricing to those customers, could significantly reduce our revenues.
Intellectual property rights on which we rely to protect the technologies underlying our products may be inadequate to prevent third parties from using our technologies or developing competing products.
     Our success will depend in part on our ability to obtain patent protection for, or maintain the secrecy of, our proprietary products, processes and other technologies for the development of blood screening and clinical diagnostic products and instruments. Although we had more than 510 U.S. and foreign patents covering our products and technologies as of March 31, 2010, these patents, or any patents that we may own or license in the future, may not afford meaningful protection for our technology and products. The pursuit and assertion of a patent right, particularly in areas like nucleic acid diagnostics and biotechnology, involve complex determinations and, therefore, are characterized by substantial uncertainty. In addition, the laws governing patentability and the scope of patent coverage continue to evolve, particularly in biotechnology. As a result, patents might not issue from certain of our patent applications or from applications licensed to us. Our existing patents will expire by December 15, 2028 and the patents we may obtain in the future also will expire over time.
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
     Recently, we have been involved in a number of patent-related disputes with third parties. In December 2006, Digene (now Qiagen Gaithersburg, Inc.) filed a demand for binding arbitration against Roche with the ICDR that asserted, among other things, that Roche materially breached a cross-license agreement between Roche and Digene by granting us an improper sublicense and sought a determination that our supply and purchase agreement with Roche is null and void. In July 2007, the ICDR arbitrators granted our petition to join the arbitration. The ruling issued by the ICDR in 2009 rejected all claims asserted by Digene and granted our motion to recover attorneys’ fees and costs from Digene in the amount of approximately $2.9 million. We filed a petition to confirm the arbitration award in the U.S. District Court for the Southern District of New York and Digene filed a petition to vacate or modify the award. A hearing on the petitions was held in December 2009 and a ruling has not yet been issued.
     In October 2009, we filed a patent infringement action against BD in the U.S. District Court for the Southern District of California. The complaint alleges that BD’s Vipertm XTRtm testing system infringes five of our U.S. patents covering automated processes for preparing, amplifying and detecting nucleic acid targets. The complaint also alleges that BD’s ProbeTectm Female Endocervical and Male Urethral Specimen Collection Kits for Amplified Chlamydia trachomatis/Neisseria gonorrhoeae (CT/GC) DNA assays used with the Viper XTR testing system infringe two of our U.S. patents covering penetrable caps for specimen collection tubes. Finally, the complaint alleges that BD has infringed our U.S. patent on methods and kits for destroying the ability of a nucleic acid to be amplified. The complaint seeks monetary damages and injunctive relief. In March 2010, we filed a second complaint for patent infringement against BD in the U.S. District Court for the Southern District of California. The

complaint alleges that BD’s BD MAX Systemtm (formerly known as the HandyLab Jaguar system) infringes four of our U.S. patents covering automated processes for preparing, amplifying and detecting nucleic acid targets. The complaint seeks monetary damages and injunctive relief. There can be no assurances as to the final outcome of this litigation.
     Pursuant to our collaboration agreement with Novartis, we hold certain rights in the blood screening and clinical diagnostics fields under patents originally issued to Novartis covering the detection of HIV. We sell a qualitative HIV test in the clinical diagnostics field and we manufacture tests for HIV for use in the blood screening field, which Novartis sells under Novartis’ brands and name. In February 2005, the U.S. Patent and Trademark Office declared two interferences related to U.S. Patent No. 6,531,276 (“Methods For Detecting Human Immunodeficiency Virus Nucleic Acid”), originally issued to Novartis. The first interference was between Novartis and the National Institutes of Health, or NIH, and pertained to U.S. Patent Application No. 06/693,866 (“Cloning and Expression of HTLV-III DNA”). The second interference was between Novartis and Institut Pasteur, and pertained to Institut Pasteur’s U.S. Patent Application No. 07/999,410 (“Cloned DNA Sequences, Hybridizable with Genomic RNA of Lymphadenopathy-Associated Virus (LAV)”). We are informed that the Patent and Trademark Office determined that Institut Pasteur invented the subject matter at issue prior to NIH and Novartis. We are also informed that Novartis and NIH subsequently filed actions in the U.S. District Court for the District of Columbia challenging the decisions of the Patent and Trademark Office in the patent interference cases. From November 2007 through September 2008, the parties engaged in settlement negotiations and then notified the court that they had signed a memorandum of understanding prior to the negotiation of final, definitive settlement documents. In May 2008, we signed a license agreement with Institut Pasteur concerning Institut Pasteur’s intellectual property for the molecular detection of HIV, covering products manufactured and sold through, and under, our brands or name. In September 2008, the parties to the pending litigation in the U.S. District Court for the District of Columbia informed the court that they were unable to reach a final, definitive agreement and intended to proceed with litigation. There can be no assurances as to the ultimate outcome of the interference litigation and no assurances as to how the outcome of the interference litigation may affect the patent rights we licensed from Institut Pasteur, or Novartis’ right to sell HIV blood screening tests.
The U.S. health care reform law could adversely affect our business, profitability and stock price.*
     Comprehensive health care reform legislation has been signed into law in the United States. Although we cannot fully predict the many ways that health care reform might affect our business, the law imposes a 2.3% excise tax on certain transactions, including many U.S. sales of medical devices, which we expect will include U.S. sales of our assays and instruments. This tax is scheduled to take effect in 2013. It is unclear whether and to what extent, if at all, other anticipated developments resulting from health care reform, such as an increase in the number of people with health insurance and an increased focus on preventive medicine, may provide us additional revenue to offset this increased tax. If additional revenue does not materialize, or if our efforts to offset the excise tax through spending cuts or other actions are unsuccessful, the increased tax burden would adversely effect our financial performance, which in turn could cause the price of our stock to decline.
Our indebtedness could adversely affect our financial health.
     In February 2009, we entered into a credit agreement with Bank of America which provided for a one-year senior secured revolving credit facility in an amount of up to $180.0 million that is subject to a borrowing base formula. In March 2009, we and Bank of America amended the credit facility to increase the amount which we may borrow from time to time under the credit agreement from $180.0 million to $250.0 million. In April 2009, we borrowed an additional $70.0 million under the revolving credit facility, bringing the total principal amount outstanding under the credit facility to $240.0 million as of March 31, 2010. In February 2010, our credit agreement with Bank of America was amended to extend the maturity date to February 2011.
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
     As of March 31, 2010, we had approximately $462.4 million of long-lived assets, including $13.0 million of capitalized software, net of accumulated amortization, relating to our TIGRIS and PANTHER instruments, goodwill of $122.2 million, a $5.4 million investment in Qualigen, Inc., or Qualigen, a $5.0 million investment in DiagnoCure, Inc., or DiagnoCure, a $0.7 million investment in Roka Bioscience, Inc., or Roka, and $158.0 million of capitalized licenses and manufacturing access fees, patents, purchased intangibles and other long-term assets. Additionally, we had $71.6 million of land and buildings, $22.5 million of building improvements, $63.7 million of equipment and furniture and fixtures and $0.3 million in construction in progress. The substantial majority of our long-lived assets are located in the United States. The carrying amounts of long-lived and intangible assets are affected whenever events or changes in circumstances indicate that the carrying amount of any asset may not be recoverable.
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
     Although historically our cash flow from operations has been sufficient to satisfy working capital and capital expenditure and research and development requirements, we may in the future need to incur debt or issue equity in order to fund these requirements, as well as to make acquisitions and other investments. If we cannot obtain debt or equity financing on acceptable terms or are limited with respect to incurring debt or issuing equity, we may be unable to address gaps in our product offerings or improve our technology, particularly through acquisitions or investments.
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
     Sales of our products outside the United States accounted for 27% of our revenues during the first quarter of 2010 and 26% of our total revenues for 2009. Sales by Novartis of collaboration blood screening products outside of the United States accounted for 57% of our international revenues during the first quarter of 2010 and 60% of our total international revenues for 2009.
     We encounter risks inherent in international operations. We expect a significant portion of our sales growth to come from expansion in international markets. If the value of the U.S. dollar increases relative to foreign currencies, our products could become less competitive in international markets. In addition, our international sales have increased as a result of our acquisition of Tepnel. Our international sales also may be limited or disrupted by:
•	the imposition of government controls;

•	export license requirements;

•	economic and political instability;

•	price controls;

•	trade restrictions and tariffs;

•	differing local product preferences and product requirements; and

•	changes in foreign medical reimbursement and coverage policies and programs.

     In addition, we anticipate that requirements for smaller pool sizes of blood samples will result in lower gross margin percentages, as additional tests are required to deliver the sample results. We have already observed this trend with respect to certain sales in Europe. In general, international pool sizes are smaller than domestic pool sizes and, therefore, growth in blood screening revenues attributed to international expansion has led and we expect that it will continue to lead to lower gross margin percentages.
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
If a natural or man-made disaster strikes our manufacturing facilities, we will be unable to manufacture our products for a substantial amount of time and our sales will decline.*
     We manufacture substantially all of our products in four manufacturing facilities, two of which are located in San Diego, California and the others are located in Stamford, Connecticut and Waukesha, Wisconsin. These facilities and the manufacturing equipment we use would be costly to replace and could require substantial lead time to repair or replace. Our facilities may be harmed by natural or man-made disasters, including, without limitation, earthquakes, tornadoes and fires, and in the event they are affected by a disaster, we would be forced to rely on third-party manufacturers. The wildfires in San Diego in October 2007 required that we temporarily shut down our facility for the manufacture of blood screening products. In the event of a disaster, we may lose customers and we may be unable to regain those customers thereafter. Although we possess insurance for damage to our property and the disruption of our business from casualties, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.
     In addition, we may also suffer disruptions in our ability to ship products to customers or otherwise operate our business as a result of other natural disasters, such as the recent eruption of the Icelandic volcano which necessitated the closing of a significant portion of the airspace over Europe for several days and caused the cancellation of thousands of airline flights during April 2010. Further eruptions by this Icelandic volcano or others having a similar effect could harm our business and results of operations.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table summarizes our common stock repurchase activity during the first quarter of 2010:

			Total Number	Approximate
			of Shares	Dollar Value
			Purchased as	of Shares that
			Part of	May Yet Be
			Publicly	Purchased
	Total Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plans or
	Purchased	Per Share	Programs	Programs
January 1-31, 2010	—	$—	—	$100,000,000
February 1-28, 2010	38,000	44.65	38,000	98,303,436
March 1-31, 2010	196,040	47.46	195,200	89,039,428

Total (1) (2)	234,040	47.00	233,200

(1)
In February 2010, our Board of Directors authorized the repurchase of up to $100.0 million of our common stock over the one year period following adoption of the program, through negotiated or open market transactions. There is no minimum or maximum number of shares to be repurchased under the program. As of March 31, 2010, we repurchased 233,200 shares under this program at an average price of $47.00.

(2)
The difference between the total number of shares purchased and the total number of shares purchased as part of publicly announced plans or programs is due to the shares of common stock withheld by us for the payment of taxes upon vesting of certain employees’ restricted stock. During the first quarter of 2010, we repurchased and retired 840 shares of our common stock, at an average price of $46.77, withheld by us to satisfy employee tax obligations upon vesting of restricted stock granted under our 2003 Incentive Award Plan. We may make similar repurchases in the future to satisfy employee tax obligations upon vesting of restricted stock. As of March 31, 2010, we had an aggregate of 247,711 shares of restricted stock and 60,000 shares of deferred issuance restricted stock awards outstanding.

Item 6. Exhibits

Exhibit
Number	Description
2.1(1)
Agreement and Plan of Merger, dated as of October 6, 2009, by and among Gen-Probe Incorporated, Prodigy Acquisition Corp., Prodesse, Inc. and Thomas M. Shannon and R. Jeffrey Harris, as the Securityholders’ Representative Committee.*

3.1(2)	Form of Amended and Restated Certificate of Incorporation of Gen-Probe Incorporated.

3.2(3)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Gen-Probe Incorporated.

3.3(4)	Amended and Restated Bylaws of Gen-Probe Incorporated.

3.4(5)	Certificate of Elimination of Series A Junior Participating Preferred Stock of Gen-Probe Incorporated.

4.1(2)	Specimen common stock certificate.

10.106†‡	Gen-Probe Employee Bonus Plan.

10.107(6)‡	Form of Performance Stock Award Grant Notice and Performance Stock Award Agreement.

10.108(7)	Amendment No. 2 to Credit Agreement dated as of February 11, 2010 by and between Gen-Probe Incorporated, as Borrower, and Bank of America, N.A., as Lender.

31.1†	Certification dated May 5, 2010, of Principal Executive Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification dated May 5, 2010, of Principal Financial Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification dated May 5, 2010, of Principal Executive Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification dated May 5, 2010, of Principal Financial Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith.

‡	Indicates management contract or compensatory plan, contract or arrangement.

*	Gen-Probe has requested confidential treatment with respect to certain portions of this exhibit.

(1)	Incorporated by reference to Gen-Probe’s Annual Report on Form 10-K filed with the SEC on February 25, 2010.

(2)	Incorporated by reference to Gen-Probe’s Amendment No. 2 to Registration Statement on Form 10 (File No. 000-49834) filed with the SEC on August 14, 2002.

(3)	Incorporated by reference to Gen-Probe’s Quarterly Report on Form 10-Q (File No. 001-31279) for the quarterly period ended June 30, 2004 filed with the SEC on August 9, 2004.

(4)	Incorporated by reference to Gen-Probe’s Current Report on Form 8-K filed with the SEC on February 18, 2009.

(5)	Incorporated by reference to Gen-Probe’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on February 23, 2007.

(6)	Incorporated by reference to Gen-Probe’s Current Report on Form 8-K with respect to Items 5.02 and 9.01 filed with the SEC on February 16, 2010.

(7)	Incorporated by reference to Gen-Probe’s Current Report on Form 8-K with respect to Items 1.01, 2.03 and 9.01 filed with the SEC on February 16, 2010.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEN-PROBE INCORPORATED
DATE: May 5, 2010	By:	/s/ Carl W. Hull
Carl W. Hull
President, Chief Executive Officer and Director (Principal Executive Officer)

DATE: May 5, 2010	By:	/s/ Herm Rosenman
Herm Rosenman
Senior Vice President — Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)