Form 10-Q
period 2010-06-30
GEN PROBE INC
filed 2010-08-04
CIK 820237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of July 31, 2010, there were 48,679,490 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

GEN-PROBE INCORPORATED

FORM 10-Q

Page
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets	3
Consolidated Statements of Income	4
Consolidated Statements of Cash Flows	5
Notes to Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3. Quantitative and Qualitative Disclosures about Market Risk	38
Item 4. Controls and Procedures	39
PART II — OTHER INFORMATION
Item 1. Legal Proceedings	40
Item 1A. Risk Factors	40
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	56
Item 6. Exhibits	57
SIGNATURES	58
EX-10.1
EX-10.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

GEN-PROBE INCORPORATED
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents, including restricted cash of $15 and $17 at June 30, 2010 and December 31, 2009, respectively	$174,922	$82,616
Marketable securities	288,718	402,990
Trade accounts receivable, net of allowance for doubtful accounts of $339 and $516 at June 30, 2010 and December 31, 2009, respectively	55,415	55,305
Accounts receivable — other	5,776	4,707
Inventories	57,754	61,071
Deferred income tax	14,466	13,959
Prepaid income tax	1,433	7,317
Prepaid expenses	12,794	14,747
Other current assets	3,758	4,708

Total current assets	615,036	647,420
Marketable securities, net of current portion	11,130	15,472
Property, plant and equipment, net	157,782	157,437
Capitalized software, net	12,711	12,560
Goodwill	121,942	122,680
Purchased intangibles, net	102,813	108,015
License, manufacturing access fees and other assets, net	113,001	64,601

Total assets	$1,134,415	$1,128,185

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,850	$26,750
Accrued salaries and employee benefits	22,594	27,093
Other accrued expenses	19,561	18,460
Income tax payable	1,372	—
Short-term borrowings	240,796	240,841
Deferred revenue	2,616	3,527

Total current liabilities	305,789	316,671
Non-current income tax payable	6,287	5,958
Deferred income tax	21,899	23,220
Deferred revenue, net of current portion	1,532	1,978
Other long-term liabilities	3,944	13,183
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 20,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value per share; 200,000,000 shares authorized, 48,710,930 and 49,143,798 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	5	5
Additional paid-in capital	223,452	242,615
Accumulated other comprehensive income (loss)	(733)	4,616
Retained earnings	572,240	519,939

Total stockholders’ equity	794,964	767,175

Total liabilities and stockholders’ equity	$1,134,415	$1,128,185

See accompanying notes to consolidated financial statements.

GEN-PROBE INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues:
Product sales	$132,734	$116,816	$263,303	$229,338
Collaborative research revenue	4,141	2,187	7,405	3,862
Royalty and license revenue	1,774	1,542	3,360	3,528

Total revenues	138,649	120,545	274,068	236,728
Operating expenses:
Cost of product sales (excluding acquisition-related intangible amortization)	44,311	38,280	86,972	71,594
Acquisition-related intangible amortization	2,199	1,114	4,415	1,114
Research and development	27,104	26,069	56,785	51,067
Marketing and sales	15,824	14,015	30,605	25,070
General and administrative	15,018	17,823	29,697	31,670

Total operating expenses	104,456	97,301	208,474	180,515

Income from operations	34,193	23,244	65,594	56,213
Other income/(expense):
Investment and interest income	3,269	10,122	7,167	15,004
Interest expense	(549)	(726)	(1,095)	(877)
Gain on contingent consideration	4,337	—	6,082	—
Other expense, net	(190)	(895)	(349)	(1,037)

Total other income, net	6,867	8,501	11,805	13,090

Income before income tax	41,060	31,745	77,399	69,303
Income tax expense	12,950	11,930	25,096	23,741

Net income	$28,110	$19,815	$52,303	$45,562

Net income per share:
Basic	$0.57	$0.39	$1.06	$0.88

Diluted	$0.57	$0.38	$1.05	$0.87

Weighted average shares outstanding:
Basic	48,902	51,034	49,066	51,600

Diluted	49,366	51,739	49,549	52,291

See accompanying notes to consolidated financial statements.

GEN-PROBE INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2010	2009
Operating activities
Net income	$52,303	$45,562
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,628	19,463
Amortization of premiums on investments, net of accretion of discounts	4,523	2,720
Stock-based compensation	12,338	11,405
Stock-based compensation income tax benefits	2,096	310
Excess tax benefit from employee stock-based compensation	(919)	(702)
Deferred revenue	(1,241)	(255)
Deferred income tax	(1,930)	(1,134)
Gain on contingent consideration	(6,082)	—
Loss on disposal of property and equipment	143	69
Changes in assets and liabilities:
Trade and other accounts receivable	(1,494)	1,372
Inventories	2,998	3,890
Prepaid expenses	1,907	2,835
Other current assets	918	2,081
Other long-term assets	390	(2,486)
Accounts payable	(7,082)	(2,218)
Accrued salaries and employee benefits	(4,336)	(7,272)
Other accrued expenses	(1,086)	1,337
Income tax payable	6,434	(3,704)
Other long-term liabilities	(684)	335

Net cash provided by operating activities	81,824	73,608

Investing activities
Proceeds from sales and maturities of marketable securities	279,853	293,504
Purchases of marketable securities	(166,290)	(189,091)
Purchases of property, plant and equipment	(14,567)	(14,666)
Purchases of capitalized software	(1,457)	(288)
Purchases of intangible assets, including licenses and manufacturing access fees	(1,365)	(811)
Net cash paid for business combinations	—	(123,816)
Cash paid for investment in Pacific Biosciences	(50,000)	—
Cash paid for investment in DiagnoCure and related license fees	(500)	(5,250)
Other	(1,967)	(289)

Net cash provided by (used in) investing activities	43,707	(40,707)

Financing activities
Repurchase and retirement of common stock	(52,299)	(105,577)
Proceeds from issuance of common stock and ESPP	20,062	3,777
Repurchase and retirement of restricted stock for payment of taxes	(43)	(38)
Excess tax benefit from stock-based compensation	919	702
Borrowings under credit facility	—	238,450

Net cash (used in) provided by financing activities	(31,361)	137,314

Effect of exchange rate changes on cash and cash equivalents	(1,864)	1,918

Net increase in cash and cash equivalents	92,306	172,133
Cash and cash equivalents at the beginning of period	82,616	60,122

Cash and cash equivalents at the end of period	$174,922	$232,255

See accompanying notes to consolidated financial statements.

Notes to the Consolidated Financial Statements (unaudited)
Note 1 — Summary of significant accounting policies
Basis of presentation
     The accompanying interim consolidated financial statements of Gen-Probe Incorporated (“Gen-Probe” or the “Company”) at June 30, 2010, and for the three and six month periods ended June 30, 2010 and 2009, are unaudited and have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In management’s opinion, the unaudited consolidated financial statements include all adjustments, consisting only of normal recurring accruals, necessary to state fairly the financial information therein, in accordance with U.S. GAAP. Interim results are not necessarily indicative of the results that may be reported for any other interim period or for the year ending December 31, 2010.
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
     In April 2009, the Company completed its acquisition of Tepnel Life Sciences plc (“Tepnel”), a United Kingdom (“UK”) based international life sciences products and services company, now known as Gen-Probe Life Sciences Ltd. Tepnel’s transplant diagnostics and genetic testing businesses have been included in the Company’s clinical diagnostic operations beginning in April 2009. While Tepnel’s research products and services business represents a new area of business for the Company, the activities of this business were immaterial to the Company’s overall operations during the first six months of 2010 and 2009.
     In October 2009, the Company acquired Prodesse, Inc. (“Prodesse”), a privately-held Wisconsin corporation, now known as Gen-Probe Prodesse, Inc. Prodesse develops molecular diagnostic products for a variety of infectious disease applications. Prodesse’s results of operations have been included in the Company’s clinical diagnostic operations beginning in October 2009.
     The Company translates the financial statements of its non-U.S. operations using the end-of-period exchange rates for assets and liabilities and the average exchange rates for each reporting period for results of operations. Net gains and losses resulting from the translation of foreign financial statements and the effect of exchange rates on intercompany receivables and payables of a long-term investment nature are recorded as a separate component of stockholders’ equity under the caption “Accumulated other comprehensive income (loss).” These adjustments will affect net income upon the sale or liquidation of the underlying investment.
Use of estimates
     The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the consolidated financial statements. These estimates include assessing the collectability of accounts receivable, recognition of revenues, and the valuation of the following: stock-based compensation; marketable securities; equity investments in publicly and privately held companies; income tax; liabilities associated with employee benefit costs and contingent consideration; inventories; and goodwill and long-lived assets, including patent costs, capitalized software, acquired intangible assets and licenses and manufacturing access fees. Actual results could differ from those estimates.

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
     The Company does not consider its investments in marketable securities with a current unrealized loss position to be other-than-temporarily impaired at June 30, 2010 because the Company does not intend to sell the investments and it is more likely than not that the Company will not be required to sell the investments before recovery of their amortized cost. However, investments in an unrealized loss position deemed to be temporary at June 30, 2010 that have a contractual maturity of greater than 12 months have been classified as non-current marketable securities under the caption “Marketable securities, net of current portion,” reflecting the Company’s current intent and ability to hold such investments to maturity. The Company has determined that its investments in municipal securities should be classified as available-for-sale.
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
     Generally, the Company provides its instrumentation to its clinical diagnostics customers without requiring them to purchase the equipment or enter into an equipment lease. Instead, the Company recovers the cost of providing the instrumentation in the amount it charges for its diagnostic assays. The depreciation costs associated with an instrument are charged to cost of product sales on a straight-line basis over the estimated life of the instrument. The costs to maintain these instruments in the field are charged to cost of product sales as incurred.
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
     The Company records revenue on its research products and services in the period during which the related costs are incurred, or services are provided. This revenue consists of outsourcing services for the pharmaceutical, biotechnology and healthcare industries, including nucleic acid purification and analysis services, as well as the sale of monoclonal antibodies.
     The Company analyzes each element of its collaborative arrangements to determine the appropriate revenue recognition. The Company recognizes revenue on up-front payments over the period of significant involvement under the related agreements unless the fee is in exchange for products delivered or services rendered that represent the culmination of a separate earnings process and no further performance obligation exists under the contract. Revenue arrangements with multiple deliverables are divided into separate units of accounting if (i) the delivered item has stand-alone value, (ii) the vendor has objective and reliable evidence of the fair value of the undelivered item(s), and (iii) the customer has a general right of return relative to the delivered item(s) and delivery or performance of the undelivered item(s) is probable and substantially within the vendor’s control. All of these criteria must be met in order for a delivered item to be accounted for as a separate unit.
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

Stock-based compensation
     The Company’s unrecognized stock-based compensation expense as of June 30, 2010, before income taxes and adjusted for estimated forfeitures, related to outstanding unvested share-based payment awards is presented in the table as follows (in thousands, except number of years):

	Weighted Average	Unrecognized
	Remaining	Expense as of
	Expense Life	June 30,
Awards	(Years)	2010
Options	2.7	$31,622
Employee stock purchase plan	0.2	142
Performance share awards	2.7	1,135
Restricted stock	1.9	5,624
Deferred issuance restricted stock	2.2	1,611

Total		$40,134

     The following table summarizes the stock-based compensation expense that the Company recorded in its consolidated statements of income for the three and six month periods ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Cost of product sales	$1,006	$805	$1,870	$1,603
Research and development	1,851	1,765	3,530	3,468
Marketing and sales	836	779	1,637	1,538
General and administrative	2,744	2,297	5,301	4,796

Total	$6,437	$5,646	$12,338	$11,405

     The Company uses the following weighted average assumptions within the Black-Scholes model to estimate the fair value of options granted under the Company’s equity incentive plans and the shares purchasable under the Company’s Employee Stock Purchase Plan (“ESPP”) for the three and six month periods ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Stock Option Plans
Risk-free interest rate	2.1%	1.7%	2.1%	1.6%
Volatility	31%	36%	32%	36%
Dividend yield	—	—	—	—
Expected term (years)	4.4	4.2	4.4	4.2
Resulting average fair value	$13.52	$13.50	$12.74	$13.30
ESPP
Risk-free interest rate	0.2%	1.3%	0.2%	1.3%
Volatility	26%	47%	26%	47%
Dividend yield	—	—	—	—
Expected term (years)	0.5	0.5	0.5	0.5
Resulting average fair value	$9.65	$12.20	$9.65	$12.20
Net income per share
     Basic earnings per share is computed using the two-class method. Under the two-class method, net income is allocated to common stock and participating securities. The Company’s restricted stock meets the definition of participating securities. Basic net income per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. The Company excludes stock options from the calculation of diluted net income per share when the combined exercise price, average unamortized fair values and assumed tax benefits upon exercise are greater than the average market price for the Company’s common stock because their effect is anti-dilutive. Potentially dilutive securities totaling approximately 4,455,000 and 3,541,000 shares for the three month periods ended June 30, 2010 and 2009, respectively, and 4,290,000 and 3,568,000 shares for the six month periods ended June 30, 2010 and 2009, respectively, were excluded from the calculations of diluted earnings per share (“EPS”) below because of their anti-dilutive effect.
     The following table sets forth the computation of basic and diluted EPS for the three and six month periods ended June 30, 2010 and 2009 (in thousands, except per share amounts):

	Three Months Ended June 30,
	2010			2009
		Weighted			Weighted
		Average			Average
		Shares	Per Share		Shares	Per Share
	Income	Outstanding	Amount	Income	Outstanding	Amount
Net income	$28,110			$19,815

Less: Earnings allocated to unvested stockholders	(128)			(80)

Basic EPS
Distributable income available to common stockholders	27,982	48,902	$0.57	19,735	51,034	$0.39

Effect of dilutive securities:
Add back: Undistributed earnings allocated to unvested stockholders	128			80
Dilutive stock options		464			705
Less: Undistributed earnings reallocated to unvested stockholders	(126)			(79)

Diluted EPS — Common shares	$27,984	49,366	$0.57	$19,736	51,739	$0.38

	Six Months Ended June 30,
	2010			2009
		Weighted			Weighted
		Average			Average
		Shares	Per Share		Shares	Per Share
	Income	Outstanding	Amount	Income	Outstanding	Amount
Net income	$52,303			$45,562

Less: Earnings allocated to unvested stockholders	(227)			(183)

Basic EPS
Distributable income available to common stockholders	52,076	49,066	$1.06	45,379	51,600	$0.88

Effect of dilutive securities:
Add back: Undistributed earnings allocated to unvested stockholders	227			183
Dilutive stock options		483			691
Less: Undistributed earnings reallocated to unvested stockholders	(225)			(180)

Diluted EPS — Common shares	$52,078	49,549	$1.05	$45,382	52,291	$0.87

Pending adoption of recent accounting pronouncements
     Accounting Standards Update 2010-06
     In January 2010, the Financial Accounting Standards Board (“FASB”) amended ASC Topic 820, Fair Value Measurements and Disclosures, to require reporting entities to make new disclosures about recurring and nonrecurring fair value measurements, including significant transfers into and out of Level 1 and Level 2 fair value measurements and information about purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. Except for the detailed Level 3 roll forward disclosures, the guidance was effective January 1, 2010. The new disclosures about purchases, sales, issuances, and settlements in the roll forward activity for Level 3 fair value measurements are effective for the Company as of January 1, 2011. Early adoption is permitted. The Company is currently evaluating prospective adoption of the new Level 3 disclosures and determining the effects, if any, the adoption of this guidance will have on its consolidated financial statements.
     Accounting Standards Update 2010-17
     In March 2010, the FASB ratified the final consensus that offers an alternative method of revenue recognition for milestone payments. The guidance states that an entity can make an accounting policy election to recognize a payment that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. The guidance will be effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2010 with early adoption permitted, provided that the revised guidance is applied retrospectively to the beginning of the year of adoption. The guidance may be applied retrospectively or prospectively for milestones achieved after the adoption date. The Company is currently evaluating early prospective adoption and determining the effects, if any, the adoption of this guidance will have on its consolidated financial statements.
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
Note 2 — Business combinations
     The acquisitions described below were accounted for as business combinations and, accordingly, the Company has included the results of operations of the acquired entities in its consolidated statements of income from the date of acquisition. Neither separate financial statements nor pro forma results of operations have been presented because the acquisitions did not meet the quantitative materiality tests under Regulation S-X.
Acquisition of Tepnel Life Sciences plc
     In April 2009, the Company acquired Tepnel, a UK-based international life sciences products and services company, now known as Gen-Probe Life Sciences Ltd., which has two principal businesses, molecular diagnostics and research products and services. As a result of the acquisition, Tepnel became a wholly-owned subsidiary of the Company.
     Upon consummation of the acquisition, each issued ordinary share of Tepnel was cancelled and converted into the right to receive 27.1 pence in cash, or approximately $0.40 based on the then applicable Great Britain Pound (“GBP”) to United States Dollar (“USD”) exchange rate. In connection with the acquisition, the holders of issued and outstanding Tepnel capital stock, options and warrants received total net cash of approximately £92.8 million, or approximately $137.1 million based on the then applicable GBP to USD exchange rate. The acquisition was financed through amounts borrowed by the Company under a senior secured revolving credit facility established between the Company and Bank of America, N.A. (“Bank of America”).

     The final allocation of the purchase price for the acquisition of Tepnel is as follows (in thousands):

Total purchase price	$137,093
Exchange rate differences	(568	)(1)

Allocated purchase price	$136,525

Net working capital	$14,811
Fixed assets	11,352
Goodwill	70,395
Deferred tax liabilities	(14,148)
Other intangible assets	57,497
Liabilities assumed	(3,382)

Allocated purchase price	$136,525

(1)	Difference caused by exchange rate fluctuations between the date of acquisition and the date funds were wired.
     The fair values of the acquired identifiable intangible assets with definite lives are as follows (in thousands):

Patents	$294
Software	441
Customer relationships	45,439
Trademarks / trade names	11,323

Total	$57,497

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

The estimated amortization expense for acquired intangible assets over future periods is as follows (in thousands):

Years ending December 31,
Remainder of 2010	$2,064
2011	4,129
2012	4,129
2013	4,129
2014	4,063
Thereafter	29,493

Total	$48,007

Acquisition of Prodesse, Inc.
     In October 2009, the Company acquired Prodesse, a privately-held Wisconsin corporation, for approximately $60.0 million, subject to a designated pre-closing operating income adjustment. The Company may also be required to make additional cash payments to former Prodesse securityholders of up to an aggregate of $25.0 million based on the achievement of certain specified performance measures, of which $10.0 million was paid in July 2010. As a result of the acquisition, Prodesse (which is now known as Gen-Probe Prodesse, Inc.) became a wholly owned subsidiary of the Company. The Company financed the acquisition through existing cash on hand.
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
     In addition to acquiring Prodesse’s existing products, the Company also acquired other products that can be classified as next generation products, which are in the process of being developed. Overall, a value of approximately $1.1 million was classified as in-process research and development for the products under development. The Company has incurred a total of approximately $1.2 million in research and development expenses since the acquisition of Prodesse, which includes these development activities related to next generation products. The Company anticipates revenues will be generated from these products starting in late 2010. The Company will commence amortizing the in-process research and development intangible assets upon FDA approval or clearance of these products, as applicable.
     The estimated amortization expense for acquired intangible assets over future periods is as follows (in thousands):

Years Ending December 31,
Remainder of 2010	$2,376
2011	4,752
2012	4,752
2013	4,752
2014	4,752
Thereafter	32,950

Total	$54,334

Changes in goodwill resulting from acquisitions
     The $137.1 million purchase price for Tepnel exceeded the value of the acquired tangible and identifiable intangible assets, and therefore the Company allocated $70.4 million to goodwill. Included in this initial goodwill amount was $14.1 million related to deferred tax liabilities recorded as a result of non-deductible amortization of acquired intangible assets. Prior to finalizing the Company’s purchase price allocation for its acquisition of Tepnel in the first quarter of 2010, the Company made a $0.4 million adjustment to the goodwill recognized as part of its acquisition of Tepnel based on additional information received during the period. This adjustment resulted in an increase in the estimated value of an acquired liability, which was paid in April 2010.
     The $62.0 million purchase price for Prodesse exceeded the value of the acquired tangible and identifiable intangible assets, and therefore the Company allocated $33.0 million to goodwill. Included in this initial goodwill amount was $21.4 million related to deferred tax liabilities recorded as a result of non-deductible amortization of acquired intangible assets.
     Changes in goodwill for the six months ended June 30, 2010 were as follows (in thousands):

Goodwill balance as of December 31, 2009	$122,680
Changes due to foreign currency translation	(738)

Goodwill balance as of June 30, 2010	$121,942

Note 3 — Consolidation of UK Operations
     Due to the acquisition of Tepnel in April 2009, the Company now has four locations in the UK: Manchester; Cardiff; Livingston; and Abingdon. In order to accommodate the anticipated growth in the business and to optimize expenses, the Company has decided to consolidate the location of its UK operations to Manchester and Livingston. This consolidation was communicated internally in May 2010. Consolidation activities related to the employees and facilities were accounted for under ASC Topic 420, Exit or Disposal Costs (“ASC 420”). The Company estimates that expenses related to this consolidation will total approximately $2.4 million and be incurred over a two year period, as the consolidation will occur in phases with no immediate site closures. These expenses will include one-time termination costs including severance costs related to the elimination of certain redundant positions, as well as incentives and relocation costs for certain key employees. The Company will also incur charges related to the closure of the leased and owned facilities. During the quarter ended June 30, 2010, $0.1 million of expenses were incurred and accrued in accordance with ASC 420.
Note 4 — Spin-off of industrial testing assets to Roka Bioscience, Inc.
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
     The Company will receive royalties on any potential Roka product sales, and retains rights to use the CUDA system for clinical diagnostic applications. In addition, the Company is providing contract manufacturing and certain other services to Roka on a transitional basis.
     The Company determined that Roka is not a variable interest entity and therefore is not included in the Company’s consolidated financial statements.
Note 5 — Fair value measurements
     As discussed in Note 1, in January 2010 the Company adopted updated accounting guidance which requires additional disclosure about the amounts of and reasons for significant transfers in and out of Level 1 and Level 2 fair value measurements. This standard also clarifies existing disclosure requirements related to the level of disaggregation of fair value measurements for each class of assets and liabilities and disclosures about inputs and valuation techniques used to measure fair value for both recurring and nonrecurring Level 2 and Level 3 measurements. Because this accounting standard only requires enhanced disclosure, the adoption of this standard did not impact the Company’s financial position or results of operations for the quarter ended June 30, 2010. In addition, effective for interim and annual periods beginning after December 15, 2010, this standard will require additional disclosure and require an entity to present disaggregated information about activity in Level 3 fair value measurements on a gross basis, rather than as one net amount.
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
     Assets and liabilities are classified based upon the lowest level of input that is significant to the fair value measurement. The Company reviews the fair value hierarchy on a quarterly basis. Changes in the observations or valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy.

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
     There were no changes to the Company’s fair value measurement classifications for its assets and liabilities during the quarter ended June 30, 2010.
     The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis (as described above) as of June 30, 2010 and December 31, 2009 (in thousands):

	Fair Value Measurements at June 30, 2010
	Quoted Prices in	Significant
	Active Markets	Other	Significant	Total Carrying
	for Identical	Observable	Unobservable	Value in the
	Assets	Inputs	Inputs	Consolidated
	(Level 1)	(Level 2)	(Level 3)	Balance Sheet
Assets:
Cash equivalents	$—	$116,084	$—	$116,084
Marketable securities
Certificates of deposit	—	1,974	—	1,974
Treasury securities	—	7,975	—	7,975
Municipal securities	—	285,772	—	285,772
Corporate obligations	—	4,127	—	4,127

Total marketable securities	—	299,848	—	299,848
Deferred compensation plan assets	—	5,398	—	5,398

Total assets at fair value	$—	$421,330	$—	$421,330

Liabilities:
Contingent consideration	$—	$—	$11,912	$11,912
Deferred compensation plan liabilities	—	5,110	—	5,110

Total liabilities at fair value	$—	$5,110	$11,912	$17,022

	Fair Value Measurements at December 31, 2009
	Quoted Prices in	Significant
	Active Markets	Other	Significant	Total Carrying
	for Identical	Observable	Unobservable	Value in the
	Assets	Inputs	Inputs	Consolidated
	(Level 1)	(Level 2)	(Level 3)	Balance Sheet
Assets:
Cash equivalents	$—	$13,000	$—	$13,000
Marketable securities
Certificates of deposit	—	1,961	—	1,961
Municipal securities	—	324,252	—	324,252
Corporate obligations	—	92,249	—	92,249

Total marketable securities	—	418,462	—	418,462
Deferred compensation plan assets	—	5,671	—	5,671

Total assets at fair value	$—	$437,133	$—	$437,133

Liabilities:
Contingent consideration	$—	$—	$17,994	$17,994
Deferred compensation plan liabilities	—	5,700	—	5,700

Total liabilities at fair value	$—	$5,700	$17,994	$23,694

     For those financial instruments with significant Level 3 inputs, the following table summarizes the activity for the six months ended June 30, 2010 (in thousands):

Level 3 contingent consideration as of December 31, 2009	$17,994
Gain included in other income (expense)	(6,082)

Level 3 contingent consideration as of June 30, 2010	$11,912

     The range of potential contingent consideration that the Company could pay related to the acquisition of Prodesse was originally between $0 and $25.0 million. This range is tied to multiple performance measures including commercial and regulatory milestones. To the extent these milestones are earned, payments of up to $25.0 million in total will be made. The Company will reassess the fair value of this contingent consideration liability on a quarterly basis. This assessment is based on a calculation that considers the forecasted achievement of the underlying milestones as of the date of determination, as well as the timing of the related cash payments, and then discounts these amounts based on a discount rate the Company determines is appropriate for the underlying milestones.
     Based on these calculations, the Company initially recorded $18.0 million as of the date of acquisition as the fair value of this potential contingent consideration liability. The fair value of this contingent consideration was reduced to $16.2 million as of March 31, 2010 and then further reduced to $11.9 million as of June 30, 2010. These reductions were primarily associated with lower anticipated payouts for the related milestones.
     On July 26, 2010, the Company received FDA clearance of its ProFAST™+ assay, thereby satisfying one of the acquisition-related milestones and triggering a $10.0 million payment to former Prodesse securityholders, the fair value of which was accrued as of June 30, 2010. The Company believes future milestone payments, if any, will occur between the fourth quarter of 2010 and the second quarter of 2012.
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

     Equity investment in public company
     In April 2009, the Company made a $5.0 million preferred stock investment in DiagnoCure, Inc. (“DiagnoCure”), a publicly-held company traded on the Toronto Stock Exchange. The Company’s equity investment was initially valued based on the transaction price under the cost method of accounting. The market value of the underlying common stock is the most observable value of the preferred stock, but because there is no active market for these preferred shares the Company has classified its equity investment in DiagnoCure as Level 2 in the fair value hierarchy. The Company’s investment in DiagnoCure, which totaled $5.0 million as of June 30, 2010, is included in “Licenses, manufacturing access fees and other assets, net” on the Company’s consolidated balance sheets.
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
     In June 2010, in connection with the execution of a collaboration agreement with Pacific Biosciences of California, Inc., a privately-held sequencing company (“Pacific Biosciences”), the Company made a $50.0 million preferred stock investment in Pacific Biosciences. The Company’s investment in Pacific Biosciences, which totaled $50.0 million as of June 30, 2010, is included in “Licenses, manufacturing access fees and other assets, net” on the Company’s consolidated balance sheets.
     In September 2009, the Company spun-off its industrial testing assets to Roka, a newly formed private company. In consideration for the contribution of assets, the Company received shares of preferred stock representing 19.9% of Roka’s capital stock on a fully diluted basis. The Company’s investment in Roka totaled approximately $0.7 million as of June 30, 2010, and is also included in “Licenses, manufacturing access fees and other assets, net” on the Company’s consolidated balance sheets.
     In 2006, the Company invested in Qualigen, Inc. (“Qualigen”), a private company. The Company’s investment in Qualigen, which totaled approximately $5.4 million as of June 30, 2010, is also included in “Licenses, manufacturing access fees and other assets, net” on the Company’s consolidated balance sheets.
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

Note 6 — Balance sheet information
     The following tables provide details of selected balance sheet items as of June 30, 2010 and December 31, 2009 (in thousands):
Inventories

	June 30,	December 31,
	2010	2009
Raw materials and supplies	$12,667	$13,260
Work in process	23,831	23,656
Finished goods	21,256	24,155

Inventories, net	$57,754	$61,071

Property, plant and equipment, net

	June 30,	December 31,
	2010	2009
Land	$19,268	$19,268
Building	80,108	80,130
Machinery and equipment	184,384	175,885
Building improvements	44,007	42,718
Furniture and fixtures	18,670	17,705
Construction in-progress	1,012	457

Property, plant and equipment, at cost	347,449	336,163
Less accumulated depreciation and amortization	(189,667)	(178,726)

Property, plant and equipment, net	$157,782	$157,437

Purchased intangibles, net

	June 30,	December 31,
	2010	2009
Purchased intangibles, at cost	$144,630	$145,502
Less accumulated amortization	(41,817)	(37,487)

Purchased intangibles, net	$102,813	$108,015

License, manufacturing access fees and other assets, net

	June 30,	December 31,
	2010	2009
Patents	$19,315	$19,042
License and manufacturing access fees	64,078	62,502
Investment in Pacific Biosciences	50,000	—
Investment in Qualigen	5,404	5,404
Investment in DiagnoCure	5,000	5,000
Investment in Roka	725	725
Other assets	7,366	7,740

License, manufacturing access fees and other assets, at cost	151,888	100,413
Less accumulated amortization	(38,887)	(35,812)

License, manufacturing access fees and other assets, net	$113,001	$64,601

Other accrued expenses

	June 30,	December 31,
	2010	2009
Current component of contingent consideration	$10,855	$8,396
Royalties	2,972	2,907
Professional fees	1,645	1,175
Interest	264	726
Warranty	337	334
Contingent liability	—	433
Other	3,488	4,489

Other accrued expenses	$19,561	$18,460

Note 7 — Marketable securities
     The Company’s marketable securities include tax advantaged municipal securities and FDIC insured corporate bonds with a minimum Moody’s credit rating of A3 or a Standard & Poor’s credit rating of A-. As of June 30, 2010, the Company did not hold auction rate securities and has never held any such securities. The Company’s investment policy limits the effective maturity on individual securities to six years and an average portfolio maturity to three years. At June 30, 2010, the Company’s portfolios had an average maturity of two years and an average credit quality of AA1 as defined by Moody’s.
     The following is a summary of the Company’s marketable securities as of June 30, 2010 (in thousands):

	Gross	Gross
Amortized	Unrealized	Unrealized	Estimated
Cost	Gains	Losses	Fair Value
$298,065	$1,864	$(81)	$299,848

     The following table shows the estimated fair values and gross unrealized losses for the Company’s investments in individual securities that have been in a continuous unrealized loss position deemed to be temporary for less than 12 months and for more than 12 months as of June 30, 2010 (in thousands):

Less than 12 Months		More than 12 Months
Estimated	Unrealized	Estimated	Unrealized
Fair Value	Losses	Fair Value	Losses
$12,570	$(80)	$2,605	$(1)

     The unrealized losses on certain of the Company’s investments in municipal securities were caused by interest rate increases. At June 30, 2010 and December 31, 2009, the Company had 16 securities and 23 securities, respectively, in an unrealized loss position. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investments. The Company does not consider its investments in municipal securities with a current unrealized loss position to be other-than-temporarily impaired at June 30, 2010 because the Company does not intend to sell the investments and it is more likely than not that the Company will not be required to sell the investments before recovery of their amortized cost. However, investments in an unrealized loss position deemed to be temporary at June 30, 2010 that have a contractual maturity of greater than 12 months have been classified as non-current marketable securities under the caption “Marketable securities, net of current portion,” reflecting the Company’s current intent and ability to hold such investments to maturity. The Company’s investments in municipal securities are classified as available-for-sale.

     The following table shows the current and non-current classification of the Company’s marketable securities as of June 30, 2010 and December 31, 2009 (in thousands):

	June 30,	December 31,
	2010	2009
Current	$288,718	$402,990
Non-current	11,130	15,472

Total marketable securities	$299,848	$418,462

     The following table shows the gross realized gains and losses from the sale of marketable securities, based on the specific identification method, for the three and six month periods ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Proceeds from sale of marketable securities	$128,155	$197,284	$247,121	$270,943

Gross realized gains	$1,855	$6,644	$4,082	$8,516
Gross realized losses	—	(28)	—	(455)

Net realized gain	$1,855	$6,616	$4,082	$8,061

Note 8 — Short-term borrowings
     In February 2009, the Company entered into a credit agreement with Bank of America, which provided for a one-year senior secured revolving credit facility in an amount of up to $180.0 million that is subject to a borrowing base formula. The revolving credit facility has a sub-limit for the issuance of letters of credit in a face amount of up to $10.0 million. Advances under the revolving credit facility were used to consummate the Company’s acquisition of Tepnel and are also available for other general corporate purposes. At the Company’s option, loans accrue interest at a per annum rate based on, either: the base rate (the base rate is defined as the greatest of (i) the federal funds rate plus a margin equal to 0.50%, (ii) Bank of America’s prime rate and (iii) the London Interbank Offered Rate (“LIBOR”) plus a margin equal to 1.00%); or LIBOR plus a margin equal to 0.60%, in each case for interest periods of 1, 2, 3 or 6 months as selected by the Company. In connection with the credit agreement, the Company also entered into a security agreement, pursuant to which the Company secured its obligations under the credit agreement with a first priority security interest in the securities, cash and other investment property held in specified accounts maintained by Merrill Lynch, Pierce, Fenner & Smith Incorporated, an affiliate of Bank of America. In connection with the execution of the credit agreement with Bank of America, the Company terminated the commitments under its unsecured bank line of credit with Wells Fargo Bank, N.A., effective as of February 27, 2009. There were no amounts outstanding under the Wells Fargo Bank line of credit as of the termination date.
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
     In February 2010, the Company entered into a second amendment to its credit agreement with Bank of America, pursuant to which, among other things, the maturity date of the Company’s senior secured revolving credit facility was extended for an additional one-year period. As extended, the credit facility now expires on February 25, 2011. As of June 30, 2010, the total principal amount outstanding under the revolving credit facility was $240.0 million and the interest rate payable on such outstanding amount was approximately 0.95%.
     As a result of the Tepnel acquisition, the Company assumed Tepnel’s pre-existing fixed rate term loan, which accrues interest at an effective rate of 6.6%. As of June 30, 2010, the outstanding principal amount under this loan was £0.5 million, or $0.8 million based on the exchange rate of £1 to $1.51 as of the balance sheet date.

Note 9 — Income tax
     As of June 30, 2010, the Company had total gross unrecognized tax benefits of $8.3 million. The amount of unrecognized tax benefits (net of the federal benefit for state taxes) that would favorably affect the Company’s effective income tax rate, if recognized, was $6.3 million. Material filings subject to future examination are the Company’s California returns filed for the 2005 through 2008 tax years, and the Company’s U.S. federal returns filed for the 2006 through 2008 tax years.
Note 10 — Contingencies
Contingent Consideration
     In connection with the Company’s acquisition of Prodesse, the Company may be obligated to make certain payments to former Prodesse securityholders of up to $25.0 million. The aggregate fair value of these payments was $11.9 million as of June 30, 2010, and is reflected in the Company’s consolidated balance sheets under the captions “Other accrued expenses” and “Other long-term liabilities.” On July 26, 2010, the Company received FDA clearance of its ProFAST™+ assay, thereby satisfying one of the acquisition-related milestones and triggering a $10 million payment to former Prodesse securityholders, the fair value of which was accrued as of June 30, 2010. The Company believes future milestone payments, if any, will occur between the fourth quarter of 2010 and the second quarter of 2012.
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
     In March 2010, the Company filed a second complaint for patent infringement against BD in the U.S. District Court for the Southern District of California. The complaint alleges that BD’s BD MAX SystemTM (formerly known as the HandyLab Jaguar system) infringes four of the Company’s U.S. patents covering automated processes for preparing, amplifying and detecting nucleic acid targets. The complaint seeks monetary damages and injunctive relief. In June 2010, these two actions were consolidated into a single legal proceeding. There can be no assurances as to the final outcome of the litigation.
Note 11 — Stockholders’ equity
     Changes in stockholders’ equity for the six months ended June 30, 2010 were as follows (in thousands):

Balance at December 31, 2009	$767,175
Net income	52,303
Other comprehensive income (loss), net	(5,349)
Proceeds from the issuance of common stock	17,894
Proceeds from the issuance of common stock through ESPP	2,167
Issuance of restricted stock to board members	114
Repurchase and retirement of common stock	(52,299)
Repurchase and retirement of restricted stock for payment of taxes	(43)
Stock-based compensation	12,083
Stock-based compensation income tax benefits	919

Balance at June 30, 2010	$794,964

Comprehensive income
     All components of comprehensive income, including net income, are reported in the consolidated financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income and other comprehensive income, which includes certain changes in stockholders’ equity, such as foreign currency translation of the Company’s wholly owned subsidiaries’ financial statements and unrealized gains and losses on the Company’s available-for-sale securities, are reported, net of their related tax effect, to arrive at comprehensive income.

     Components of comprehensive income, net of income tax, for the three and six month periods ended June 30, 2010 and 2009 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income, as reported	$28,110	$19,815	$52,303	$45,562

Other comprehensive (loss) income:
Foreign currency translation adjustment	(1,497)	3,419	(4,350)	3,359
Change in net unrealized gain on available-for-sale securities during the period	(1,004)	(311)	(3,653)	3,053
Reclassification adjustments:
Net realized gain (loss) on available-for-sale securities	1,206	(4,000)	2,654	(5,000)

Total other comprehensive (loss) income, net	(1,295)	(892)	(5,349)	1,412

Comprehensive income	$26,815	$18,923	$46,954	$46,974

Stock Options
     A summary of the Company’s stock option activity for all equity incentive plans for the six months ended June 30, 2010 is as follows (in thousands, except price per share data and number of years):

			Weighted
			Average
			Remaining	Aggregate
	Number of	Weighted Average	Contractual	Intrinsic
	Shares	Exercise Price	Life (Years)	Value
Outstanding at December 31, 2009	5,890	$44.96
Granted	1,016	43.08
Exercised	(587)	30.48
Cancelled	(183)	51.22

Outstanding at June 30, 2010	6,136	$45.85	4.6	$26,714

Exercisable at June 30, 2010	3,785	$45.22	3.8	$20,383

Restricted Stock and Deferred Issuance Restricted Stock
     A summary of the Company’s restricted stock and deferred issuance restricted stock award activity during the six months ended June 30, 2010 is as follows (in thousands, except price per share data):

		Weighted
		Average
		Grant-
	Number of	Date Fair
	Shares	Value
Outstanding at December 31, 2009	247	$51.76
Granted	2	47.72
Vested and exercised	(5)	47.70
Forfeited	(5)	50.83

Outstanding at June 30, 2010	239	$51.83

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
     Pursuant to the terms of the applicable Performance Share award agreement, each recipient may receive between zero and up to 150% of the target Performance Shares originally granted based on actual performance as measured against the Performance Share Criteria. If the Company fails to achieve an identified threshold level of performance for any of the Performance Share Criteria, no Performance Shares will be awarded for that Performance Share Criteria.
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
     A summary of the Company’s Performance Share award activity for the six months ended June 30, 2010 is as follows (in thousands, except price per share data):

			Weighted
		Maximum	Average
		Shares	Grant-
	Number of	Eligible to	Date Fair
	Shares	Receive	Value
Outstanding at December 31, 2009	—	—	$—
Awarded	70	104	42.66
Forfeited	(1)	(2)	42.66

Outstanding at June 30, 2010	69	102	$42.66

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
     In February 2010, the Company’s Board of Directors authorized the repurchase of up to $100.0 million of the Company’s common stock until December 31, 2010, through negotiated or open market transactions. There is no minimum or maximum number of shares to be repurchased under the program. During the three months ended June 30, 2010, the Company repurchased and retired approximately 910,500 shares under this program at an average price of $45.40 per share, or approximately $41.3 million in total. As of June 30, 2010, the Company has repurchased approximately 1,144,000 shares under this program since its inception at an average price of $45.73, or approximately $52.3 million in total.
Note 12 — Derivative financial instruments
     In 2009, the Company began entering into foreign currency forward contracts to reduce its exposure to foreign currency fluctuations of certain assets and liabilities denominated in foreign currencies. These forward contracts generally had a maturity of approximately 30 days and were not designated as hedges. Accordingly, these instruments were marked to market at each balance sheet date with changes in fair value recognized in earnings under the caption “Other expense, net.” The Company did not enter into any foreign currency forward contracts during the quarter ended June 30, 2010.

The following table reflects the effect of these derivative instruments on the consolidated statements of income for the three and six month periods ended June 30, 2010 and 2009 (in thousands):

		Three Months Ended		Six Months Ended
	Location of loss	June 30,		June 30,
Hedging instruments under ASC 815-10:	recognized in income	2010	2009	2010	2009
Foreign currency forward contracts	Other expense, net	$—	$(897)	$—	$(635)

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
     The following information should be read in conjunction with our June 30, 2010 unaudited consolidated interim financial statements and related notes included elsewhere in this quarterly report and with our audited consolidated financial statements and related notes for the year ended December 31, 2009 and the related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section contained in our Annual Report on Form 10-K for the year ended December 31, 2009. We also urge you to review and consider our disclosures describing various risks that may affect our business, which are set forth under the heading “Risk Factors” in this quarterly report and in our Annual Report on Form 10-K for the year ended December 31, 2009. Some totals included in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and elsewhere in this Quarterly Report on Form 10-Q may not foot due to rounding.
Overview
     We are a global leader in the development, manufacture and marketing of rapid, accurate and cost-effective nucleic acid tests, or NATs, used primarily to diagnose human diseases and screen donated human blood. NATs are designed to detect diseases more rapidly and/or accurately than older tests, and are among the fastest-growing categories of the in vitro diagnostics industry.
     We market a broad portfolio of products to detect infectious microorganisms, including those causing sexually transmitted diseases, or STDs, tuberculosis, strep throat and other infections. Our leading clinical diagnostics products include our APTIMA family of assays that are used to detect the common STDs chlamydia and gonorrhea.
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
     In blood screening, we developed and manufacture the PROCLEIX assays, which are used to detect human immunodeficiency virus (type 1), the hepatitis C virus, or HCV, the hepatitis B virus and the West Nile virus in donated human blood. Our blood screening products are marketed worldwide by Novartis Vaccines and Diagnostics, Inc., or Novartis. We were awarded the 2004 National Medal of Technology, the nation’s highest honor for technological innovation, in recognition of our pioneering work in developing NATs to safeguard the nation’s blood supply.
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
     In addition to PANTHER, our development pipeline includes NATs to detect:
•	human papillomavirus, or HPV, which causes cervical cancer;

•	gene-based markers for prostate cancer;

•	Trichomonas, a common parasitic STD;

•	certain respiratory infections; and

•	human leukocyte antigens, or HLAs, which are used to determine transplant compatibility.

Recent Events
     Financial Results
     Product sales for the second quarter of 2010 were $132.7 million, compared to $116.8 million in the same period of the prior year, an increase of 14%. Total revenues for the second quarter of 2010 were $138.6 million, compared to $120.5 million in the same period of the prior year, an increase of 15%. Net income for the second quarter of 2010 was $28.1 million ($0.57 per diluted share), compared to $19.8 million ($0.38 per diluted share) in the same period of the prior year, an increase of 42%.
     Product sales for the first six months of 2010 were $263.3 million, compared to $229.3 million in the same period of the prior year, an increase of 15%. Total revenues for the first six months of 2010 were $274.1 million, compared to $236.7 million in the same period of the prior year, an increase of 16%. Net income for the first six months of 2010 was $52.3 million ($1.05 per diluted share), compared to $45.6 million ($0.87 per diluted share) in the same period of the prior year, an increase of 15%.
     Our total revenues, net income and fully diluted earnings per share during the first six months of 2010 included the results of operations of both Tepnel and Prodesse. In contrast, our total revenues, net income and fully diluted earnings per share during the first six months of 2009 only included the results of operations of Tepnel from the date of acquisition in April 2009, as well as $8.2 million of additional one-time revenue associated with the renegotiation of our collaboration agreement with Novartis, which we recognized in the first quarter of 2009.
     Collaboration with and Investment in Pacific Biosciences of California, Inc.
     In June 2010, we entered into a collaboration agreement with Pacific Biosciences of California, Inc., or Pacific Biosciences, regarding the research and development of instruments integrating our sample preparation technologies and Pacific Biosciences’ single-molecule DNA sequencing technologies for use in clinical diagnostics. Subject to customary termination rights, the initial term of the collaboration will end on the earlier of December 15, 2012 or six months after Pacific Biosciences demonstrates the proof of concept of its “V2” single-molecule DNA sequencing system. Concurrently with the execution of the collaboration agreement, we also purchased $50.0 million of Pacific Biosciences’ Series F preferred stock, as a participant in Pacific Biosciences’ Series F preferred stock round of financing that raised a total of $109.0 million.
     Stock Repurchase Program
     In February 2010, our Board of Directors authorized the repurchase of up to $100.0 million of our common stock until December 31, 2010, through negotiated or open market transactions. There is no minimum or maximum number of shares to be repurchased under the program. During the three months ended June 30, 2010, we repurchased and retired approximately 910,500 shares under this program at an average price of $45.40 per share, or approximately $41.3 million in total. As of June 30, 2010, we have repurchased approximately 1,144,000 shares under this program since its inception at an average price of $45.73, or approximately $52.3 million in total.
Critical accounting policies and estimates
     Our discussion and analysis of our financial condition and results of operations is based on our unaudited interim consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP. The preparation of these interim consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, the collectability of accounts receivable, and the valuation of the following: stock-based compensation; marketable securities; equity investments in publicly and privately held companies; income tax; liabilities associated with employee benefit costs and contingent consideration; inventories; and goodwill and long-lived assets, including patent costs, capitalized software, acquired intangible assets and licenses and manufacturing access fees. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, which form the basis for making judgments about the carrying values of assets and liabilities. Senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of our Board of Directors. Actual results may differ from these estimates.
     We believe there have been no significant changes during the second quarter of 2010 to the items that we disclosed as our critical accounting policies and estimates in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2009.
     Pending adoption of recent accounting pronouncements
     Accounting Standards Update 2010-06
     In January 2010, the Financial Accounting Standards Board, or FASB, amended ASC Topic 820, Fair Value Measurements and Disclosures, to require reporting entities to make new disclosures about recurring and nonrecurring fair value measurements, including significant transfers into and out of Level 1 and Level 2 fair value measurements and information about purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. Except for the detailed Level 3 roll forward disclosures, the guidance was effective January 1, 2010. The new disclosures about purchases, sales, issuances, and settlements in the roll forward activity for Level 3 fair value measurements are effective for us as of January 1, 2011. Early adoption is permitted. We are currently evaluating prospective adoption of the new Level 3 disclosures and determining the effects, if any, the adoption of this guidance will have on our consolidated financial statements.
     Accounting Standards Update 2010-17
     In March 2010, the FASB ratified the final consensus that offers an alternative method of revenue recognition for milestone payments. The guidance states that an entity can make an accounting policy election to recognize a payment that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. The guidance will be effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2010 with early adoption permitted, provided that the revised guidance is applied retrospectively to the beginning of the year of adoption. The guidance may be applied retrospectively or prospectively for milestones achieved after the adoption date. We are currently evaluating early prospective adoption and determining the effects, if any, the adoption of this guidance will have on our consolidated financial statements.
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
Results of Operations

(Dollars in millions)	Three Months Ended June 30,				Six Months Ended June 30,
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Clinical diagnostics	$73.9	$67.4	$6.5	10%	$150.8	$127.0	$23.8	19%
Blood screening	55.7	45.8	9.9	22%	105.2	98.7	6.5	7%
Research products and services	3.2	3.6	(0.4)	-11%	7.3	3.6	3.7	103%

Total product sales	$132.7	$116.8	15.9	14%	$263.3	$229.3	34.0	15%

As a percent of total revenues	96%	97%			96%	97%
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
     We recognize product sales from the manufacture and shipment of tests for screening donated blood at the contractual transfer prices specified in our collaboration agreement with Novartis for sales to end-user blood bank facilities located in countries where our products have obtained governmental approvals. Blood screening product sales are then adjusted monthly corresponding to Novartis’ payment to us of amounts reflecting our ultimate share of net revenue from sales by Novartis to end users, less the transfer price revenues previously recorded. Net sales are ultimately equal to the sales of the assays by Novartis to third parties, less freight, duty and certain other adjustments specified in our collaboration agreement with Novartis multiplied by our share of the net revenue.
     Product sales increased 14% for the three months ended June 30, 2010 as compared to the same period of the prior year. The increase was primarily attributed to higher APTIMA assay sales, higher blood screening revenues, as well as additional product sales resulting from our acquisition of Prodesse in October 2009. Product sales increased 15% for the six months ended June 30, 2010 as compared to the same period of the prior year. The increase was primarily attributed to higher APTIMA assay sales, higher blood screening sales, an additional three months of sales resulting from our acquisition of Tepnel in April 2009, and an additional six months of sales resulting from our acquisition of Prodesse in October 2009.
     Clinical diagnostic product sales
     The increase in clinical diagnostic product sales, including assay, instrument and ancillary sales, in the three months ended June 30, 2010 as compared to the same period in the prior year was primarily attributed to volume gains in our APTIMA product line, as well as the addition of product sales resulting from our acquisition of Prodesse in October 2009. The increase in clinical diagnostic product sales, including assay, instrument and ancillary sales, for the six months ended June 30, 2010 as compared to the same period in the prior year was primarily attributed to volume gains in our APTIMA product line, as well as the addition of product sales resulting from our acquisitions of Tepnel in April 2009 and Prodesse in October 2009.
     In both the three and six month periods ended June 30, 2010, clinical diagnostic product sales benefited from customer conversion from our non-amplified PACE test to our amplified APTIMA test. In general, the price of our amplified APTIMA test is twice that of our non-amplified PACE product. Thus, the conversion from PACE to APTIMA drives an overall increase in product sales even if underlying testing volumes remain the same.
     Clinical diagnostic product sales were negatively affected during the three months ended June 30, 2010 as compared to the same period of 2009 by an unfavorable estimated exchange rate impact of $0.1 million due to a stronger U.S. dollar. Clinical diagnostic product sales were positively affected during the six months ended June 30, 2010 as compared to the same period of 2009 by a favorable estimated exchange rate impact of $1.0 million, primarily due to a weaker U.S. dollar against the Canadian dollar.
     Blood screening product sales
     The increase in blood screening product sales, including assay, instrument and ancillary sales, in the three months ended June 30, 2010, as compared to the same period in the prior year was primarily attributed to an increase in underlying blood screening product sales resulting primarily from the contractual increase in the net percentage share of revenues we receive from Novartis, an increase in blood screening shipments, as well as an increase in the sale of blood screening related instrumentation.
     The overall increase in blood screening product sales, including assay, instrument and ancillary sales, in the six months ended June 30, 2010, as compared to the same period in the prior year was primarily attributed to an increase in underlying blood screening product sales resulting primarily from an increase in blood screening shipments, the contractual increase in the net percentage share of revenues we receive from Novartis, as well as an increase in the sale of blood screening-related instrumentation, partially offset by $8.2 million of additional one-time revenue associated with the renegotiation of our collaboration agreement with Novartis recognized during the first quarter of 2009.
     Blood screening product sales were positively affected during the three and six months ended June 30, 2010 as compared to the same periods of 2009 by favorable estimated exchange rate impacts of $0.5 million and $1.8 million, respectively, due to a weaker U.S. dollar, primarily versus the Australian dollar.

     Research products and services
     As a result of our acquisition of Tepnel in April 2009, we have a new category of product sales, which we refer to as “Research products and services.” These sales represent outsourcing services for the pharmaceutical, biotechnology and healthcare industries, including nucleic acid purification and analysis services, as well as the sale of monoclonal antibodies. These sales totaled $3.2 million and $7.3 million during the three and six months ended June 30, 2010, respectively, as compared to $3.6 million in each of the three and six months ended June 30, 2009. The decrease for the three months ended June 30, 2010 as compared to the same period of the prior year was due to revenue included in the prior period related to our Biokits food safety testing business, which we sold in December 2009. The increase for the six months ended June 30, 2010 as compared to the same period of the prior year was attributed to the inclusion of an additional quarter of research products and services revenues that were not present in the prior year period due to our acquisition of Tepnel in April 2009.

(Dollars in millions)	Three Months Ended June 30,				Six Months Ended June 30,
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Collaborative research revenue	$4.1	$2.2	$1.9	86%	$7.4	$3.9	$3.5	90%

As a percent of total revenues	3%	2%			3%	2%
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
     Collaborative research revenue increased 86% and 90% during the three and six months ended June 30, 2010, respectively, as compared to the same periods of 2009. In each case, the increase was primarily due to reimbursements from Novartis for shared development expenses, primarily attributable to the development of the PANTHER instrument for use in the blood screening market.
     Collaborative research revenue tends to fluctuate based on the type and amount of research services performed, the status of projects under collaboration and the achievement of milestones. Due to the nature of our collaborative research revenue, results in any one period are not necessarily indicative of results to be achieved in the future. Our ability to generate additional collaborative research revenue depends, in part, on our ability to initiate and maintain relationships with potential and current collaborative partners and the advancement of related collaborative research and development.

(Dollars in millions)	Three Months Ended June 30,				Six Months Ended June 30,
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Royalty and license revenue	$1.8	$1.5	$0.3	20%	$3.4	$3.5	$(0.1)	-3%

As a percent of total revenues	1%	1%			1%	1%
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

     Royalty and license revenue increased 20% during the three months ended June 30, 2010 as compared to the same period of 2009, primarily as a result of milestone license fees earned in the current period. Royalty and license revenue decreased 3% during the six months ended June 30, 2010 as compared to the same period of 2009, primarily as a result of lower royalties received from Novartis associated with the use of our technologies in the plasma screening market.
     Royalty and license revenue may fluctuate based on the nature of the related agreements and the timing of receipt of license fees. Results in any one period are not necessarily indicative of results to be achieved in the future. In addition, our ability to generate additional royalty and license revenue will depend, in part, on our ability to market and commercialize our technologies.

(Dollars in millions)	Three Months Ended June 30,				Six Months Ended June 30,
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Cost of product sales	$44.3	$38.3	$6.0	16%	$87.0	$71.6	$15.4	22%

Gross profit margin as a percent of product sales	67%	67%			67%	69%
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
     Cost of product sales increased 16% and 22% during the three and six months ended June 30, 2010, respectively, as compared to the same periods of 2009. In each case, the increase was primarily due to additional cost of product sales as a result of our acquisitions of Tepnel and Prodesse and increases attributed to increased instrumentation, APTIMA, and blood screening product shipments. These increased costs were partially offset by a decrease in scrap transactions and manufacturing variances related to changes in production volumes.
     Our gross profit margin as a percentage of product sales was 67% for the three months ended June 30, 2010, consistent with 67% for the three months ended June 30, 2009. Our gross profit margin as a percentage of product sales was 67% for the six months ended June 30, 2010 as compared to 69% for the six months ended June 30, 2009. This decrease in gross profit margin as a percentage of product sales during the six months ended June 30, 2010 was primarily attributed to increased sales of lower margin instrumentation and lower overall gross margin percentages for the acquired Tepnel businesses. These decreases were partially offset by favorable manufacturing variances related to changes in production volumes and decreased scrap expense.
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
     A portion of our blood screening revenues is attributable to sales of TIGRIS instruments to Novartis, which totaled $8.7 million and $3.3 million during the first six months of 2010 and 2009, respectively. Under our collaboration agreement with Novartis, we sell TIGRIS instruments to Novartis at prices that approximate cost and share in profits of end-user sales in the United States. These instrument sales, therefore, negatively impact our gross margin percentage during the periods in which they occur, but are a necessary precursor to increased sales of blood screening assays in the future.

(Dollars in millions)	Three Months Ended June 30,				Six Months Ended June 30,
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Acquisition-related intangible amortization	$2.2	$1.1	$1.1	100%	$4.4	$1.1	$3.3	300%

As a percent of total revenues	2%	1%			2%	1%
     Amortization expense related to our acquired intangible assets was $2.2 million and $4.4 million during the three and six month periods ended June 30, 2010, respectively, as compared to $1.1 million during each of the three and six month periods ended June 30, 2009. These increases were attributable to our October 2009 acquisition of Prodesse and its related intangible assets, which were not included in our intangible asset amortization expense for the three and six month periods ended June 30, 2009. In addition, our acquisition-related intangible amortization expense for the six months ended June 30, 2010 as compared to the same period of the prior year also included an additional quarter of amortization expense related to Tepnel’s acquired intangible assets. Our acquired intangible assets are amortized using the straight-line method over their estimated useful lives, which range from 10 to 20 years. For details on the intangible assets acquired as part of our acquisitions of Tepnel and Prodesse, please refer to Note 2 — Business combinations, of the Notes to the Consolidated Financial Statements included elsewhere in this report.

(Dollars in millions)	Three Months Ended June 30,				Six Months Ended June 30,
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Research and development	$27.1	$26.1	$1.0	4%	$56.8	$51.1	$5.7	11%

As a percent of total revenues	20%	22%			21%	22%
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
     We expect to incur additional costs associated with our research and development activities. The additional costs include development and validation activities for our HPV, PCA3 and Trichomonas assays, development of our PANTHER instrument, assay integration and validation activities for PANTHER, development and validation of assays for blood screening and ongoing research and early stage development activities. Although total R&D expenditures may increase over time, we expect that our R&D expenses as a percentage of total revenues will decline in future years.
     R&D expenses increased 4% and 11% during the three and six months ended June 30, 2010, respectively, as compared to the same periods in 2009. In each case, the increase was primarily due to the addition of R&D expenses related to our acquisitions, increased spending for the development of the PANTHER platform, and expenses for the development of and clinical trials related to our PCA3 and Trichomonas assays, partially offset by a decrease in expenses related to our HPV screening assay trial as it nears completion.

(Dollars in millions)	Three Months Ended June 30,				Six Months Ended June 30,
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Marketing and sales	$15.8	$14.0	$1.8	13%	$30.6	$25.1	$5.5	22%

As a percent of total revenues	11%	12%			11%	11%
     Our marketing and sales expenses include salaries and other personnel-related expenses, promotional expenses and fees for outside services.
     Marketing and sales expenses increased 13% and 22% during the three and six months ended June 30, 2010, respectively, as compared to the same periods in 2009. For the three months ended June 30, 2010, the increase was primarily attributed to an increase in salaries, personnel-related expenses, and marketing activities due to our continued investment in international expansion, primarily in Western Europe, and our acquisition of Prodesse in October 2009. For the six months ended June 30, 2010, the increase was primarily attributed to an increase in salaries, personnel-related expenses, and marketing activities due to our continued investment in international expansion, as well as six months of additional expenses related to our acquisition of Prodesse in October 2009 and three months of additional expenses related to our acquisition of Tepnel in April 2009.

(Dollars in millions)	Three Months Ended June 30,				Six Months Ended June 30,
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
General and administrative	$15.0	$17.8	$(2.8)	-16%	$29.7	$31.7	$(2.0)	-6%

As a percent of total revenues	11%	15%			11%	13%
     Our general and administrative, or G&A, expenses include expenses for finance, legal, strategic planning and business development, public relations and human resources.
     G&A expenses decreased 16% and 6% during the three and six months ended June 30, 2010, respectively, as compared to the same periods of 2009. In each case, the decrease was primarily due to significantly higher fees in 2009 related to our acquisition of Tepnel. This was partially offset for the six months ended June 30, 2010, by higher legal fees relating to the litigation with Becton, Dickinson and Company, or BD, and the addition of Tepnel’s and Prodesse’s cost structures.

(Dollars in millions)	Three Months Ended June 30,				Six Months Ended June 30,
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Investment and interest income	$3.3	$10.1	$(6.8)	-67%	$7.2	$15.0	$(7.8)	-52%
Interest expense	(0.5)	(0.7)	0.2	-29%	(1.1)	(0.9)	(0.2)	22%
Gain on contingent consideration	4.3	—	4.3	N/M	6.1	—	6.1	N/M
Other income / (expense)	(0.2)	(0.9)	0.7	-78%	(0.4)	(1.0)	0.6	-60%

Total other income, net	$6.9	$8.5	$(1.6)	-19%	$11.8	$13.1	$(1.3)	-10%

     The decreases in investment and interest income during the three and six months ended June 30, 2010 as compared to the same periods of 2009 were primarily attributed to lower net realized gains on sales of marketable securities, as well as decreased interest income due to lower investment balances in the current year periods as a result of the liquidation of investments to fund our recent acquisitions and higher purchase premium amortizations arising from increased market demand for tax-advantaged municipal bonds. Interest expense attributable to borrowings under our credit facility with Bank of America during the three months ended June 30, 2010 decreased due to lower average monthly fees based on the London Interbank Offered Rate, or LIBOR, while interest expense for the six months ended June 30, 2010 increased due to higher average borrowings over a full six-month period as compared to the prior year period. The net decreases in other expense during the three and six months ended June 30, 2010 as compared to the same periods of 2009 were primarily attributable to exchange rate impacts.
     We recorded non-cash gains of $4.3 million and $6.1 million during the three and six months ended June 30, 2010, respectively, as a result of a reduction in the fair value of the contingent consideration liability related to our acquisition of Prodesse. These reductions were primarily associated with lower anticipated payouts for the related milestones. On July 26, 2010, the Company received FDA clearance of its ProFAST™+ assay, thereby satisfying one of the acquisition-related milestones and triggering a $10 million payment to former Prodesse securityholders, the fair value of which was accrued as of June 30, 2010. The Company believes future milestone payments, if any, will occur between the fourth quarter of 2010 and the second quarter of 2012.

(Dollars in millions)	Three Months Ended June 30,				Six Months Ended June 30,
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Income tax expense	$13.0	$11.9	$1.1	9%	$25.1	$23.7	$1.4	6%

As a percent of income before tax	32%	37%			33%	34%
     The decreases in our effective tax rate for the three and six months ended June 30, 2010 compared to the same periods in the prior year were largely due to the adjustments to contingent consideration in the current year periods that are generally not taxable, a statutory increase in U.S. domestic manufacturing tax benefits, non-deductible transaction fees in the prior year periods related to the Tepnel acquisition, and a one-time adjustment in the prior year as a result of a California tax law change, offset by the expiration of the federal research credit which has not been reinstated in the current year, and lower tax-advantaged interest income.
     We estimate that our annual effective tax rate for 2010 will be approximately 34% to 35%. This estimate excludes the potential impacts of changes in the valuation of the Prodesse contingent consideration, the reinstatement of the federal research tax credit, and potential California state legislative actions, in particular California Proposition 24, which could repeal certain corporate state tax benefits.

Liquidity and Capital Resources

	June 30,	December
	2010	31, 2009
	(In thousands)
Cash, cash equivalents and current marketable securities	$463,640	$485,606
Working capital	309,247	330,749
Current ratio	2:1	2:1
     Our working capital at June 30, 2010 decreased $21.5 million from December 31, 2009 primarily due to the use of cash and investments to make our $50.0 million investment in Pacific Biosciences and to repurchase shares under our current stock repurchase program, partially offset by cash generated from operations.
     The primary objectives of our investment policy are liquidity and safety of principal. Consistent with these objectives, investments are made with the goal of achieving the highest rate of return. The policy places emphasis on securities of high credit quality, with restrictions placed on maturities and concentration by security type and issue.
     Our marketable securities include tax advantaged municipal securities and Federal Deposit Insurance Corporation, or FDIC, insured corporate bonds with a minimum Moody’s credit rating of A3 or a Standard & Poor’s credit rating of A-. As of June 30, 2010, we did not hold auction rate securities and have never held any such securities. Our investment policy limits the effective maturity on individual securities to six years and an average portfolio maturity to three years. At June 30, 2010, our portfolios had an average maturity of two years and an average credit quality of AA1 as defined by Moody’s.

	Six Months Ended June 30,
	2010	2009	$ Change
	(In thousands)
Cash provided by (used in):
Operating activities	$81,824	$73,608	$8,216
Investing activities	43,707	(40,707)	84,414
Financing activities	31,361	137,314	(105,953)
Purchases of property, plant and equipment (included in investing activities above)	(14,567)	(14,666)	(99)
     Our primary source of liquidity has been cash from operations, which includes the collection of accounts and other receivables related to product sales, collaborative research agreements, and royalty and license fees. Additionally, our liquidity was enhanced in 2009 by our credit facility with Bank of America, described in Note 8 — Short-term borrowings, of the Notes to the Consolidated Financial Statements included elsewhere in this report. Our primary short-term cash needs, which are subject to change, include continued R&D spending to support new products, costs related to commercialization of products and purchases of instrument systems, primarily TIGRIS, for placement with our customers. In addition, we may use cash for strategic purchases which may include the acquisition of businesses and/or technologies complementary to our business. Certain R&D costs may be funded under collaboration agreements with our collaboration partners.
     Operating activities provided net cash of $81.8 million during the first six months of 2010, primarily from net income of $52.3 million and net non-cash charges of $29.5 million, partially offset by a decrease in cash from operating assets and liabilities of $2.0 million. Non-cash charges primarily consisted of income tax payable of $6.4 million, depreciation of $13.9 million, stock based compensation expense of $12.3 million and amortization of intangibles of $8.7 million.
     Investing activities provided net cash of $43.7 million during the first six months of 2010. We received $113.6 million in net proceeds from the sale and maturities of marketable securities in the first six months of 2010. This was offset by a $50.0 million investment in Pacific Biosciences and purchases of property, plant and equipment of $14.6 million.

     Net cash used in financing activities during the first six months of 2010 was $31.4 million, primarily driven by $52.3 million used to repurchase and retire approximately 1,144,000 shares of our common stock under our current stock repurchase program, partially offset by $20.1 million in proceeds from the issuance of our common stock under stock option and employee stock purchase programs.
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
Contractual obligations and commercial commitments
     Our contractual obligations due as of June 30, 2010 were as follows (in thousands):

		Less than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Material purchase commitments(1)	$35,337	$25,186	$4,516	$4,206	$1,429
Operating leases(2)	6,854	1,851	3,058	1,945	—
Collaborative commitments(3)	4,053	200	1,877	1,238	738
Minimum royalty commitments(4)	16,277	1,032	3,170	3,840	8,235
Deferred employee compensation(5)	3,363	651	1,463	797	452
Capital leases(6)	523	246	239	37	—
Contingent consideration(7)	11,911	10,855	1,056	—	—
Fixed-rate debt (8)	796	—	—	—	796
Credit facility, including accrued interest(9)	241,538	241,538	—	—	—

Total(10)	$320,651	$281,560	$15,379	$12,063	$11,649

(1)
Amounts represent our minimum purchase commitments from key vendors for the TIGRIS, PANTHER, Luminex and Cepheid instruments, as well as raw materials used in manufacturing. Of the $35.3 million total, $12.3 million is expected to be used to purchase TIGRIS instruments, of which we anticipate that approximately $9.6 million of instruments will be sold to Novartis. Not included in the $35.3 million is $6.6 million expected to be used to purchase pre-production and production PANTHER instruments, and associated tooling, pursuant to our development agreement with Stratec Biomedical Systems AG, or Stratec, as well as potential minimum purchase commitments under our supply agreement with Stratec. Our obligations under the supply agreement are contingent upon successful completion of all activities under our development agreement with Stratec.

(2)	Reflects obligations for facilities and vehicles under operating leases in place as of June 30, 2010. Future minimum lease payments are included in the table above.

(3)
In addition to the minimum payments due under our collaborative agreements included in the table above, we may be required to pay up to $11.2 million in milestone payments, plus royalties on net sales of any products using specified technology. We may also be required to pay up to $1.9 million in future development costs in the form of milestone payments.

(4)
Amounts represent our minimum royalties due on the net sales of products incorporating licensed technology and subject to a minimum annual royalty payment. During the three and six months ended June 30, 2010, we recorded $2.6 million and $4.8 million, respectively, in royalty costs related to our various license agreements.

(5)
We have liabilities for deferred employee compensation which totaled $5.1 million at June 30, 2010. Under our deferred compensation plan, participants may elect in-service distributions on specified future dates, or a distribution upon retirement. Of the $5.1 million, $1.7 million is payable upon employee retirement and as such was not included in the table above as we cannot reasonably predict when a retirement event may occur. Total liabilities for deferred employee compensation are offset by deferred compensation assets, which totaled $5.3 million at June 30, 2010.

(6)	Reflects obligations on capital leases in place as of June 30, 2010. Interest amounts were not material; therefore, capital lease obligations are shown net of interest expense in the table above.

(7)
Represents the aggregate fair value of the payments we may be obligated to make to former Prodesse securityholders. This amount is reflected in our consolidated balance sheets under the captions “Other accrued expenses” and “Other long-term liabilities.” On July 26, 2010, the Company received FDA clearance of its ProFAST™+ assay, thereby satisfying one of the acquisition-related milestones and triggering a $10 million payment to former Prodesse securityholders, the fair value of which was accrued as of June 30, 2010. The Company believes future milestone payments, if any, will occur between the fourth quarter of 2010 and the second quarter of 2012.

(8)
Reflects the total outstanding principal amount of £0.5 million, or $0.8 million based on the exchange rate of £1 to $1.51 as of the balance sheet date, of a pre-existing fixed rate term loan which we acquired in connection with our acquisition of Tepnel. The loan accrues interest at an effective rate of 6.6%.

(9)
As of June 30, 2010, the total principal amount outstanding under our revolving credit facility with Bank of America was $240.0 million. The term of this credit facility is due to expire in February 2011. Interest payable on this outstanding amount included in the table above has been estimated based on the interest rate payable at June 30, 2010, which was approximately 0.95%. At our option, loans accrue interest at a per annum rate based on, either: the base rate (the base rate is defined as the greatest of (i) the federal funds rate plus a margin equal to 0.50%, (ii) Bank of America’s prime rate and (iii) LIBOR plus a margin equal to 1.00%); or LIBOR plus a margin equal to 0.60%, in each case for interest periods of 1, 2, 3 or 6 months as selected by us. In addition, we are required to pay interest and fees on the undrawn sub-limit for the issuance of letters of credit under the credit facility of up to $10.0 million, which has also been estimated for the remaining term of the credit facility based on the fixed rate of 0.25% at June 30, 2010.

(10)
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

     Liabilities associated with uncertain tax positions, currently estimated at $8.3 million (including interest), are not included in the table above as we cannot reasonably estimate when, if ever, an amount would be paid to a government agency. Ultimate settlement of these liabilities is dependent on factors outside of our control, such as examinations by each agency and expiration of statutes of limitation for assessment of additional taxes.
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
     Our exposure to market risk for changes in interest rates relates primarily to interest earned on our investment portfolio and the amount of interest payable on our senior secured revolving credit facility with Bank of America. As of June 30, 2010, the total principal amount outstanding under the revolving credit facility was $240.0 million. At our option, loans accrue interest at a per annum rate based on, either: the base rate (the base rate is defined as the greatest of (i) the federal funds rate plus a margin equal to 0.50%, (ii) Bank of America’s prime rate and (iii) LIBOR plus a margin equal to 1.00%); or LIBOR plus a margin equal to 0.60%, in each case for interest periods of 1, 2, 3 or 6 months as selected by us. We do not believe that we are exposed to significant interest rate risk with respect to our credit facility based on our option to select the rate at which interest accrues under the credit facility, the short-term nature of the borrowings and our ability to pay off the outstanding balance in a timely manner if the applicable interest rate under the credit facility increases above the current interest rate yields on our investment portfolio. A 100 basis point increase or decrease in interest rates would increase or decrease our interest expense by approximately $2.4 million on an annual basis.
     Our risk associated with fluctuating interest income is limited to our investments in interest rate sensitive financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage this exposure to interest rate changes. We seek to ensure the safety and preservation of our invested principal by limiting default risk, market risk, and reinvestment risk. We mitigate default risk by investing in investment grade securities with an average portfolio maturity of no more than three years. A 100 basis point increase or decrease in interest rates would increase or decrease our current investment balance by approximately $5.0 million on an annual basis. While changes in interest rates may affect the fair value of our investment portfolio, any gains or losses are not recognized in our consolidated statements of income until the investment is sold or if a reduction in fair value is determined to be other-than-temporary.
     Foreign Currency Exchange Risk
     Although the majority of our revenue is realized in U.S. dollars, some portions of our revenue are realized in foreign currencies. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. We translate the financial statements of our non-U.S. operations using the end-of-period exchange rates for assets and liabilities and the average exchange rates for each reporting period for results of operations. Net gains and losses resulting from the translation of foreign financial statements and the effect of exchange rates in intercompany receivables and payables of a long-term investment nature are recorded as a separate component of stockholders’ equity under the caption “Accumulated other comprehensive income (loss).” These adjustments will affect net income upon the sale or liquidation of the underlying investment.
     Under our collaboration agreement with Novartis, a growing portion of blood screening product sales is from western European countries. As a result, our international blood screening product sales are affected by changes in the foreign currency exchange rates of those countries where Novartis’ business is conducted in Euros or other local currencies. Based on international blood screening product sales during the first six months of 2010, a 10% movement of currency exchange rates would result in a blood screening product sales increase or decrease of approximately $4.9 million annually. Similarly, a 10% movement of currency exchange rates would result in a clinical diagnostic product sales increase or decrease of approximately $4.6 million annually. A 10% movement of currency exchange rates would result in a research products and services sales increase or decrease of approximately $1.4 million annually. The majority of our collaborative research revenues and royalty and license revenues are denominated in U.S. dollars and, as such, are not subject to exchange rate exposure. Our exposure for both blood screening and clinical diagnostic product sales is primarily in the U.S. dollar versus the Euro, British pound, Australian dollar and Canadian dollar.

     Our total payables denominated in foreign currencies as of June 30, 2010 were not material. Our receivables by currency as of June 30, 2010 reflected in U.S. dollar equivalents were as follows (in thousands):

U.S. dollar	$44,757
Euro	5,750
British pound	3,290
Canadian dollar	1,605
Danish krone	116
Czech koruna	220
Swiss franc	16

Total gross trade accounts receivable	$55,754

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
     We did not enter into any foreign currency forward contracts during the quarter ended June 30, 2010.
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
     As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2010.
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
     There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of the date of this report, we have not completed our assessment of Prodesse’s internal control over financial reporting. As a result, we have excluded Prodesse from the evaluation of our internal control over financial reporting contained in this report.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     A description of our material pending legal proceedings is disclosed in Note 10 — Contingencies, of the Notes to the Consolidated Financial Statements included elsewhere in this report and is incorporated by reference herein. We are also engaged from time to time in other legal actions arising in the ordinary course of our business and believe that the ultimate outcome of these actions will not have a material adverse effect on our business, financial condition or results of operations. However, due to the uncertainties inherent in litigation, no assurance can be given as to the outcome of these proceedings. If any of these matters were resolved in a manner unfavorable to us, our business, financial condition and results of operations would be harmed.
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
     We rely on Novartis to distribute blood screening products we manufacture. Commercial product sales to Novartis accounted for 39% of our total revenues during the first six months of 2010 and 40% of our total revenues for 2009. In January 2009, we extended the term of our blood screening collaboration with Novartis to June 30, 2025, subject to earlier termination under certain limited circumstances specified in the collaboration agreement. In addition, we supply our transcription-mediated amplification, or TMA, assay for the qualitative detection of HCV and analyte specific reagents, or ASRs, for the quantitative detection of HCV to Siemens Healthcare Diagnostics, Inc., or Siemens, pursuant to a collaboration agreement.
     We rely upon bioMérieux S.A., or bioMérieux, for distribution of certain of our products in most of Europe and Australia, Fujirebio, Inc., or Fujirebio, for distribution of certain of our products in Japan, and various independent distributors for distribution of our products in other regions. Distribution rights revert back to us upon termination of the distribution agreements. Our distribution agreements with Fujirebio and bioMérieux expire in December 2012 and May 2012, respectively, although each agreement may terminate earlier under certain circumstances.
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
If we cannot maintain our current corporate collaborations and enter into new corporate collaborations, our product development could be delayed. In particular, any failure by us to maintain our blood screening collaboration with Novartis would have a material adverse effect on our business.*
     We rely, to a significant extent, on our corporate collaborators for funding development for and marketing certain of our products. In addition, we expect to rely on our corporate collaborators for the commercialization of certain products. If any of our corporate collaborators were to breach or terminate its agreement with us or otherwise fail to conduct its collaborative activities successfully and in a timely manner, the development or commercialization and subsequent marketing of the products contemplated by the collaboration could be delayed or terminated. We cannot control the amount and timing of resources our corporate collaborators devote to our programs or potential products.
     In November 2007, for example, 3M Corporation, or 3M, informed us that it no longer intended to fund our collaboration to develop rapid molecular assays for the food testing industry. We and 3M subsequently terminated this agreement. In June 2008, 3M discontinued our collaboration to develop assays for healthcare-associated infections.
     In June 2010, we entered into a collaboration agreement with Pacific Biosciences regarding the research and development of instruments integrating our sample preparation technologies and Pacific Biosciences’ single-molecule DNA sequencing technologies for use in clinical diagnostics. Subject to customary termination rights, the initial term of the collaboration will end on the earlier of December 15, 2012 and six months after Pacific Biosciences demonstrates the proof of concept of its “V2” single-molecule DNA sequencing system.
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
     In April 2009, we completed our acquisition of Tepnel, which we believe provides us with access to growth opportunities in transplant diagnostics, genetic testing and pharmaceutical services, as well as accelerates our ongoing strategic efforts to strengthen our marketing and sales, distribution and manufacturing capabilities in Europe. In addition, in October 2009 we acquired Prodesse, which we believe supports our strategic focus on commercializing differentiated molecular tests for infectious diseases. Our beliefs regarding the merits of these acquisitions are based upon numerous assumptions that are subject to risks and uncertainties that could deviate materially from our estimates, and could adversely affect our operating results.
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
     In the markets for clinical diagnostic products, a number of competitors, including F. Hoffman-La Roche Ltd. and its affiliate Roche Molecular Systems, Inc., which we refer to collectively as Roche, Abbott Laboratories, through its subsidiary Abbott Molecular Inc., which we refer to collectively as Abbott, BD, Siemens, QIAGEN N.V., bioMérieux, and Hologic, Inc., currently compete with us for product sales, primarily on the basis of technology, quality, reputation, accuracy, ease of use, price, reliability, the timing of new product introductions and product line offerings. Our existing competitors or new market entrants may be in better position than we are to respond quickly to new or emerging technologies, may be able to undertake more extensive marketing campaigns, may adopt more aggressive pricing policies and may be more successful in attracting potential customers, employees and strategic partners. Many of our competitors have, and in the future these and other competitors may have, significantly greater financial, marketing, sales, manufacturing, distribution and technological resources than we do. Moreover, these companies may have substantially greater expertise in conducting clinical trials and research and development, greater ability to obtain necessary intellectual property licenses and greater brand recognition than we do, any of which may adversely affect our customer retention and market share.
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
     We have no firm long-term commitments from KMC Systems, MGM Instruments or any of our other manufacturers to supply products to us for any specific period, or in any specific quantity, except as may be provided in a particular purchase order. If KMC Systems, MGM Instruments or any of our other third-party manufacturers experiences delays, disruptions, capacity constraints or quality control problems in its manufacturing operations or becomes insolvent or otherwise fails to supply us with products in sufficient quantities, then instrument shipments to our customers could be delayed, which would decrease our revenues and harm our competitive position and reputation. Further, because we place orders with our manufacturers based on forecasts of expected demand for our instruments, if we inaccurately forecast demand we may be unable to obtain adequate manufacturing capacity or adequate quantities of components to meet our customers’ delivery requirements, or we may accumulate excess inventories.
     We may in the future need to find new contract manufacturers to replace existing suppliers, increase our volumes or reduce our costs. We may not be able to find contract manufacturers that meet our needs, and even if we do, qualifying a new contract manufacturer and commencing volume production is expensive and time consuming. For example, we believe qualifying a new manufacturer of our TIGRIS instrument would take approximately 12 months and require regulatory approvals. If we are required or elect to change contract manufacturers, we may lose revenues and our customer relationships may suffer.
We and our customers are subject to various governmental regulations, and we may incur significant expenses to comply with, and experience delays in commercializing, or be unable to commercialize, our products as a result of, these regulations.*
     The clinical diagnostic and blood screening products we design, develop, manufacture and market are subject to rigorous regulation by the FDA and numerous other federal, state and foreign governmental authorities. We generally are prohibited from marketing our clinical diagnostic products in the United States unless we obtain either 510(k) clearance or premarket approval from the FDA. Delays in receipt of, or failure to obtain, clearances or approvals for future products could delay or preclude realization of product revenues from new products or result in substantial additional costs which could decrease our profitability.
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
     The process of seeking and obtaining regulatory approvals, particularly from the FDA and some foreign governmental authorities, to market our products can be costly and time consuming, and approvals might not be granted for future products on a timely basis, if at all. In March 2008, we started U.S. clinical trials for our investigational APTIMA HPV assay. If we experience unexpected complications in conducting the trial, we may incur additional costs or experience delays or difficulties in receiving FDA approval. For example, we originally expected that enrollment and testing of approximately 7,000 women would be required to complete this trial. However, we actually enrolled approximately 13,000 women in the trial based on the actual prevalence of cervical disease observed. Although we completed enrollment in the trial late in 2009, we cannot provide any assurances that the FDA will ultimately approve the use of our APTIMA HPV assay upon completion of the trial. Failure to obtain or delay in obtaining FDA approval of our APTIMA HPV assay could have a material adverse effect on our financial performance. In the third quarter of 2009, we began studies to validate our APTIMA Trichomonas vaginalis assay on the TIGRIS instrument system to permit registration and sale of the assay in the EU, as well as commenced a U.S. clinical trial for the Trichomonas assay on the TIGRIS instrument system. In June 2010, we received an EU CE mark for our APTIMA Trichomonas vaginalis assay on the TIGRIS instrument system. In the third quarter of 2009, we commenced a 500-patient U.S. clinical trial for our CE-marked PROGENSA PCA3 assay, which concluded enrollment in April 2010. There can be no assurance that these assays will be approved for sale in the United States.
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
     Historically, a limited number of customers has accounted for a significant portion of our total revenues, and we do not have any long-term commitments with these customers, other than our collaboration agreement with Novartis. Total revenues from our blood screening collaboration with Novartis, which include product sales, collaborative research revenues and royalties, accounted for 42% of our revenues during the first six months of 2010 and 42% of our total revenues for 2009. Our blood screening collaboration with Novartis is largely dependent on two large customers in the United States, The American Red Cross and America’s Blood Centers, although we do not receive any revenues directly from those entities. Novartis was our only customer that accounted for greater than 10% of total revenues during the first six months of 2010. However, various state and city public health agencies accounted for an aggregate of 7% of our revenues during the first six months of 2010 and 8% of our total revenues for 2009. Although state and city public health agencies are legally independent of each other, we believe they tend to act similarly with respect to their product purchasing decisions. We anticipate that our operating results will continue to depend to a significant extent upon revenues from a small number of customers. The loss of any of our key customers, or a significant reduction in sales volume or pricing to those customers, could significantly reduce our revenues.
Intellectual property rights on which we rely to protect the technologies underlying our products may be inadequate to prevent third parties from using our technologies or developing competing products.
     Our success will depend in part on our ability to obtain patent protection for, or maintain the secrecy of, our proprietary products, processes and other technologies for the development of blood screening and clinical diagnostic products and instruments. Although we had more than 520 U.S. and foreign patents covering our products and technologies as of June 30, 2010, these patents, or any patents that we may own or license in the future, may not afford meaningful protection for our technology and products. The pursuit and assertion of a patent right, particularly in areas like nucleic acid diagnostics and biotechnology, involve complex determinations and, therefore, are characterized by substantial uncertainty. In addition, the laws governing patentability and the scope of patent coverage continue to evolve, particularly in biotechnology. As a result, patents might not issue from certain of our patent applications or from applications licensed to us. Our existing patents will expire by December 15, 2028 and the patents we may obtain in the future also will expire over time.
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

     In October 2009, we filed a patent infringement action against BD in the U.S. District Court for the Southern District of California. The complaint alleges that BD’s ViperTM XTRTM testing system infringes five of our U.S. patents covering automated processes for preparing, amplifying and detecting nucleic acid targets. The complaint also alleges that BD’s ProbeTecTM Female Endocervical and Male Urethral Specimen Collection Kits for Amplified Chlamydia trachomatis/Neisseria gonorrhoeae (CT/GC) DNA assays used with the Viper XTR testing system infringe two of our U.S. patents covering penetrable caps for specimen collection tubes. Finally, the complaint alleges that BD has infringed our U.S. patent on methods and kits for destroying the ability of a nucleic acid to be amplified. The complaint seeks monetary damages and injunctive relief. In March 2010, we filed a second complaint for patent infringement against BD in the U.S. District Court for the Southern District of California. The complaint alleges that BD’s BD MAX SystemTM (formerly known as the HandyLab Jaguar system) infringes four of our U.S. patents covering automated processes for preparing, amplifying and detecting nucleic acid targets. The complaint seeks monetary damages and injunctive relief. In June 2010, these two actions were consolidated into a single legal proceeding. There can be no assurances as to the final outcome of this litigation.
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
     In February 2009, we entered into a credit agreement with Bank of America which provided for a one-year senior secured revolving credit facility in an amount of up to $180.0 million that is subject to a borrowing base formula. In March 2009, we and Bank of America amended the credit facility to increase the amount which we may borrow from time to time under the credit agreement from $180.0 million to $250.0 million. In April 2009, we borrowed an additional $70.0 million under the revolving credit facility, bringing the total principal amount outstanding under the credit facility to $240.0 million as of June 30, 2010. In February 2010, our credit agreement with Bank of America was amended to extend the maturity date to February 2011.

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
We are exposed to risks associated with acquisitions and other long-lived and intangible assets that may become impaired and result in an impairment charge.*
     As of June 30, 2010, we had approximately $508.2 million of long-lived assets, including $12.7 million of capitalized software, net of accumulated amortization, relating to our TIGRIS and PANTHER instruments, goodwill of $121.9 million, a $5.4 million investment in Qualigen, Inc., a $5.0 million investment in DiagnoCure, Inc., a $0.7 million investment in Roka Bioscience, Inc., a $50.0 million investment in Pacific Biosciences, and $154.7 million of capitalized licenses and manufacturing access fees, patents, acquired intangible assets and other long-term assets. Additionally, we had $71.0 million of land and buildings, $22.1 million of building improvements, $63.7 million of equipment and furniture and fixtures and $1.0 million in construction in progress. The substantial majority of our long-lived assets are located in the United States. The carrying amounts of long-lived and intangible assets are affected whenever events or changes in circumstances indicate that the carrying amount of any asset may not be recoverable.
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
     In recent years, we have incurred significant costs in connection with the development of blood screening and clinical diagnostic products, as well as our TIGRIS and PANTHER instrument systems. We expect our expense levels to remain high in connection with our research and development as we seek to expand our product offerings and continue to develop products and technologies in collaboration with our partners. As a result, we will need to continue to generate significant revenues to maintain current levels of profitability. Although we expect that our research and development expenses as a percentage of revenue will decrease in future periods, we may not be able to generate sufficient revenues to maintain current levels of profitability in the future. A potential reduction of profitability in the future could cause the market price of our common stock to decline.
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
     Sales of our products outside the United States accounted for 28% of our revenues during the first six months of 2010 and 26% of our total revenues for 2009. Sales by Novartis of collaboration blood screening products outside of the United States accounted for 59% of our international revenues during the first six months of 2010 and 60% of our total international revenues for 2009.
     We encounter risks inherent in international operations. We expect a significant portion of our sales growth to come from expansion in international markets. If the value of the U.S. dollar increases relative to foreign currencies, our products could become less competitive in international markets. In addition, our international sales have increased as a result of our acquisition of Tepnel and other international expansion efforts. Our international sales also may be limited or disrupted by:
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
     In addition, we may also suffer disruptions in our ability to ship products to customers or otherwise operate our business as a result of other natural disasters, such as the recent eruption of the Icelandic volcano which necessitated the closing of a significant portion of the airspace over Europe for several days and caused the cancellation of thousands of airline flights during April 2010. Further eruptions by this Icelandic volcano or the occurrence of other natural disasters having a similar effect could harm our business and results of operations.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table summarizes our common stock repurchase activity during the second quarter of 2010:

			Total Number	Approximate
			of Shares	Dollar Value
			Purchased as	of Shares that
			Part of	May Yet Be
			Publicly	Purchased
	Total Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plans or
	Purchased	Per Share	Programs	Programs
April 1-30, 2010	176,581	$48.32	176,500	$80,510,607
May 1-31, 2010	555,800	44.40	555,800	55,830,965
June 1-30, 2010	178,200	45.62	178,200	47,700,734

Total (1) (2)	910,581		910,500

(1)
In February 2010, our Board of Directors authorized the repurchase of up to $100.0 million of our common stock until December 31, 2010, through negotiated or open market transactions. There is no minimum or maximum number of shares to be repurchased under the program. During the three months ended June 30, 2010, we repurchased and retired approximately 910,500 shares under this program at an average price of $45.40 per share, or approximately $41.3 million in total. As of June 30, 2010, we have repurchased approximately 1,144,000 shares under this program since its inception at an average price of $45.73, or approximately $52.3 million in total.

(2)
The difference between the total number of shares purchased and the total number of shares purchased as part of publicly announced plans or programs is due to the shares of common stock withheld by us for the payment of taxes upon vesting of certain employees’ restricted stock. During the second quarter of 2010, we repurchased and retired 81 shares of our common stock, at an average price of $47.95, withheld by us to satisfy employee tax obligations upon vesting of restricted stock granted under our 2003 Incentive Award Plan. We may make similar repurchases in the future to satisfy employee tax obligations upon vesting of restricted stock. As of June 30, 2010, we had an aggregate of 247,511 shares of restricted stock and 60,000 shares of deferred issuance restricted stock awards outstanding.

Item 6. Exhibits

Exhibit
Number	Description
2.1(1)	Agreement and Plan of Merger, dated as of October 6, 2009, by and among Gen-Probe Incorporated, Prodigy Acquisition Corp., Prodesse, Inc. and Thomas M. Shannon and R. Jeffrey Harris, as the Securityholders’ Representative Committee.*

3.1(2)	Form of Amended and Restated Certificate of Incorporation of Gen-Probe Incorporated.

3.2(3)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Gen-Probe Incorporated.

3.3(4)	Amended and Restated Bylaws of Gen-Probe Incorporated.

3.4(5)	Certificate of Elimination of Series A Junior Participating Preferred Stock of Gen-Probe Incorporated.

4.1(2)	Specimen common stock certificate.

10.1†	Collaboration Agreement, dated as of June 15, 2010, by and between Gen-Probe Incorporated and Pacific Biosciences of California, Inc.**

10.2†	Series F Preferred Stock Purchase Agreement, dated as of June 16, 2010, by and among Gen-Probe Incorporated, Pacific Biosciences of California, Inc. and the other purchasers party thereto.**

31.1†	Certification dated August 4, 2010, of Principal Executive Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification dated August 4, 2010, of Principal Financial Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(6)	Certification dated August 4, 2010, of Principal Executive Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(6)	Certification dated August 4, 2010, of Principal Financial Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101(6)	Interactive Data Files pursuant to Rule 405 of Regulation S-T.

†	Filed herewith.

*	Gen-Probe has received confidential treatment with respect to certain portions of this exhibit.

**	Gen-Probe has requested confidential treatment with respect to certain portions of this exhibit.

(1)	Incorporated by reference to Gen-Probe’s Annual Report on Form 10-K filed with the SEC on February 25, 2010.

(2)	Incorporated by reference to Gen-Probe’s Amendment No. 2 to Registration Statement on Form 10 (File No. 000-49834) filed with the SEC on August 14, 2002.

(3)	Incorporated by reference to Gen-Probe’s Quarterly Report on Form 10-Q (File No. 001-31279) for the quarterly period ended June 30, 2004 filed with the SEC on August 9, 2004.

(4)	Incorporated by reference to Gen-Probe’s Current Report on Form 8-K filed with the SEC on February 18, 2009.

(5)	Incorporated by reference to Gen-Probe’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on February 23, 2007.

(6)	Furnished herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEN-PROBE INCORPORATED
DATE: August 4, 2010	By:	/s/ Carl W. Hull
Carl W. Hull
President, Chief Executive Officer and Director (Principal Executive Officer)

DATE: August 4, 2010	By:	/s/ Herm Rosenman
Herm Rosenman
Senior Vice President — Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)