Form 10-Q
period 2010-09-30
GEN PROBE INC
filed 2010-11-03
CIK 820237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of October 29, 2010, there were 48,207,723 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

GEN-PROBE INCORPORATED

FORM 10-Q

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements
Consolidated Balance Sheets	3
Consolidated Statements of Income	4
Consolidated Statements of Cash Flows	5
Notes to Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3. Quantitative and Qualitative Disclosures about Market Risk	40
Item 4. Controls and Procedures	41

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	42
Item 1A. Risk Factors	42
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	59
Item 6. Exhibits	60
SIGNATURES	62
EX-10.1
EX-10.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

GEN-PROBE INCORPORATED
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents, including restricted cash of $20 and $17 at September 30, 2010 and December 31, 2009, respectively	$149,060	$82,616
Marketable securities	273,503	402,990
Trade accounts receivable, net of allowance for doubtful accounts of $316 and $516 at September 30, 2010 and December 31, 2009, respectively	57,306	55,305
Accounts receivable — other	4,624	4,707
Inventories	60,826	61,071
Deferred income tax	15,615	13,959
Prepaid income tax	—	7,317
Prepaid expenses	11,667	14,526
Other current assets	4,036	4,708

Total current assets	576,637	647,199
Marketable securities, net of current portion	44,889	15,472
Property, plant and equipment, net	157,645	157,437
Capitalized software, net	12,690	12,560
Goodwill	122,500	122,680
Purchased intangibles, net	101,257	108,015
License, manufacturing access fees and other assets, net	112,686	64,822

Total assets	$1,128,304	$1,128,185

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,667	$20,455
Accrued salaries and employee benefits	20,845	24,775
Other accrued expenses	14,224	24,755
Income tax payable	2,167	—
Short-term borrowings	240,228	240,127
Deferred revenue	1,690	3,527

Total current liabilities	292,821	313,639
Non-current income tax payable	6,198	5,958
Deferred income tax	21,042	23,220
Deferred revenue, net of current portion	2,219	1,978
Other long-term liabilities	6,457	16,215
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 20,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value per share; 200,000,000 shares authorized, 48,086,123 and 49,143,798 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	5	5
Additional paid-in capital	197,123	242,615
Accumulated other comprehensive income	2,801	4,616
Retained earnings	599,638	519,939

Total stockholders’ equity	799,567	767,175

Total liabilities and stockholders’ equity	$1,128,304	$1,128,185

See accompanying notes to consolidated financial statements.

GEN-PROBE INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues:
Product sales	$128,313	$118,951	$391,616	$348,289
Collaborative research revenue	3,405	2,000	10,810	5,862
Royalty and license revenue	847	1,753	4,207	5,281

Total revenues	132,565	122,704	406,633	359,432
Operating expenses:
Cost of product sales (excluding acquisition-related intangible amortization)	42,146	36,345	129,118	107,939
Acquisition-related intangible amortization	2,201	1,136	6,616	2,250
Research and development	27,433	27,475	84,218	78,542
Marketing and sales	13,872	13,477	44,476	38,547
General and administrative	11,510	15,234	41,208	46,903

Total operating expenses	97,162	93,667	305,636	274,181

Income from operations	35,403	29,037	100,997	85,251
Other income (expense):
Investment and interest income	3,197	4,676	10,364	19,680
Interest expense	(586)	(588)	(1,681)	(1,465)
Gain on contingent consideration	1,513	—	7,595	—
Other income (expense), net	267	210	(82)	(827)

Total other income, net	4,391	4,298	16,196	17,388

Income before income tax	39,794	33,335	117,193	102,639
Income tax expense	12,398	11,139	37,494	34,881

Net income	$27,396	$22,196	$79,699	$67,758

Net income per share:
Basic	$0.57	$0.45	$1.63	$1.33

Diluted	$0.56	$0.44	$1.61	$1.31

Weighted average shares outstanding:
Basic	48,254	49,343	48,796	50,848

Diluted	48,679	49,865	49,257	51,482

See accompanying notes to consolidated financial statements.

GEN-PROBE INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2010	2009
Operating activities
Net income	$79,699	$67,758
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,111	29,468
Amortization of premiums on investments, net of accretion of discounts	6,819	4,050
Stock-based compensation	18,538	17,743
Excess tax benefit from employee stock-based compensation	(891)	(1,186)
Deferred revenue	(1,528)	(249)
Deferred income tax	(3,708)	(1,318)
Gain on contingent consideration	(7,595)	—
Loss on disposal of property and equipment	603	82
Changes in assets and liabilities:
Trade and other accounts receivable	(2,127)	(4,379)
Inventories	204	2,325
Prepaid expenses	2,861	(1,675)
Other current assets	877	2,156
Goodwill	—	856
Other long-term assets	(353)	(3,608)
Accounts payable	(6,177)	(2,985)
Accrued salaries and employee benefits	(3,884)	1
Other accrued expenses	(2,230)	1,672
Income tax payable	10,863	(4,718)
Other long-term liabilities	(268)	733

Net cash provided by operating activities	125,814	106,726

Investing activities
Proceeds from sales and maturities of marketable securities	404,350	410,700
Purchases of marketable securities	(311,450)	(338,976)
Proceeds from sale of property, plant and equipment	23	—
Purchases of property, plant and equipment	(22,090)	(22,284)
Purchases of capitalized software	(2,081)	(576)
Purchases of intangible assets, including licenses and manufacturing access fees	(1,639)	(918)
Net cash paid for business combinations	—	(123,713)
Cash paid for investment in Pacific Biosciences	(50,000)	—
Cash paid for investment in DiagnoCure and related license fees	(500)	(5,500)
Other	(1,007)	(175)

Net cash provided by (used in) investing activities	15,606	(81,442)

Financing activities
Repurchase and retirement of common stock	(88,079)	(174,847)
Proceeds from issuance of common stock and employee stock purchase plan	24,699	5,961
Payment of contingent consideration	(10,000)	—
Repurchase and retirement of restricted stock for payment of taxes	(1,252)	(923)
Excess tax benefit from employee stock-based compensation	891	1,186
Borrowings, net	—	238,450

Net cash (used in) provided by financing activities	(73,741)	69,827

Effect of exchange rate changes on cash and cash equivalents	(1,235)	1,506

Net increase in cash and cash equivalents	66,444	96,617
Cash and cash equivalents at the beginning of period	82,616	60,122

Cash and cash equivalents at the end of period	$149,060	$156,739

See accompanying notes to consolidated financial statements.

Notes to the Consolidated Financial Statements (unaudited)
Note 1 — Summary of Significant Accounting Policies
Basis of Presentation
     The accompanying interim consolidated financial statements of Gen-Probe Incorporated (“Gen-Probe” or the “Company”) at September 30, 2010, and for the three and nine month periods ended September 30, 2010 and 2009, are unaudited and have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In management’s opinion, the unaudited consolidated financial statements include all adjustments, consisting only of normal recurring accruals, necessary to state fairly the financial information therein, in accordance with U.S. GAAP. Interim results are not necessarily indicative of the results that may be reported for any other interim period or for the year ending December 31, 2010.
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
     In April 2009, the Company completed its acquisition of Tepnel Life Sciences plc (“Tepnel”), a United Kingdom (“UK”) based international life sciences products and services company, now known as Gen-Probe Life Sciences Ltd. Tepnel’s transplant diagnostics and genetic testing businesses have been included in the Company’s clinical diagnostic operations beginning in April 2009. While Tepnel’s research products and services business represents a new area of business for the Company, the activities of this business were immaterial to the Company’s overall operations during the first nine months of 2010 and 2009.
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
     The Company does not consider its investments in marketable securities with a current unrealized loss position to be other-than-temporarily impaired at September 30, 2010 because the Company does not intend to sell the investments and it is more likely than not that the Company will not be required to sell the investments before recovery of their amortized cost. However, investments in an unrealized loss position deemed to be temporary at September 30, 2010 that have a contractual maturity of greater than 12 months have been classified as non-current marketable securities under the caption “Marketable securities, net of current portion,” reflecting the Company’s current intent and ability to hold such investments to maturity. The Company has determined that its investments in marketable securities should be classified as available-for-sale.
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
     Royalty and license revenue is recognized related to the sale or use of the Company’s products or technologies under license agreements with third parties. For those arrangements where royalties are reasonably estimable, the Company recognizes revenue based on estimates of royalties earned during the applicable period and adjusts for differences between the estimated and actual royalties in the following period. Historically, these adjustments have not been material. For those arrangements where royalties are not reasonably estimable, the Company recognizes revenue upon receipt of royalty statements from the applicable licensee.

Stock-based Compensation
     Stock-based compensation expense for awards granted to employees and directors under the Company’s equity incentive plans is measured based on estimated grant date fair values. These awards include stock options, restricted stock, deferred issuance restricted stock, performance stock awards and shares purchasable under the Company’s employee stock purchase plan (“ESPP”). The value of awards, adjusted for estimated forfeitures, is recognized as expense over the requisite service period.
     Stock-based compensation expense for restricted stock, deferred issuance restricted stock and performance stock awards is measured based on the closing fair market value of the Company’s common stock on the date of grant. The Company uses the following weighted average assumptions within the Black-Scholes model to estimate the fair value of stock options and shares purchasable under the ESPP for the three and nine month periods ended September 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Stock Option Plans
Risk-free interest rate	1.5%	2.2%	2.1%	2.0%
Volatility	32%	35%	32%	35%
Dividend yield	—	—	—	—
Expected term (years)	4.4	4.4	4.4	4.3
Resulting average fair value	$12.97	$12.29	$12.79	$12.64
ESPP
Risk-free interest rate	0.2%	2.3%	0.2%	1.8%
Volatility	21%	34%	24%	40%
Dividend yield	—	—	—	—
Expected term (years)	0.5	0.5	0.5	0.5
Resulting average fair value	$9.62	$10.65	$9.63	$11.42
     The following table summarizes the stock-based compensation expense that the Company recorded in its consolidated statements of income for the three and nine month periods ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Cost of product sales	$946	$753	$2,817	$2,356
Research and development	1,783	1,954	5,313	5,422
Marketing and sales	682	943	2,319	2,481
General and administrative	2,788	2,688	8,089	7,484

Total	$6,199	$6,338	$18,538	$17,743

     The Company’s unrecognized stock-based compensation expense as of September 30, 2010, before income taxes and adjusted for estimated forfeitures, related to outstanding unvested share-based payment awards is presented in the table as follows (in thousands, except number of years):

	Weighted Average	Unrecognized
	Remaining	Expense as of
	Expense Life	September 30,
Awards	(Years)	2010
Options	2.5	$27,017
Employee stock purchase plan	0.2	82
Performance stock awards	2.4	875
Restricted stock	1.8	4,891
Deferred issuance restricted stock	2.0	1,405

Total		$34,270

Net Income Per Share
     Basic earnings per share is computed using the two-class method. Under the two-class method, net income is allocated to common stock and participating securities. The Company’s restricted stock, deferred issuance restricted stock and performance stock awards meet the definition of participating securities. Basic net income per share is computed by dividing net income adjusted for earnings allocated to unvested stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income adjusted for earnings allocated to unvested stockholders for the period by the weighted average number of common and common equivalent shares outstanding during the period. The Company excludes stock options from the calculation of diluted net income per share when the combined exercise price, average unamortized fair values and assumed tax benefits upon exercise are greater than the average market price for the Company’s common stock because their effect is anti-dilutive. Potentially dilutive securities totaling approximately 4,065,000 and 4,291,000 shares for the three month periods ended September 30, 2010 and 2009, respectively, and 4,390,000 and 3,680,000 shares for the nine month periods ended September 30, 2010 and 2009, respectively, were excluded from the calculations of diluted earnings per share (“EPS”) below because of their anti-dilutive effect.
     The following table sets forth the computation of basic and diluted EPS for the three and nine month periods ended September 30, 2010 and 2009 (in thousands, except per share amounts):

	Three Months Ended September 30,
	2010			2009
		Weighted			Weighted
		Average			Average
		Shares	Per Share		Shares	Per Share
	Income	Outstanding	Amount	Income	Outstanding	Amount
Net income	$27,396			$22,196

Less: Earnings allocated to unvested stockholders	(99)			(82)

Basic EPS
Distributable income available to common stockholders	27,297	48,254	$0.57	22,114	49,343	$0.45

Effect of dilutive securities:
Add back: Undistributed earnings allocated to unvested stockholders	99			82
Dilutive stock options		425			522
Less: Undistributed earnings reallocated to unvested stockholders	(99)			(82)

Diluted EPS — Common stock	$27,297	48,679	$0.56	$22,114	49,865	$0.44

	Nine Months Ended September 30,
	2010			2009
		Weighted			Weighted
		Average			Average
		Shares	Per Share		Shares	Per Share
	Income	Outstanding	Amount	Income	Outstanding	Amount
Net income	$79,699			$67,758

Less: Earnings allocated to unvested stockholders	(327)			(265)

Basic EPS
Distributable income available to common stockholders	79,372	48,796	$1.63	67,493	50,848	$1.33

Effect of dilutive securities:
Add back: Undistributed earnings allocated to unvested stockholders	327			265
Dilutive stock options		461			634
Less: Undistributed earnings reallocated to unvested stockholders	(324)			(262)

Diluted EPS — Common stock	$79,375	49,257	$1.61	$67,496	51,482	$1.31

Pending Adoption of Recent Accounting Pronouncements
     Accounting Standards Update 2010-06
     In January 2010, the Financial Accounting Standards Board (“FASB”) amended Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures, to require reporting entities to make new disclosures about recurring and nonrecurring fair value measurements, including significant transfers into and out of Level 1 and Level 2 fair value measurements and information about purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. Except for the detailed Level 3 roll forward disclosures, the guidance was effective January 1, 2010. The new disclosures about purchases, sales, issuances, and settlements in the roll forward activity for Level 3 fair value measurements are effective for the Company as of January 1, 2011. Early adoption is permitted. The adoption of this standard will not impact the Company’s financial position or results of operations.
     Accounting Standards Update 2010-17
     In March 2010, the FASB ratified the final consensus that offers an alternative method of revenue recognition for milestone payments. The guidance states that an entity can make an accounting policy election to recognize a payment that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. The guidance will be effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2010 with early adoption permitted, provided that the revised guidance is applied retrospectively to the beginning of the year of adoption. The guidance may be applied retrospectively or prospectively for milestones achieved after the adoption date. The Company is currently evaluating prospective adoption and determining the effects, if any, the adoption of this guidance will have on its consolidated financial statements.
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
     The final allocation of the purchase price for the acquisition of Tepnel is as follows (in thousands):

Total purchase price	$137,093
Exchange rate differences	(568	) (1)

Allocated purchase price	$136,525

Net working capital	$14,811
Fixed assets	11,352
Goodwill	70,395
Deferred tax liabilities	(14,148)
Other intangible assets	57,497
Liabilities assumed	(3,382)

Allocated purchase price	$136,525

(1)	Difference caused by exchange rate fluctuations between the date of acquisition and the date funds were wired.
     The fair values of the acquired identifiable intangible assets with definite lives are as follows (in thousands):

Patents	$294
Software	441
Customer relationships	45,439
Trademarks / trade names	11,323

Total	$57,497

     The amortization periods for the acquired intangible assets with definite lives are as follows: 10 years for patents, 5 years for software, 12 years for customer relationships, and 20 years for trademarks and trade names. The Company plans to amortize the acquired intangible assets set forth in the table above using the straight line method of amortization. The Company believes that the use of the straight line method is appropriate given the high customer retention rate of the acquired businesses and the historical and projected growth of revenues and related cash flows.

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
     The estimated amortization expense for acquired intangible assets over future periods as of September 30, 2010 is as follows (in thousands):

Years Ending December 31,
Remainder of 2010	$1,017
2011	4,067
2012	4,067
2013	4,067
2014	4,067
Thereafter	29,758

Total	$47,043

Acquisition of Prodesse, Inc.
     In October 2009, the Company acquired Prodesse, a privately-held Wisconsin corporation, for approximately $60.0 million, subject to a designated pre-closing operating income adjustment. The Company may also be required to make additional cash payments to former Prodesse securityholders of up to an aggregate of $25.0 million based on the achievement of certain specified performance measures, of which $10.0 million was paid in July 2010. Further information regarding the contingent consideration can be found in Note 5 — Fair Value Measurements. As a result of the acquisition, Prodesse (which is now known as Gen-Probe Prodesse, Inc.) became a wholly owned subsidiary of the Company. The Company financed the acquisition through existing cash on hand.
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
     In addition to acquiring Prodesse’s existing products, the Company also acquired other products that can be classified as next generation products, which are in the process of being developed. Overall, a value of approximately $1.1 million was classified as in-process research and development for the products under development. The Company has incurred a total of approximately $1.6 million in research and development expenses since the acquisition of Prodesse, which includes these development activities related to next generation products. The Company anticipates revenues will be generated from these products starting in late 2010. The Company will commence amortizing the in-process research and development intangible assets upon FDA approval or clearance of these products, as applicable.

     The estimated amortization expense for acquired intangible assets over future periods as of September 30, 2010 is as follows (in thousands):

Years Ending December 31,
Remainder of 2010	$1,188
2011	4,752
2012	4,752
2013	4,752
2014	4,752
Thereafter	34,018

Total	$54,214

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
     Changes in goodwill for the nine months ended September 30, 2010 were as follows (in thousands):

Goodwill balance as of December 31, 2009	$122,680
Changes due to foreign currency translation	(180)

Goodwill balance as of September 30, 2010	$122,500

Note 3 — Consolidation of UK Operations
     Due to the acquisition of Tepnel in April 2009, the Company now has four locations in the UK: Manchester, Cardiff, Livingston, and Abingdon. In order to accommodate the anticipated growth in the business and to optimize expenses, the Company decided to consolidate its UK operations to Manchester and Livingston. This consolidation was communicated internally in May 2010. Consolidation activities related to the employees and facilities were accounted for under ASC Topic 420, Exit or Disposal Costs (“ASC 420”). The Company estimates that expenses related to this consolidation will total approximately $3.9 million and be incurred over a two year period, as the consolidation will occur in phases. These expenses will include one-time termination costs including severance costs related to the elimination of certain redundant positions, relocation costs for certain key employees, and site closure costs.
     During the three months ended September 30, 2010, the Company recorded approximately $0.3 million and $0.2 million of one-time termination costs and one-time site closure costs, respectively. During the nine months ended September 30, 2010, the Company recorded $0.4 million and $0.2 million of one-time termination costs and one-time site closure costs, respectively. These amounts are included in general and administrative expenses in the Company’s consolidated statements of income.

     The following table summarizes the restructuring activities accounted for under ASC 420 for the nine months ended September 30, 2010, as well as the remaining restructuring accrual in the consolidated balance sheets at September 30, 2010 (in thousands):

	One-time	One-time
	Termination	Site Closure
	Costs	Costs	Total
Restructuring reserves at December 31, 2009	$—	$—	$—
Charged to expenses	428	233	661
Amounts paid	(198)	(233)	(431)

Restructuring reserves at September 30, 2010	$230	$—	$230

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
Note 5 — Fair Value Measurements
     As discussed in Note 1, in January 2010 the Company adopted updated accounting guidance which requires additional disclosure about the amounts of and reasons for significant transfers into and out of Level 1 and Level 2 fair value measurements. This standard also clarifies existing disclosure requirements related to the level of disaggregation of fair value measurements for each class of assets and liabilities and disclosures about inputs and valuation techniques used to measure fair value for both recurring and nonrecurring Level 2 and Level 3 measurements. Because this accounting standard only requires enhanced disclosure, the adoption of this standard did not impact the Company’s financial position or results of operations for the three and nine month periods ended September 30, 2010. In addition, effective for interim and annual periods beginning after December 15, 2010, this standard will require additional disclosure and require an entity to present disaggregated information about activity in Level 3 fair value measurements on a gross basis, rather than as one net amount.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
     The Company’s marketable securities include treasury securities, tax advantaged municipal securities, Federal Deposit Insurance Corporation (“FDIC”) insured corporate bonds and money market funds. When available, the Company generally uses quoted market prices to determine fair value, and classifies such items as Level 1. If quoted market prices are not available, prices are determined using prices for recently traded financial instruments with similar underlying terms as well as directly or indirectly observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals. The Company classifies such items as Level 2.
     There were no changes to the Company’s fair value measurement classifications for its assets and liabilities during the quarter ended September 30, 2010.
     The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis (as described above) as of September 30, 2010 and December 31, 2009 (in thousands):

	Fair Value Measurements at September 30, 2010
	Quoted Prices in	Significant
	Active Markets	Other	Significant	Total Carrying
	for Identical	Observable	Unobservable	Value in the
	Assets	Inputs	Inputs	Consolidated
	(Level 1)	(Level 2)	(Level 3)	Balance Sheet
Assets:
Cash equivalents	$—	$83,442	$—	$83,442
Marketable securities
Treasury securities	—	9,163	—	9,163
Municipal securities	—	305,422	—	305,422
Corporate obligations	—	3,807	—	3,807

Total marketable securities	—	318,392	—	318,392
Deferred compensation plan assets	—	5,825	—	5,825

Total assets at fair value	$—	$407,659	$—	$407,659

Liabilities:
Contingent consideration	$—	$—	$399	$399
Deferred compensation plan liabilities	—	5,782	—	5,782

Total liabilities at fair value	$—	$5,782	$399	$6,181

	Fair Value Measurements at December 31, 2009
	Quoted Prices in	Significant
	Active Markets	Other	Significant	Total Carrying
	for Identical	Observable	Unobservable	Value in the
	Assets	Inputs	Inputs	Consolidated
	(Level 1)	(Level 2)	(Level 3)	Balance Sheet
Assets:
Cash equivalents	$—	$13,000	$—	$13,000
Marketable securities
Certificates of deposit	—	1,961	—	1,961
Municipal securities	—	324,252	—	324,252
Corporate obligations	—	92,249	—	92,249

Total marketable securities	—	418,462	—	418,462
Deferred compensation plan assets	—	5,671	—	5,671

Total assets at fair value	$—	$437,133	$—	$437,133

Liabilities:
Contingent consideration	$—	$—	$17,994	$17,994
Deferred compensation plan liabilities	—	5,700	—	5,700

Total liabilities at fair value	$—	$5,700	$17,994	$23,694

     For those financial instruments with significant Level 3 inputs, the following table summarizes the activity for the nine months ended September 30, 2010 (in thousands):

Level 3 contingent consideration as of December 31, 2009	$17,994
Payment of milestone	(10,000)
Gain included in other income (expense)	(7,595)

Level 3 contingent consideration as of September 30, 2010	$399

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
     Based on these calculations, the Company initially recorded $18.0 million as of the date of acquisition as the fair value of this potential contingent consideration liability. In July 2010, the Company received FDA clearance of its ProFAST™+ assay, thereby satisfying one of the acquisition-related milestones and triggering a $10.0 million payment to former Prodesse securityholders. The fair value of the remaining contingent consideration was reduced by $7.6 million for the nine months ended September 30, 2010 due to lower anticipated payouts for the related milestones. Future milestone payments, if any, will occur between the first quarter of 2011 and the second quarter of 2012.
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

     Equity Investment in Public Company
     In April 2009, the Company made a $5.0 million preferred stock investment in DiagnoCure, Inc. (“DiagnoCure”), a publicly-held company traded on the Toronto Stock Exchange. The Company’s equity investment was initially valued based on the transaction price under the cost method of accounting. The market value of the underlying common stock is the most observable value of the preferred stock, but because there is no active market for these preferred shares the Company has classified its equity investment in DiagnoCure as Level 2 in the fair value hierarchy. The Company’s investment in DiagnoCure, which totaled $5.0 million as of September 30, 2010, is included in “Licenses, manufacturing access fees and other assets, net” on the Company’s consolidated balance sheets.
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
     In June 2010, in connection with the execution of a collaboration agreement, the Company made a $50.0 million preferred stock investment in Pacific Biosciences of California, Inc. (“Pacific Biosciences”), a privately-held sequencing company. The Company’s investment is included in “Licenses, manufacturing access fees and other assets, net” on the Company’s consolidated balance sheets. In October 2010, Pacific Biosciences completed an initial public offering of its common stock, which now trades on the NASDAQ Global Select Market under the symbol “PACB”. As a result of the initial public offering, the Company’s preferred stock was converted into common stock. In the future, the Company will measure the fair value of its investment in Pacific Biosciences based on the quoted market price of Pacific Biosciences’ common stock and classify this investment as a Level 1 item.
     In September 2009, the Company spun-off its industrial testing assets to Roka, a newly formed private company. In consideration for the contribution of assets, the Company received shares of preferred stock representing 19.9% of Roka’s capital stock on a fully diluted basis. The Company’s investment in Roka totaled approximately $0.7 million as of September 30, 2010, and is also included in “Licenses, manufacturing access fees and other assets, net” on the Company’s consolidated balance sheets.
     In 2006, the Company invested in Qualigen, Inc. (“Qualigen”), a private company. The Company’s investment in Qualigen, which totaled approximately $5.4 million as of September 30, 2010, is also included in “Licenses, manufacturing access fees and other assets, net” on the Company’s consolidated balance sheets.
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

Note 6 — Balance Sheet Information
     The following tables provide details of selected balance sheet items as of September 30, 2010 and December 31, 2009 (in thousands):
Inventories

	September 30,	December 31,
	2010	2009
Raw materials and supplies	$15,801	$13,260
Work in process	22,273	23,656
Finished goods	22,752	24,155

Inventories, net	$60,826	$61,071

Property, Plant and Equipment, Net

	September 30,	December 31,
	2010	2009
Land	$19,280	$19,268
Building	80,108	80,130
Machinery and equipment	186,589	175,885
Building improvements	45,181	42,718
Furniture and fixtures	19,737	17,705
Construction in-progress	1,299	457

Property, plant and equipment, at cost	352,194	336,163
Less: accumulated depreciation and amortization	(194,549)	(178,726)

Property, plant and equipment, net	$157,645	$157,437

Purchased Intangibles, Net

	September 30,	December 31,
	2010	2009
Purchased intangibles, at cost	$145,349	$145,502
Less: accumulated amortization	(44,092)	(37,487)

Purchased intangibles, net	$101,257	$108,015

License, Manufacturing Access Fees and Other Assets, Net

	September 30,	December 31,
	2010	2009
Patents	$19,555	$19,042
License and manufacturing access fees	64,133	62,502
Investment in Pacific Biosciences	50,000	—
Investment in Qualigen	5,404	5,404
Investment in DiagnoCure	5,000	5,000
Investment in Roka	725	725
Other assets	8,329	7,961

License, manufacturing access fees and other assets, at cost	153,146	100,634
Less: accumulated amortization	(40,460)	(35,812)

License, manufacturing access fees and other assets, net	$112,686	$64,822

Other Accrued Expenses

	September 30,	December 31,
	2010	2009
Royalties	$2,926	$2,907
Research and development	2,909	4,930
Professional fees	2,243	1,175
Marketing	1,006	1,365
Interest	865	726
Warranty	391	334
Current component of contingent consideration	188	8,829
Other	3,696	4,489

Other accrued expenses	$14,224	$24,755

Note 7 — Marketable Securities
     The Company’s marketable securities include treasury securities, tax advantaged municipal securities and FDIC insured corporate bonds with a minimum Moody’s credit rating of A3 or a Standard & Poor’s credit rating of A-. As of September 30, 2010, the Company did not hold auction rate securities and has never held any such securities. The Company’s investment policy limits the effective maturity on individual securities to six years and an average portfolio maturity to three years. As of September 30, 2010, the Company’s portfolios had an average maturity of two years and an average credit quality of AA1 as defined by Moody’s.
     The following is a summary of the Company’s marketable securities as of September 30, 2010 (in thousands):

	Gross	Gross
Amortized	Unrealized	Unrealized	Estimated
Cost	Gains	Losses	Fair Value
$316,816	$1,692	$(116)	$318,392

     The following table shows the estimated fair values and gross unrealized losses for the Company’s investments in individual securities that have been in a continuous unrealized loss position deemed to be temporary for less than 12 months and for more than 12 months as of September 30, 2010 (in thousands):

Less than 12 Months		More than 12 Months
Estimated	Unrealized	Estimated	Unrealized
Fair Value	Losses	Fair Value	Losses
$54,074	$(116)	$—	$—

     The unrealized losses on certain of the Company’s investments in municipal securities were caused by interest rate increases. At September 30, 2010 and December 31, 2009, the Company had 25 securities and 23 securities, respectively, in an unrealized loss position. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investments. The Company does not consider its investments in municipal securities with a current unrealized loss position to be other-than-temporarily impaired at September 30, 2010 because the Company does not intend to sell the investments and it is more likely than not that the Company will not be required to sell the investments before recovery of their amortized cost. However, investments in an unrealized loss position deemed to be temporary at September 30, 2010 that have a contractual maturity of greater than 12 months have been classified as non-current marketable securities under the caption “Marketable securities, net of current portion,” reflecting the Company’s current intent and ability to hold such investments to maturity. The Company’s investments in municipal securities are classified as available-for-sale.

     The following table shows the current and non-current classification of the Company’s marketable securities as of September 30, 2010 and December 31, 2009 (in thousands):

	September 30,	December 31,
	2010	2009
Current	$273,503	$402,990
Non-current	44,889	15,472

Total marketable securities	$318,392	$418,462

     The following table shows the gross realized gains and losses from the sale of marketable securities, based on the specific identification method, for the three and nine month periods ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Proceeds from sale of marketable securities	$126,754	$118,961	$408,946	$418,698

Gross realized gains	$2,261	$2,470	$6,343	$10,985
Gross realized losses	(4)	(12)	(4)	(467)

Net realized gain	$2,257	$2,458	$6,339	$10,518

Note 8 — Borrowings
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
     In February 2010, the Company entered into a second amendment to its credit agreement with Bank of America, pursuant to which, among other things, the maturity date of the Company’s senior secured revolving credit facility was extended for an additional one-year period. As extended, the credit facility now expires on February 25, 2011. As of September 30, 2010, the total principal amount outstanding under the revolving credit facility was $240.0 million and the interest rate payable on such outstanding amount was approximately 0.86%.

     As a result of the Tepnel acquisition, the Company assumed Tepnel’s pre-existing fixed-rate term loan, which accrues interest at an effective rate of 6.6% and is to be repaid in quarterly installments through February 2018. As of September 30, 2010, the outstanding principal amount under this loan was £0.5 million, or $0.8 million based on the exchange rate of £1 to $1.58 as of the balance sheet date. Of this outstanding amount, $0.2 million and $0.6 million was classified as short-term and long-term, respectively, as of September 30, 2010.
Note 9 — Income Tax
     As of September 30, 2010, the Company had total gross unrecognized tax benefits of $8.4 million. The amount of unrecognized tax benefits (net of the federal benefit for state taxes) that would favorably affect the Company’s effective income tax rate, if recognized, was $6.2 million. Material filings subject to future examination are the Company’s California returns filed for the 2005 through 2009 tax years, and the Company’s U.S. federal returns filed for the 2007 through 2009 tax years.
Note 10 — Contingencies
Contingent Consideration
     In connection with the Company’s acquisition of Prodesse, the Company may be obligated to make certain payments to former Prodesse securityholders of up to $25.0 million. The aggregate fair value of these payments was $0.4 million as of September 30, 2010, and is reflected in the Company’s consolidated balance sheets under the captions “Other accrued expenses” and “Other long-term liabilities.” In July 2010, the Company received FDA clearance of its ProFAST™+ assay, thereby satisfying one of the acquisition-related milestones and triggering a $10.0 million payment to former Prodesse securityholders. Future milestone payments, if any, will occur between the first quarter of 2011 and the second quarter of 2012.
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
     In August 2009, the arbitrators issued their final arbitration award, which confirmed the interim award and also granted the Company’s motion to recover attorneys’ fees and costs from Digene in the amount of approximately $2.9 million. The Company filed a petition to confirm the arbitration award in the U.S. District Court for the Southern District of New York and Digene filed a petition to vacate or modify the award. In August 2010, the court confirmed the arbitration award and the Company received the $2.9 million from Digene, which was recorded as an offset to general and administrative expense.
Becton, Dickinson and Company
     In October 2009, the Company filed a complaint for patent infringement against Becton, Dickinson and Company (“BD”) in the U.S. District Court for the Southern District of California. The complaint alleges that BD’s ViperTM XTRTM testing system infringes five of the Company’s U.S. patents covering automated processes for preparing, amplifying and detecting nucleic acid targets. The complaint also alleges that BD’s ProbeTecTM Female Endocervical and Male Urethral Specimen Collection Kits for Amplified Chlamydia trachomatis/Neisseria gonorrhoeae (CT/GC) deoxyribonucleic acid (“DNA”) assays used with the Viper XTR testing system infringe two of the Company’s U.S. patents covering penetrable caps for specimen collection tubes. Finally, the complaint alleges that BD has infringed the Company’s U.S. patent on methods and kits for destroying the ability of a nucleic acid to be amplified; however, the Company has moved to dismiss this specific claim from the lawsuit, while maintaining all other claims. The complaint seeks monetary damages and injunctive relief. In March 2010, the Company filed a second complaint for patent infringement against BD in the U.S. District Court for the Southern District of California. The complaint alleges that BD’s BD MAX SystemTM (formerly known as the HandyLab Jaguar system) infringes four of the Company’s U.S. patents covering automated processes for preparing, amplifying and detecting nucleic acid targets. The complaint seeks monetary damages and injunctive relief. In June 2010, these two actions were consolidated into a single legal proceeding. There can be no assurances as to the final outcome of the litigation.
Note 11 — Stockholders’ Equity
     Changes in stockholders’ equity for the nine months ended September 30, 2010 were as follows (in thousands):

Balance at December 31, 2009	$767,175
Net income	79,699
Other comprehensive income (loss), net	(1,815)
Proceeds from the issuance of common stock and ESPP	24,699
Issuance of common stock to board members	198
Repurchase and retirement of common stock	(88,079)
Repurchase and retirement of restricted stock for payment of taxes	(1,252)
Stock-based compensation	18,051
Excess tax benefit from employee stock-based compensation	891

Balance at September 30, 2010	$799,567

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
     Components of comprehensive income, net of income tax, for the three and nine month periods ended September 30, 2010 and 2009 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income, as reported	$27,396	$22,196	$79,699	$67,758

Other comprehensive income (loss):
Foreign currency translation adjustment	3,822	(846)	(530)	2,513
Change in net unrealized gain on available-for-sale securities during the period	(1,753)	(812)	(5,406)	(8,238)
Reclassification adjustments:
Realized gain on available-for-sale securities, net of tax	1,467	1,598	4,121	6,837

Total other comprehensive income (loss), net	3,536	(60)	(1,815)	1,112

Comprehensive income	$30,932	$22,136	$77,884	$68,870

Stock Options
     A summary of the Company’s stock option activity for all equity incentive plans for the nine months ended September 30, 2010 is as follows (in thousands, except price per share data and number of years):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value
Outstanding at December 31, 2009	5,890	$44.96
Granted	1,059	43.27
Exercised	(773)	29.15
Cancelled	(336)	51.12

Outstanding at September 30, 2010	5,840	$46.39	4.5	$32,203

Exercisable at September 30, 2010	3,813	$46.21	3.8	$22,571

Restricted Stock and Deferred Issuance Restricted Stock
     A summary of the Company’s restricted stock and deferred issuance restricted stock award activity during the nine months ended September 30, 2010 is as follows (in thousands, except price per share data):

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at December 31, 2009	247	$55.19
Granted	4	46.82
Vested and exercised	(81)	54.96
Forfeited	(13)	56.17

Outstanding at September 30, 2010	157	$55.00

Performance Stock Awards
     In February 2010, the Company transitioned from its historical practice of granting certain senior Company employees restricted stock awards with time-based vesting provisions only, to granting these employees the right to receive a designated number of shares of common stock (the “Performance Stock Awards”) based on the achievement of specific performance levels related to the Company’s 2010 revenues, earnings per share and return on invested capital (collectively, the “Performance Stock Award Criteria”). The Performance Stock Awards were granted under the Company’s 2003 Incentive Award Plan and are intended to qualify as performance-based compensation under Section 162(m) of the Internal Revenue Code, as amended.
     Pursuant to the terms of the applicable Performance Stock Award agreement, each recipient may receive between zero and up to 150% of the target number of shares of Company stock originally granted based on actual performance as measured against the Performance Stock Award Criteria. If the Company fails to achieve an identified threshold level of performance for any of the Performance Stock Award Criteria, no Company stock will be awarded for that Performance Stock Award Criteria.
     In the first quarter of 2011, the Compensation Committee of the Company’s Board of Directors will determine the number of shares of Company stock, if any, that will be issued to award recipients based on actual performance. Shares of Company stock to be issued in the first quarter of 2011, pursuant to the terms of the applicable Performance Stock Award agreements, will vest one-third on the date of issuance, one-third on the first anniversary of the date of issuance and one-third on the second anniversary of the date of issuance, so long as the award recipient is employed by the Company on each such date.
     A summary of the Company’s Performance Stock Award activity for the nine months ended September 30, 2010 is as follows (in thousands, except price per share data):

		Maximum	Weighted
		Shares	Average
	Number of	Eligible to	Grant Date
	Shares	Receive	Fair Value
Outstanding at December 31, 2009	—	—	$—
Awarded	70	104	42.66
Forfeited	(5)	(7)	42.66

Outstanding at September 30, 2010	65	97	$42.66

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
     In February 2010, the Company’s Board of Directors authorized the repurchase of up to $100.0 million of the Company’s common stock until December 31, 2010, through negotiated or open market transactions. There is no minimum or maximum number of shares to be repurchased under the program. During the three months ended September 30, 2010, the Company repurchased and retired approximately 776,300 shares under this program at an average price of $46.09 per share, or approximately $35.8 million in total. As of September 30, 2010, the Company has repurchased approximately 1,920,000 shares under this program since its inception at an average price of $45.87, or approximately $88.1 million in total.
Note 12 — Derivative Financial Instruments
     In 2009, the Company began entering into foreign currency forward contracts to reduce its exposure to foreign currency fluctuations of certain assets and liabilities denominated in foreign currencies. These forward contracts generally had a maturity of approximately 30 days and were not designated as hedges. Accordingly, these instruments were marked to market at each balance sheet date with changes in fair value recognized in earnings under the caption “Other income (expense), net.” The Company did not enter into any foreign currency forward contracts during the quarter ended September 30, 2010.

     The following table reflects the effect of these derivative instruments on the consolidated statements of income for the three and nine month periods ended September 30, 2010 and 2009 (in thousands):

Derivatives Not Designated as	Location of Loss	Three Months Ended		Nine Months Ended
Hedging Instruments Under ASC 815-10:	Recognized in Income	September 30,		September 30,
		2010	2009	2010	2009
Foreign currency forward contracts	Other income (expense), net	$—	$—	$—	$(635)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
     The following information should be read in conjunction with our September 30, 2010 unaudited consolidated interim financial statements and related notes included elsewhere in this quarterly report and with our audited consolidated financial statements and related notes for the year ended December 31, 2009 and the related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section contained in our Annual Report on Form 10-K for the year ended December 31, 2009. We also urge you to review and consider our disclosures describing various risks that may affect our business, which are set forth under the heading “Risk Factors” in this quarterly report and in our Annual Report on Form 10-K for the year ended December 31, 2009. Some totals included in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and elsewhere in this Quarterly Report on Form 10-Q may not foot due to rounding.
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
     In blood screening, we developed and manufacture the PROCLEIX assays, which are used to detect human immunodeficiency virus (type 1), or HIV, the hepatitis C virus, or HCV, the hepatitis B virus and the West Nile virus in donated human blood. Our blood screening products are marketed worldwide by Novartis Vaccines and Diagnostics, Inc., or Novartis. We were awarded the 2004 National Medal of Technology, the nation’s highest honor for technological innovation, in recognition of our pioneering work in developing NATs to safeguard the nation’s blood supply.
     Several of our current and future molecular tests can be performed on our TIGRIS instrument, a fully automated, high-throughput NAT system for diagnostics and blood screening. We are building on the success of our TIGRIS instrument system by developing our next-generation PANTHER instrument system, which is designed to be a versatile, fully automated NAT system for low- to mid-volume laboratories.

     In addition to PANTHER, our development pipeline includes NATs to detect:
•	human papillomavirus, or HPV, which causes cervical cancer;

•	gene-based markers for prostate cancer;

•	Trichomonas, a common parasite that causes a prevalent STD;

•	certain respiratory infections; and

•	human leukocyte antigens, or HLAs, which are used to determine transplant compatibility.
Recent Events
Financial Results
     Product sales for the third quarter of 2010 were $128.3 million, compared to $119.0 million in the same period of the prior year, an increase of 8%. Total revenues for the third quarter of 2010 were $132.6 million, compared to $122.7 million in the same period of the prior year, an increase of 8%. Net income for the third quarter of 2010 was $27.4 million ($0.56 per diluted share), compared to $22.2 million ($0.44 per diluted share) in the same period of the prior year, an increase of 23%.
     Product sales for the first nine months of 2010 were $391.6 million, compared to $348.3 million in the same period of the prior year, an increase of 12%. Total revenues for the first nine months of 2010 were $406.6 million, compared to $359.4 million in the same period of the prior year, an increase of 13%. Net income for the first nine months of 2010 was $79.7 million ($1.61 per diluted share), compared to $67.8 million ($1.31 per diluted share) in the same period of the prior year, an increase of 18%.
     Our total revenues, net income and fully diluted earnings per share during the first nine months of 2010 included the results of operations of both Tepnel and Prodesse. In contrast, our total revenues, net income and fully diluted earnings per share during the first nine months of 2009 only included the results of operations of Tepnel from the date of acquisition in April 2009, as well as $8.2 million of additional one-time revenue associated with the renegotiation of our collaboration agreement with Novartis, which we recognized in the first quarter of 2009.
Collaboration with and Investment in Pacific Biosciences of California, Inc.
     In June 2010, we entered into a collaboration agreement with Pacific Biosciences of California, Inc., or Pacific Biosciences, regarding the research and development of instruments integrating our sample preparation technologies and Pacific Biosciences’ single-molecule deoxyribonucleic acid, or DNA, sequencing technologies for use in clinical diagnostics. Subject to customary termination rights, the initial term of the collaboration will end on the earlier of December 15, 2012 or six months after Pacific Biosciences demonstrates the proof of concept of its “V2” single-molecule DNA sequencing system. Concurrently with the execution of the collaboration agreement, we also purchased $50.0 million of Pacific Biosciences’ Series F preferred stock, as a participant in Pacific Biosciences’ Series F preferred stock round of financing that raised a total of approximately $109.0 million. In October 2010, Pacific Biosciences completed an initial public offering of its common stock. As a result of the initial public offering, our preferred stock was converted into common stock.
Stock Repurchase Program
     In February 2010, our Board of Directors authorized the repurchase of up to $100.0 million of our common stock until December 31, 2010, through negotiated or open market transactions. There is no minimum or maximum number of shares to be repurchased under the program. During the three months ended September 30, 2010, we repurchased and retired approximately 776,300 shares under this program at an average price of $46.09 per share, or approximately $35.8 million in total. As of September 30, 2010, we have repurchased approximately 1,920,000 shares under this program since its inception at an average price of $45.87, or approximately $88.1 million in total.

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
     We believe there have been no significant changes during the third quarter of 2010 to the items that we disclosed as our critical accounting policies and estimates in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2009.
Pending Adoption of Recent Accounting Pronouncements
Accounting Standards Update 2010-06
     In January 2010, the Financial Accounting Standards Board, or FASB, amended Accounting Standards Codification, or ASC, Topic 820, Fair Value Measurements and Disclosures, to require reporting entities to make new disclosures about recurring and nonrecurring fair value measurements, including significant transfers into and out of Level 1 and Level 2 fair value measurements and information about purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. Except for the detailed Level 3 roll forward disclosures, the guidance was effective January 1, 2010. The new disclosures about purchases, sales, issuances, and settlements in the roll forward activity for Level 3 fair value measurements are effective for us as of January 1, 2011. Early adoption is permitted. The adoption of this standard will not affect our financial position or results of operations.
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

Results of Operations
Product Sales

(Dollars in millions)	Three Months Ended September 30,				Nine Months Ended September 30,
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Clinical diagnostics	$74.9	$69.6	$5.3	8%	$225.7	$196.6	$29.1	15%
Blood screening	50.3	45.4	4.9	11%	155.5	144.1	11.4	8%
Research products and services	3.1	4.0	(0.9)	(22)%	10.4	7.6	2.8	37%

Total product sales	$128.3	$119.0	$9.3	8%	$391.6	$348.3	$43.3	12%

As a percent of total revenues	97%	97%			96%	97%
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
     Product sales increased 8% for the three months ended September 30, 2010 as compared to the same period of the prior year. The increase was primarily attributed to higher APTIMA assay sales, higher blood screening revenues, as well as additional product sales resulting from our acquisition of Prodesse in October 2009. Product sales increased 12% for the nine months ended September 30, 2010 as compared to the same period of the prior year. The increase was primarily attributed to higher APTIMA assay sales, higher blood screening revenues, an additional three months of sales resulting from our acquisition of Tepnel in April 2009, and an additional nine months of sales resulting from our acquisition of Prodesse in October 2009.
Clinical Diagnostic Product Sales
     The increase in clinical diagnostic product sales, including assay, instrument and ancillary sales, in the three months ended September 30, 2010 as compared to the same period in the prior year was primarily attributed to volume gains in our APTIMA product line, as well as the addition of product sales resulting from our acquisition of Prodesse in October 2009. The increase in clinical diagnostic product sales, including assay, instrument and ancillary sales, for the nine months ended September 30, 2010 as compared to the same period in the prior year was primarily attributed to volume gains in our APTIMA product line, as well as the addition of product sales resulting from our acquisitions of Tepnel in April 2009 and Prodesse in October 2009.
     In both the three and nine month periods ended September 30, 2010, clinical diagnostic product sales benefited from customer conversion from our non-amplified PACE test to our amplified APTIMA test. In general, the price of our amplified APTIMA test is twice that of our non-amplified PACE product. Thus, the conversion from PACE to APTIMA drives an overall increase in product sales even if underlying testing volumes remain the same.
     Clinical diagnostic product sales were negatively affected during the three months ended September 30, 2010 as compared to the same period of 2009 by an estimated exchange rate impact of $0.5 million due to a stronger U.S. dollar. Clinical diagnostic product sales were positively affected during the nine months ended September 30, 2010 as compared to the same period of 2009 by an estimated exchange rate impact of $0.5 million, primarily due to a weaker U.S. dollar against the Canadian dollar.
Blood Screening Product Sales
     The overall increase in blood screening product sales, including assay, instrument and ancillary sales, in the three and nine month periods ended September 30, 2010, as compared to the same periods in the prior year was primarily attributed to an increase in underlying blood screening product sales resulting primarily from an increase in blood screening shipments, the contractual increase in the net percentage share of revenues we receive from Novartis, as well as an increase in the sale of blood screening-related instrumentation. In addition, the nine month period ended September 30, 2009 included $8.2 million of one-time revenue recognized during the first quarter of 2009 as a result of the renegotiation of our collaboration agreement with Novartis.
     Blood screening product sales were negatively affected during the three months ended September 30, 2010 as compared to the same period of 2009 by an estimated exchange rate impact of $1.0 million due to a stronger U.S. dollar, primarily versus the Euro. Blood screening product sales were positively affected during the nine months ended September 30, 2010 as compared to the same period of 2009 by an estimated exchange rate impact of $1.0 million due to a weaker U.S. dollar, primarily versus the Australian dollar.
Research Products and Services
     As a result of our acquisition of Tepnel in April 2009, we have a new category of product sales, which we refer to as “Research products and services.” These sales represent outsourcing services for the pharmaceutical, biotechnology and healthcare industries, including nucleic acid purification and analysis services, as well as the sale of monoclonal antibodies. These sales totaled $3.1 million and $10.4 million during the three and nine months ended September 30, 2010, respectively, as compared to $4.0 million and $7.6 million, respectively, for the three and nine months ended September 30, 2009. The decrease for the three months ended September 30, 2010 as compared to the same period of the prior year was due to revenue included in the prior period related to our Biokits food safety testing business, which we sold in December 2009. The increase for the nine months ended September 30, 2010 as compared to the same period of the prior year was attributed to the inclusion of an additional quarter of research products and services revenues that were not present in the prior year period due to our acquisition of Tepnel in April 2009.
Collaborative Research Revenue

(Dollars in millions)	Three Months Ended September 30,				Nine Months Ended September 30,
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Collaborative research revenue	$3.4	$2.0	$1.4	70%	$10.8	$5.9	$4.9	83%
As a percent of total revenues	3%	2%			3%	2%
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

     Collaborative research revenue increased 70% and 83% during the three and nine months ended September 30, 2010 compared to the same periods of 2009, primarily due to reimbursements from Novartis for shared development expenses, primarily attributable to the development of the PANTHER instrument and product enhancements for use in the blood screening market.
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
Royalty and License Revenue

(Dollars in millions)	Three Months Ended September 30,				Nine Months Ended September 30,
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Royalty and license revenue	$0.8	$1.8	$(1.0)	(56)%	$4.2	$5.3	$(1.1)	(21)%
As a percent of total revenues	1%	1%			1%	1%
     We recognize revenue for royalties due to us under license agreements with third parties upon the manufacture, sale or use of our products or technologies. For those arrangements where royalties are reasonably estimable, we recognize revenue based on estimates of royalties earned during the applicable period and adjust for differences between the estimated and actual royalties in the following period. Historically, these adjustments have not been material. For those arrangements where royalties are not reasonably estimable, we recognize revenue upon receipt of royalty statements from the applicable licensee. Non-refundable license fees are recognized over the related performance period or at the time that we have satisfied all performance obligations.
     Royalty and license revenue decreased 56% and 21% during the three and nine months ended September 30, 2010, respectively, as compared to the same periods of 2009. In each case, the decrease was primarily a result of lower royalties received from Novartis associated with collaboration royalties from the plasma testing market.
     Royalty and license revenue may fluctuate based on the nature of the related agreements and the timing of receipt of license fees. Results in any one period are not necessarily indicative of results to be achieved in the future. In addition, our ability to generate additional royalty and license revenue will depend, in part, on our ability to market and commercialize our technologies.
Cost of Product Sales

(Dollars in millions)	Three Months Ended September 30,				Nine Months Ended September 30,
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Cost of product sales	$42.1	$36.3	$5.8	16%	$129.1	$107.9	$21.2	20%
Gross profit margin as a percent of product sales	67%	69%			67%	69%
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

     Cost of product sales increased 16% during the three months ended September 30, 2010, as compared to the same period of 2009. The increase was primarily due to additional cost of product sales as a result of our acquisition of Prodesse and increases attributed to increased instrumentation, APTIMA, and blood screening product shipments. These increased costs were partially offset by favorable manufacturing variances related to changes in production volumes.
     Cost of product sales increased 20% during the nine months ended September 30, 2010 as compared to the same period of 2009. The increase was primarily due to additional cost of product sales as a result of our acquisitions of Tepnel and Prodesse and increases attributed to increased instrumentation, APTIMA, and blood screening product shipments. These increased costs were partially offset by a decrease in scrap expense and favorable manufacturing variances related to changes in production volumes.
     Our gross profit margin as a percentage of product sales decreased to 67% for both the three and nine months ended September 30, 2010, a decrease of 2% as compared to the same periods of 2009. In each case, the decreases were primarily attributed to increased sales of lower margin instrumentation and lower overall gross margin percentages on our blood screening and acquired Tepnel businesses that were caused in part by unfavorable foreign exchange rates. These decreases were partially offset by favorable manufacturing variances related to changes in production volumes.
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
     A portion of our blood screening revenues is attributable to sales of TIGRIS instruments to Novartis, which totaled $14.0 million and $8.8 million during the first nine months of 2010 and 2009, respectively. Under our collaboration agreement with Novartis, we sell TIGRIS instruments to Novartis at prices that approximate cost and share in profits of end-user sales in the United States. These instrument sales, therefore, negatively impact our gross margin percentage during the periods in which they occur, but are a necessary precursor to increased sales of blood screening assays in the future.
Acquisition-related Intangible Amortization

(Dollars in millions)	Three Months Ended September 30,				Nine Months Ended September 30,
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Acquisition-related intangible amortization	$2.2	$1.1	$1.1	100%	$6.6	$2.3	$4.3	187%
As a percent of total revenues	2%	1%			2%	1%
     Amortization expense related to our acquired intangible assets was $2.2 million and $6.6 million during the three and nine month periods ended September 30, 2010, respectively, as compared to $1.1 million and $2.3 million, respectively, during the three and nine month periods ended September 30, 2009. These increases were attributable to our October 2009 acquisition of Prodesse and its related intangible assets, which were not included in our intangible asset amortization expense for the three and nine month periods ended September 30, 2009. In addition, our acquisition-related intangible amortization expense for the nine months ended September 30, 2010 as compared to the same period of the prior year also included an additional quarter of amortization expense related to Tepnel’s acquired intangible assets. Our acquired intangible assets are amortized using the straight-line method over their estimated useful lives, which range from 10 to 20 years. For details on the intangible assets acquired as part of our acquisitions of Tepnel and Prodesse, please refer to Note 2 — Business Combinations, of the Notes to the Consolidated Financial Statements included elsewhere in this report.

Research and Development

(Dollars in millions)	Three Months Ended September 30,				Nine Months Ended September 30,
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Research and development	$27.4	$27.5	$(0.1)	0%	$84.2	$78.5	$5.7	7%
As a percent of total revenues	21%	22%			21%	22%
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
     R&D expenses during the three months ended September 30, 2010 were comparable to the same period in 2009. R&D expenses increased by 7% during the nine months ended September 30, 2010 as compared to the same period in 2009. The increase was related to our acquired Prodesse business, partially offset by a decline in development expenses due to the wind-down of clinical trials for our HPV, PCA3, and Trichomonas assays.
Marketing and Sales

(Dollars in millions)	Three Months Ended September 30,				Nine Months Ended September 30,
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Marketing and sales	$13.9	$13.5	$0.4	3%	$44.5	$38.5	$6.0	16%
As a percent of total revenues	10%	11%			11%	11%
     Our marketing and sales expenses include salaries and other personnel-related expenses, promotional expenses and fees for outside services.
     Marketing and sales expenses increased 3% and 16% during the three and nine months ended September 30, 2010, respectively, as compared to the same periods in 2009. In each case, the increase was primarily attributed to an increase in salaries, personnel-related expenses, and marketing activities due to our continued investment in international expansion, primarily in Western Europe, and our acquisition of Prodesse in October 2009.
General and Administrative

(Dollars in millions)	Three Months Ended September 30,				Nine Months Ended September 30,
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
General and administrative	$11.5	$15.2	$(3.7)	(24)%	$41.2	$46.9	$(5.7)	(12)%
As a percent of total revenues	9%	12%			10%	13%
     Our general and administrative, or G&A, expenses include expenses for finance, legal, strategic planning and business development, public relations and human resources.
     G&A expenses decreased 24% and 12% during the three and nine months ended September 30, 2010, respectively, as compared to the same periods of 2009. In each case, the decrease was primarily attributable to the receipt in August 2010 of a $2.9 million arbitration award for attorneys’ fees and costs related to an arbitration proceeding with Digene Corporation (now Qiagen Gaithersburg, Inc.), and lower G&A costs associated with our acquired Tepnel businesses.

This was partially offset by an increase in legal fees relating to the litigation with Becton Dickinson and Company, or BD, and an increase in expenses related to the consolidation of our UK operations.
Other Income (Expense)

(Dollars in millions)	Three Months Ended September 30,				Nine Months Ended September 30,
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Investment and interest income	$3.2	$4.7	$(1.5)	(32)%	$10.4	$19.7	$(9.3)	(47)%
Interest expense	(0.6)	(0.6)	—	0%	(1.7)	(1.5)	(0.2)	13%
Gain on contingent consideration	1.5	—	1.5	N/M	7.6	—	7.6	N/M
Other income (expense), net	0.3	0.2	0.1	50%	(0.1)	(0.8)	0.7	(88)%

Total other income, net	$4.4	$4.3	$0.1	2%	$16.2	$17.4	$(1.2)	(7)%

     The decreases in investment and interest income during the three and nine months ended September 30, 2010, as compared to the same periods of 2009, were primarily attributed to lower net realized gains on sales of marketable securities, as well as decreased interest income due to lower investment balances in the current year periods as a result of the liquidation of investments to fund our recent acquisitions and higher purchase premium amortizations arising from increased market demand for tax-advantaged municipal bonds. Interest expense attributable to borrowings under our credit facility with Bank of America during the nine months ended September 30, 2010 increased as compared to the prior year period due to higher average monthly fees based on the London Interbank Offered Rate, or LIBOR. The net increase in other income and the net decrease in other expense during the three and nine months ended September 30, 2010, respectively, as compared to the same periods of 2009 were primarily attributable to exchange rate impacts.
     We recorded non-cash gains of $1.5 million and $7.6 million during the three and nine months ended September 30, 2010, respectively, as a result of a reduction in the fair value of the contingent consideration liability related to our acquisition of Prodesse. These reductions were primarily associated with lower anticipated payouts for the related milestones. In July 2010, we received FDA clearance of our ProFAST™+ assay, thereby satisfying one of the acquisition-related milestones and triggering a $10.0 million payment to former Prodesse securityholders. Future milestone payments, if any, will occur between the first quarter of 2011 and the second quarter of 2012.
Income Tax Expense

(Dollars in millions)	Three Months Ended September 30,				Nine Months Ended September 30,
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Income tax expense	$12.4	$11.1	$1.3	12%	$37.5	$34.9	$2.6	7%
As a percent of income before tax	31%	33%			32%	34%
     The decreases in our effective tax rate for the three and nine months ended September 30, 2010 compared to the same periods in the prior year were largely due to the expiration of statute of limitations for past tax returns, the adjustments to contingent consideration in the current year periods that are generally not taxable, and a statutory increase in U.S. domestic manufacturing tax benefits, offset by the expiration of the federal research credit which has not been reinstated in the current year, and lower tax-advantaged interest income.
Liquidity and Capital Resources

	September 30,	December 31,
	2010	2009
	(In thousands)
Cash, cash equivalents and current marketable securities	$422,563	$485,606
Working capital	283,816	333,560
Current ratio	2:1	2:1

     Our working capital at September 30, 2010 decreased $49.7 million from December 31, 2009 primarily due to the use of cash and investments to make our $50.0 million investment in Pacific Biosciences and to repurchase shares under our current stock repurchase program, partially offset by cash generated from operations.
     The primary objectives of our investment policy are liquidity and safety of principal. Consistent with these objectives, investments are made with the goal of achieving the highest rate of return. The policy places emphasis on securities of high credit quality, with restrictions placed on maturities and concentration by security type and issue.
     Our marketable securities include treasury securities, tax advantaged municipal securities and Federal Deposit Insurance Corporation, or FDIC, insured corporate bonds with a minimum Moody’s credit rating of A3 or a Standard & Poor’s credit rating of A-. As of September 30, 2010, we did not hold auction rate securities and have never held any such securities. Our investment policy limits the effective maturity on individual securities to six years and an average portfolio maturity to three years. At September 30, 2010, our portfolios had an average maturity of two years and an average credit quality of AA1 as defined by Moody’s.

	Nine Months Ended September 30,
	2010	2009	$ Change
	(In thousands)
Cash provided by (used in):
Operating activities	$125,814	$106,726	$19,088
Investing activities	15,606	(81,442)	97,048
Financing activities	(73,741)	69,827	(143,568)
Purchases of property, plant and equipment (included in investing activities above)	(22,090)	(22,284)	194
     Our primary source of liquidity has been cash from operations, which includes the collection of accounts and other receivables related to product sales, collaborative research agreements, and royalty and license fees. Additionally, our liquidity was enhanced in 2009 by our credit facility with Bank of America, described in Note 8 — Borrowings, of the Notes to the Consolidated Financial Statements included elsewhere in this report. Our primary short-term cash needs, which are subject to change, include continued R&D spending to support new products, costs related to commercialization of products and purchases of instrument systems, primarily TIGRIS, for placement with our customers. In addition, we may use cash for strategic purchases which may include the acquisition of businesses and/or technologies complementary to our business. Certain R&D costs may be funded under collaboration agreements with our collaboration partners.
     Operating activities provided net cash of $125.8 million during the first nine months of 2010, primarily from net income of $79.7 million and net non-cash charges of $46.3 million. Non-cash charges primarily consisted of depreciation of $20.9 million, stock based compensation expense of $18.5 million and amortization of intangibles of $13.2 million.
     Investing activities provided net cash of $15.6 million during the first nine months of 2010. We received $92.9 million in net proceeds from the sale and maturities of marketable securities in the first nine months of 2010. This was offset by a $50.0 million investment in Pacific Biosciences and purchases of property, plant and equipment of $22.1 million.
     Net cash used in financing activities during the first nine months of 2010 was $73.7 million, primarily driven by $88.1 million used to repurchase and retire approximately 1,920,000 shares of our common stock under our current stock repurchase program and a $10.0 million payment made to former Prodesse securityholders for achievement of an acquisition-related milestone, partially offset by $24.7 million in proceeds from the issuance of our common stock under stock option and employee stock purchase programs.
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
Contractual Obligations and Commercial Commitments
     Our contractual obligations due as of September 30, 2010 were as follows (in thousands):

		Less than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Material purchase commitments(1)	$27,431	$17,862	$4,418	$4,292	$859
Operating leases(2)	25,104	1,791	4,440	3,102	15,771
Collaborative commitments(3)	3,615	100	1,927	794	794
Minimum royalty commitments(4)	15,573	328	3,170	3,840	8,235
Deferred employee compensation(5)	3,692	672	1,562	892	566
Capital leases(6)	464	237	198	29	—
Contingent consideration(7)	399	188	211	—	—
Fixed-rate debt, including accrued interest(8)	1,127	364	288	254	221
Credit facility, including accrued interest(9)	240,870	240,870	—	—	—

Total(10)	$318,275	$262,412	$16,214	$13,203	$26,446

(1)	Amounts represent our minimum purchase commitments for instruments and raw materials from key vendors. Of the $27.4 million total, $7.0 million is expected to be used to purchase TIGRIS instruments, of which we anticipate that approximately $5.4 million of instruments will be sold to Novartis. Not included in the $27.4 million is $3.4 million expected to be used to purchase production PANTHER instruments, and associated tooling, pursuant to our development agreement with Stratec Biomedical Systems AG, or Stratec, as well as potential minimum purchase commitments under our supply agreement with Stratec. Our obligations under the supply agreement are contingent upon successful completion of all activities under our development agreement with Stratec.

(2)	Reflects obligations for facilities and vehicles under operating leases in place as of September 30, 2010. Future minimum lease payments are included in the table above.

(3)	In addition to the minimum payments due under our collaborative agreements included in the table above, we may be required to pay up to $11.2 million in milestone payments, plus royalties on net sales of any products using specified technology. We may also be required to pay up to $1.9 million in future development costs in the form of milestone payments.

(4)	Amounts represent our minimum royalties due on the net sales of products incorporating licensed technology and subject to a minimum annual royalty payment. During the three and nine months ended September 30, 2010, we recorded $2.3 million and $7.1 million, respectively, in royalty costs related to our various license agreements.

(5)	The $3.7 million represents deferred compensation plan liabilities for in-service distributions. Our total deferred compensation plan liability as of September 30, 2010 was $5.8 million, which includes the $3.7 million included in the table above and $2.1 million due to employees upon retirement. We have excluded the amount payable upon employee retirement from the table above as we cannot reasonably predict when such retirement events may occur.

(6)	Reflects obligations on capital leases in place as of September 30, 2010. Interest amounts were not material; therefore, capital lease obligations are shown net of interest expense in the table above.

(7)	Represents the aggregate fair value of the payments we may be obligated to make to former Prodesse securityholders. This amount is reflected in our consolidated balance sheets under the captions “Other accrued expenses” and “Other long-term liabilities.” In July 2010, we received FDA clearance of our ProFAST™+ assay, thereby satisfying one of the acquisition-related milestones and triggering a $10.0 million payment to former Prodesse securityholders. Future milestone payments, if any, will occur between the first quarter of 2011 and the second quarter of 2012.

(8)	Reflects the total outstanding principal amount of £0.5 million, or $0.8 million based on the exchange rate of £1 to $1.58 as of the balance sheet date, of a pre-existing fixed-rate term loan which we acquired in connection with our acquisition of Tepnel. Interest payable on this outstanding amount included in the table above has been estimated based on the interest rate payable at September 30, 2010, which was approximately 6.6%.

(9)	As of September 30, 2010, the total principal amount outstanding under our revolving credit facility with Bank of America was $240.0 million. The term of this credit facility is due to expire in February 2011. Interest payable on this outstanding amount included in the table above has been estimated based on the interest rate payable at September 30, 2010, which was approximately 0.86%. At our option, loans accrue interest at a per annum rate based on, either: the base rate (the base rate is defined as the greatest of (i) the federal funds rate plus a margin equal to 0.50%, (ii) Bank of America’s prime rate and (iii) LIBOR plus a margin equal to 1.00%); or LIBOR plus a margin equal to 0.60%, in each case for interest periods of 1, 2, 3 or 6 months as selected by us. In addition, we are required to pay interest and fees on the undrawn sub-limit of up to $10.0 million for the issuance of letters of credit under the credit facility, which has also been estimated for the remaining term of the credit facility based on the fixed-rate of 0.25% at September 30, 2010.

(10)	Does not include amounts relating to our obligations under our collaboration with Novartis, pursuant to which both parties have obligations to each other. Under our collaboration agreement with Novartis, we are obligated to manufacture and supply blood screening assays to Novartis, and Novartis is obligated to purchase all of the assay quantities specified on a 90-day demand forecast, due 90 days prior to the date Novartis intends to take delivery, and certain quantities specified on a rolling 12-month forecast.
     Liabilities associated with uncertain tax positions, currently estimated at $8.4 million (including interest), are not included in the table above as we cannot reasonably estimate when, if ever, an amount would be paid to a government agency. Ultimate settlement of these liabilities is dependent on factors outside of our control, such as examinations by each agency and expiration of statutes of limitation for assessment of additional taxes.
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
     Our exposure to market risk for changes in interest rates relates primarily to interest earned on our investment portfolio and the amount of interest payable on our senior secured revolving credit facility with Bank of America. As of September 30, 2010, the total principal amount outstanding under the revolving credit facility was $240.0 million. At our option, loans accrue interest at a per annum rate based on, either: the base rate (the base rate is defined as the greatest of (i) the federal funds rate plus a margin equal to 0.50%, (ii) Bank of America’s prime rate and (iii) LIBOR plus a margin equal to 1.00%); or LIBOR plus a margin equal to 0.60%, in each case for interest periods of 1, 2, 3 or 6 months as selected by us. We do not believe that we are exposed to significant interest rate risk with respect to our credit facility based on our option to select the rate at which interest accrues under the credit facility, the short-term nature of the borrowings and our ability to pay off the outstanding balance in a timely manner if the applicable interest rate under the credit facility increases above the current interest rate yields on our investment portfolio. A 100 basis point increase or decrease in interest rates would increase or decrease our interest expense by approximately $2.4 million on an annual basis.
     Our risk associated with fluctuating interest income is limited to our investments in interest rate sensitive financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage this exposure to interest rate changes. We seek to ensure the safety and preservation of our invested principal by limiting default risk, market risk, and reinvestment risk. We mitigate default risk by investing in investment grade securities with an average portfolio maturity of no more than three years. A 25 basis point increase or decrease in interest rates would increase or decrease our current investment balance by approximately $1.8 million. While changes in interest rates may affect the fair value of our investment portfolio, any gains or losses are not recognized in our consolidated statements of income until the investment is sold or if a reduction in fair value is determined to be other-than-temporary.
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
     Under our collaboration agreement with Novartis, a growing portion of blood screening product sales is from western European countries. As a result, our international blood screening product sales are affected by changes in the foreign currency exchange rates of those countries where Novartis’ business is conducted in Euros or other local currencies. Based on international blood screening product sales during the first nine months of 2010, a 10% movement of currency exchange rates would result in a blood screening product sales increase or decrease of approximately $5.0 million annually. Similarly, a 10% movement of currency exchange rates would result in a clinical diagnostic product sales increase or decrease of approximately $4.7 million annually. A 10% movement of currency exchange rates would result in a research products and services sales increase or decrease of approximately $1.4 million annually. The majority of our collaborative research revenues and royalty and license revenues are denominated in U.S. dollars and, as such, are not subject to exchange rate exposure. Our exposure for both blood screening and clinical diagnostic product sales is primarily in the U.S. dollar versus the Euro, British pound, Australian dollar and Canadian dollar.
     Our total payables denominated in foreign currencies as of September 30, 2010 were not material. Our gross trade receivables by currency as of September 30, 2010 reflected in U.S. dollar equivalents were as follows (in thousands):

U.S. dollar	$47,585
Euro	5,098
British pound	2,777
Canadian dollar	1,818
Czech koruna	226
Danish krone	99
Swiss franc	16
Norwegian kroner	3

Total gross trade accounts receivable	$57,622

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
     We did not enter into any foreign currency forward contracts during the quarter ended September 30, 2010.
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
     As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief

Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2010.
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
     There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of the date of this report, we have not completed our assessment of Prodesse’s internal control over financial reporting. As a result, we have excluded Prodesse from the evaluation of our internal control over financial reporting contained in this report.
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
Our financial performance may be adversely affected by current global economic conditions.*
     Our business depends on the overall demand for our products and on the economic health of our current and prospective customers. Our projected revenues and operating results are based on assumptions concerning certain levels of customer demand. Although these effects are difficult to quantify, we believe that relative to our expectations we have experienced modest declines in product sales growth rates in recent periods, due in part to current macroeconomic conditions and pressures on healthcare utilization. A continued weakening of the global and domestic economies, or a reduction in customer spending or credit availability, could result in downward pricing pressures, delayed or decreased purchases of our products and longer sales cycles. Furthermore, during challenging economic times our customers may face issues gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. If that were to occur, we may be required to increase our allowance for doubtful accounts. If economic and market conditions in the United States or other key markets persist, spread, or deteriorate further, we may experience adverse effects on our business, operating results and financial condition.
We are dependent on Novartis and other third parties for the distribution of some of our products. If any of our distributors terminates its relationship with us or fails to adequately perform, our product sales will suffer.
     We rely on Novartis to distribute blood screening products we manufacture. Commercial product sales to Novartis accounted for 38% of our total revenues during the first nine months of 2010 and 40% of our total revenues for 2009. In January 2009, we extended the term of our blood screening collaboration with Novartis to June 30, 2025, subject to earlier termination under certain limited circumstances specified in the collaboration agreement. In addition, we supply our transcription-mediated amplification, or TMA, assay for the qualitative detection of HCV and analyte specific reagents, or ASRs, for the quantitative detection of HCV to Siemens Healthcare Diagnostics, Inc., or Siemens, pursuant to a collaboration agreement.
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

We have only one third-party manufacturer for each of our instrument product lines, which exposes us to increased risks associated with production delays, delivery schedules, manufacturing capability, quality control, quality assurance and costs.*
     We have one third-party manufacturer for each of our instrument product lines. KMC Systems, Inc., or KMC Systems, is the only manufacturer of our TIGRIS instrument. MGM Instruments, Inc., or MGM Instruments, is the only manufacturer of our LEADER series of luminometers. In addition, Stratec will be the only manufacturer of our development-stage PANTHER instrument system. We are dependent on these third-party manufacturers, and this dependence exposes us to increased risks associated with production delays, delivery schedules, manufacturing capability, quality control, quality assurance and costs.
     We have no firm long-term commitments from KMC Systems or MGM Instruments to supply products to us for any specific period, or in any specific quantity, except as may be provided in a particular purchase order. If KMC Systems, MGM Instruments, Stratec or any of our other third-party manufacturers experiences delays, disruptions, capacity constraints or quality control problems in its development or manufacturing operations or becomes insolvent or otherwise fails to supply us with products in sufficient quantities, then instrument shipments to our customers could be delayed, which would decrease our revenues and harm our competitive position and reputation. Further, because we place orders with our manufacturers based on forecasts of expected demand for our instruments, if we inaccurately forecast demand we may be unable to obtain adequate manufacturing capacity or adequate quantities of components to meet our customers’ delivery requirements, or we may accumulate excess inventories.
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
     The process of seeking and obtaining regulatory approvals, particularly from the FDA and some foreign governmental authorities, to market our products can be costly and time consuming, and approvals might not be granted for future products on a timely basis, if at all. In March 2008, we started U.S. clinical trials for our investigational APTIMA HPV assay. If we experience unexpected complications in conducting the trial, we may incur additional costs or experience delays or difficulties in receiving FDA approval. For example, we originally expected that enrollment and testing of approximately 7,000 women would be required to complete this trial. However, we actually enrolled approximately 13,000 women in the trial based on the actual prevalence of cervical disease observed. Although we completed baseline enrollment in the trial late in 2009, we cannot provide any assurances that the FDA will ultimately approve the use of our APTIMA HPV assay. Failure to obtain or delay in obtaining FDA approval of our APTIMA HPV assay could have a material adverse effect on our financial performance. In the third quarter of 2009, we began studies to validate our APTIMA Trichomonas vaginalis assay on the TIGRIS instrument system to permit registration and sale of the assay in the EU, as well as commenced a U.S. clinical trial for the Trichomonas assay on the TIGRIS instrument system. In June 2010, we received an EU CE mark for our APTIMA Trichomonas vaginalis assay on the TIGRIS instrument system. In the third quarter of 2010, we submitted a 510(k) application to the FDA for clearance of our Trichomonas assay. In the third quarter of 2009, we commenced a 500-patient U.S. clinical trial for our CE-marked PROGENSA PCA3 assay, which concluded enrollment in April 2010. In the third quarter of 2010, we submitted a premarket approval application to the FDA for our PROGENSA PCA3 assay. There can be no assurance that these assays will be approved for sale in the United States.
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
     Historically, a limited number of customers have accounted for a significant portion of our total revenues, and we do not have any long-term commitments with these customers, other than our collaboration agreement with Novartis. Total revenues from our blood screening collaboration with Novartis, which include product sales, collaborative research revenues and royalties, accounted for 41% of our revenues during the first nine months of 2010 and 42% of our total revenues for 2009. Our blood screening collaboration with Novartis is largely dependent on two large customers in the United States, The American Red Cross and America’s Blood Centers, although we do not receive any revenues directly from those entities. Novartis was our only customer that accounted for greater than 10% of total revenues during the first nine months of 2010. However, various state and city public health agencies accounted for an aggregate of 8% of our revenues during the first nine months of 2010 and 8% of our total revenues for 2009. Although state and city public health agencies are legally independent of each other, we believe they tend to act similarly with respect to their product purchasing decisions. We anticipate that our operating results will continue to depend to a significant extent upon revenues from a small number of customers. The loss of any of our key customers, or a significant reduction in sales volume or pricing to those customers, could significantly reduce our revenues.
Intellectual property rights on which we rely to protect the technologies underlying our products may be inadequate to prevent third parties from using our technologies or developing competing products.
     Our success will depend in part on our ability to obtain patent protection for, or maintain the secrecy of, our proprietary products, processes and other technologies for the development of blood screening and clinical diagnostic products and instruments. Although we had more than 530 U.S. and foreign patents covering our products and technologies as of September 30, 2010, these patents, or any patents that we may own or license in the future, may not afford meaningful protection for our technology and products. The pursuit and assertion of a patent right, particularly in areas like nucleic acid diagnostics and biotechnology, involve complex determinations and, therefore, are characterized by substantial uncertainty. In addition, the laws governing patentability and the scope of patent coverage continue to evolve, particularly in biotechnology. As a result, patents might not issue from certain of our patent applications or from applications licensed to us. Our existing patents will expire by April 28, 2029 and the patents we may obtain in the future also will expire over time.
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
     In October 2009, we filed a patent infringement action against BD in the U.S. District Court for the Southern District of California. The complaint alleges that BD’s Viper™ XTR™ testing system infringes five of our U.S. patents covering automated processes for preparing, amplifying and detecting nucleic acid targets. The complaint also alleges that BD’s ProbeTec™ Female Endocervical and Male Urethral Specimen Collection Kits for Amplified Chlamydia trachomatis/Neisseria gonorrhoeae (CT/GC) DNA assays used with the Viper XTR testing system infringe two of our U.S. patents covering penetrable caps for specimen collection tubes. Finally, the complaint alleges that BD has infringed our U.S. patent on methods and kits for destroying the ability of a nucleic acid to be amplified; however, we have moved to dismiss this specific claim from the lawsuit, while maintaining all other claims. The complaint seeks monetary damages and injunctive relief. In March 2010, we filed a second complaint for patent infringement against BD in the U.S. District Court for the Southern District of California. The complaint alleges that BD’s BD MAX System™ (formerly known as the HandyLab Jaguar system) infringes four of our U.S. patents covering automated processes for preparing, amplifying and detecting nucleic acid targets. The complaint seeks monetary damages and injunctive relief. In June 2010, these two actions were consolidated into a single legal proceeding. There can be no assurances as to the final outcome of this litigation.
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
The U.S. health care reform law could adversely affect our business, profitability and stock price.*
     Comprehensive health care reform legislation has been signed into law in the United States. Although we cannot fully predict the many ways that health care reform might affect our business, the law imposes a 2.3% excise tax on certain transactions, including many U.S. sales of medical devices, which we expect will include U.S. sales of our assays and instruments. This tax is scheduled to take effect in 2013. It is unclear whether and to what extent, if at all, other anticipated developments resulting from health care reform, such as an increase in the number of people with health insurance and an increased focus on preventive medicine, may provide us additional revenue to offset this increased tax. If additional revenue does not materialize, or if our efforts to offset the excise tax through spending cuts or other actions are unsuccessful, the increased tax burden would adversely affect our financial performance, which in turn could cause the price of our stock to decline.
Our indebtedness could adversely affect our financial health.
     In February 2009, we entered into a credit agreement with Bank of America which provided for a one-year senior secured revolving credit facility in an amount of up to $180.0 million that is subject to a borrowing base formula. The revolving credit facility has a sub-limit for the issuance of letters of credit in a face amount of up to $10.0 million. In March 2009, we and Bank of America amended the credit facility to increase the amount which we may borrow from time to time under the credit agreement from $180.0 million to $250.0 million. In April 2009, we borrowed an additional $70.0 million under the revolving credit facility, bringing the total principal amount outstanding under the credit facility to $240.0 million as of September 30, 2010. In February 2010, our credit agreement with Bank of America was amended to extend the maturity date to February 2011.
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
     While there is a federal preemption defense against product liability claims for medical products that receive premarket approval from the FDA, such defense may not be available for products that we market under a 510(k) clearance. As such, we are subject to potential product liability claims as a result of the design, development, manufacture and marketing of our clinical diagnostic products. Any product liability claim brought against us, with or without merit, could result in an increase of our product liability insurance rates. In addition, our insurance policies have various exclusions, and thus we may be subject to a product liability claim for which we have no insurance coverage, in which case we may have to pay the entire amount of any award. In addition, insurance varies in cost and can be difficult to obtain, and we may not be able to obtain insurance in the future on terms acceptable to us, or at all. A successful product liability claim brought against us in excess of our insurance coverage, or which our insurance policies do not cover, may require us to pay substantial amounts, which could harm our business and results of operations.
We are exposed to risks associated with acquisitions and other long-lived and intangible assets that may become impaired and result in an impairment charge.*
     As of September 30, 2010, we had approximately $506.8 million of long-lived assets, including $12.7 million of capitalized software, net of accumulated amortization, relating to our TIGRIS and PANTHER instruments, goodwill of $122.5 million, a $5.4 million investment in Qualigen, Inc., a $5.0 million investment in DiagnoCure, Inc., a $0.7 million investment in Roka Bioscience, Inc., a $50.0 million investment in Pacific Biosciences, and $152.9 million of capitalized licenses and manufacturing access fees, patents, acquired intangible assets and other long-term assets. Additionally, we had $70.4 million of land and buildings, $22.8 million of building improvements, $63.1 million of equipment and furniture and fixtures and $1.3 million in construction in progress. The substantial majority of our long-lived assets are located in the United States. The carrying amounts of long-lived and intangible assets are affected whenever events or changes in circumstances indicate that the carrying amount of any asset may not be recoverable.
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
     A change in accounting standards or practices, or a change in existing taxation rules or practices, can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and taxation rules and varying interpretations of accounting pronouncements and taxation practice have occurred and may occur in the future. Changes to existing rules or standards, such as the potential requirement that U.S. registrants prepare financial statements in accordance with International Financial Reporting Standards, or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. Our effective tax rate can also be impacted by changes in estimates of prior years’ items, past and future levels of research and development spending, the outcome of audits by federal, state and foreign jurisdictions and changes in overall levels of income before tax.
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
     Sales of our products outside the United States accounted for 30% of our revenues during the first nine months of 2010 and 26% of our total revenues for 2009. Sales by Novartis of collaboration blood screening products outside of the United States accounted for 57% of our international revenues during the first nine months of 2010 and 60% of our total international revenues for 2009.

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

Information technology systems implementation issues or security threats could disrupt our internal operations and adversely affect our financial results.
     Portions of our information technology infrastructure may experience interruptions, delays or cessations of service or produce errors in connection with ongoing systems implementation work. In particular, we have implemented an enterprise resource planning software system to replace our various legacy systems. To more fully realize the potential of this system, we are continually reassessing and upgrading processes and this may be more expensive, time consuming and resource intensive than planned. Any disruptions that may occur in the operation of this system or any future systems or any unauthorized access to our information systems could increase our expenses and adversely affect our ability to report in an accurate and timely manner the results of our consolidated operations, our financial position and cash flow and to otherwise operate our business in a secure environment, all of which could adversely affect our financial results, stock price and reputation.
Compliance with changing corporate governance and public disclosure regulations may result in additional expenses.
     Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, new SEC regulations and Nasdaq Global Select Market rules, are creating uncertainty for companies such as ours. To maintain high standards of corporate governance and public disclosure, we have invested, and intend to continue to invest, in reasonably necessary resources to comply with evolving standards. These investments have resulted in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities and may continue to do so in the future.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table summarizes our common stock repurchase activity during the third quarter of 2010:

			Total Number	Approximate
			of Shares	Dollar Value
			Purchased as	of Shares that
			Part of	May Yet Be
			Publicly	Purchased
	Total Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plans or
	Purchased	Per Share	Programs	Programs
July 1-31, 2010	205,383	$45.36	205,300	$38,389,058
August 1-31, 2010	371,554	46.12	346,300	22,458,377
September 1-30, 2010	224,700	46.90	224,700	11,920,573

Total (1) (2)	801,637		776,300

(1)	In February 2010, our Board of Directors authorized the repurchase of up to $100.0 million of our common stock until December 31, 2010, through negotiated or open market transactions. There is no minimum or maximum number of shares to be repurchased under the program. During the three months ended September 30, 2010, we repurchased and retired approximately 776,300 shares under this program at an average price of $46.09 per share, or approximately $35.8 million in total. As of September 30, 2010, we have repurchased approximately 1,920,000 shares under this program since its inception at an average price of $45.87, or approximately $88.1 million in total.

(2)	The difference between the total number of shares purchased and the total number of shares purchased as part of publicly announced plans or programs is due to the shares of common stock withheld by us for the payment of taxes upon vesting of certain employees’ restricted stock. During the third quarter of 2010, we repurchased and retired 25,337 shares of our common stock, at an average price of $47.72, withheld by us to satisfy employee tax obligations upon vesting of restricted stock granted under our 2003 Incentive Award Plan. We may make similar repurchases in the future to satisfy employee tax obligations upon vesting of restricted stock. As of September 30,

2010, we had an aggregate of 162,193 shares of restricted stock and 60,000 shares of deferred issuance restricted stock awards outstanding.
Item 6. Exhibits

Exhibit
Number	Description
2.1(1)	Agreement and Plan of Merger, dated as of October 6, 2009, by and among Gen-Probe Incorporated, Prodigy Acquisition Corp., Prodesse, Inc. and Thomas M. Shannon and R. Jeffrey Harris, as the Securityholders’ Representative Committee.*

3.1(2)	Form of Amended and Restated Certificate of Incorporation of Gen-Probe Incorporated.

3.2(3)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Gen-Probe Incorporated.

3.3(4)	Amended and Restated Bylaws of Gen-Probe Incorporated.

3.4(5)	Certificate of Elimination of Series A Junior Participating Preferred Stock of Gen-Probe Incorporated.

4.1(2)	Specimen common stock certificate.

10.1†	Second Amendment to Collaboration Agreement, dated June 11, 1998, by and between Siemens Healthcare Diagnostics Inc. and Gen-Probe Incorporated, effective as of July 1, 2009.**

10.2†	Collaboration Agreement, dated as of June 15, 2010, by and between Gen-Probe Incorporated and Pacific Biosciences of California, Inc.**

31.1†	Certification dated November 3, 2010, of Principal Executive Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification dated November 3, 2010, of Principal Financial Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1‡	Certification dated November 3, 2010, of Principal Executive Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2‡	Certification dated November 3, 2010, of Principal Financial Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101‡	Interactive Data Files pursuant to Rule 405 of Regulation S-T.

†	Filed herewith.

‡	Furnished herewith.

*	Gen-Probe has received confidential treatment with respect to certain portions of this exhibit.

**	Gen-Probe has requested confidential treatment with respect to certain portions of this exhibit.

(1)	Incorporated by reference to Gen-Probe’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on February 25, 2010.

(2)	Incorporated by reference to Gen-Probe’s Amendment No. 2 to Registration Statement on Form 10 (File No. 000-49834) filed with the SEC on August 14, 2002.

(3)	Incorporated by reference to Gen-Probe’s Quarterly Report on Form 10-Q (File No. 001-31279) for the quarterly period ended June 30, 2004 filed with the SEC on August 9, 2004.

(4)	Incorporated by reference to Gen-Probe’s Current Report on Form 8-K filed with the SEC on February 18, 2009.

(5)	Incorporated by reference to Gen-Probe’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on February 23, 2007.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEN-PROBE INCORPORATED
DATE: November 3, 2010	By:	/s/ Carl W. Hull
Carl W. Hull
President, Chief Executive Officer and Director (Principal Executive Officer)

DATE: November 3, 2010	By:	/s/ Herm Rosenman
Herm Rosenman
Senior Vice President — Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)