Form 10-K
period 2010-12-31
GEN PROBE INC
filed 2011-02-24
CIK 820237

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1.9 billion, based on the closing price of the registrant’s common stock on the Nasdaq Global Select Market on that date. Shares of common stock held by each officer and director and by each person who owns 10 percent or more of the outstanding common stock have been excluded because these persons may be considered affiliates. The determination of affiliate status for purposes of this calculation is not necessarily a conclusive determination for other purposes.

As of February 18, 2011, 48,278,460 shares of registrant’s common stock, $0.0001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year are incorporated by reference into Part III of this report.

GEN-PROBE INCORPORATED

FORM 10-K
For the Year Ended December 31, 2010

INDEX

i

PART I

TRADEMARKS AND TRADE NAMES

ACCUPROBE, AMPLIFIED MTD, APTIMA, APTIMA COMBO 2, DTS, ELUCIGENE, GASDIRECT, GEN-PROBE, GTI DIAGNOSTICS, LEADER, LIFECODES, PACE, PANTHER, PROADENO, PRODESSE, PROFAST, PROFLU, PROGASTRO, PROGENSA, TIGRIS and our other logos and trademarks are the property of Gen-Probe Incorporated or its subsidiaries. PROCLEIX and ULTRIO are trademarks of Novartis Vaccines & Diagnostics, Inc., or Novartis. XMAP is a trademark of Luminex Corporation, or Luminex. AVODART is a trademark of GlaxoSmithKline. All other brand names or trademarks appearing in this Annual Report on Form 10-K, or Annual Report, are the property of their respective holders. Use or display by us of other parties’ trademarks, trade dress or products in this Annual Report does not imply a relationship with, or endorsement or sponsorship of, us by the trademark or trade dress owners.

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

Forward-looking statements can be identified by the use of forward-looking words such as “believes,” “expects,” “hopes,” “may,” “will,” “plans,” “intends,” “estimates,” “could,” “should,” “would,” “continue,” “seeks” or “anticipates,” or other similar words (including their use in the negative), or by discussions of future matters, such as the development and commercialization of new products, technology enhancements, regulatory approvals or clearance, possible changes in legislation and other statements that are not historical. These statements include, but are not limited to, statements under the captions “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as other sections in this Annual Report. You should be aware that the occurrence of any of the events discussed under the heading “Item 1A — Risk Factors” and elsewhere in this Annual Report could substantially harm our business, results of operations and financial condition. If any of these events occurs, the trading price of our common stock could decline and you could lose all or a part of the value of your shares of our common stock.

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

AVAILABLE INFORMATION

We make available free of charge on or through our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange

Commission, or the SEC. Our Internet address is http://www.gen-probe.com. The information contained in, or that can be accessed through, our website is not part of this Annual Report nor is such information incorporated by reference herein.

Item 1.	Business

Corporate Overview

Gen-Probe Incorporated (NASDAQ: GPRO) is a global leader in the development, manufacture and marketing of rapid, accurate and cost-effective molecular diagnostic products and services that are used primarily to diagnose human diseases, screen donated human blood, and ensure transplant compatibility. Our molecular diagnostic products are designed to detect diseases more rapidly and/or accurately than older tests, and are among the fastest-growing categories of the in vitro diagnostics, or IVD, industry.

We market a broad portfolio of nucleic acid tests, or NATs, to detect infectious microorganisms, including those causing sexually transmitted diseases, or STDs, tuberculosis, strep throat, and other infections. Our leading clinical diagnostics products include our APTIMA family of assays that are used to detect the common STDs chlamydia and gonorrhea.

In 2009 and 2010, we expanded our portfolio of products with acquisitions focused on transplant-related and respiratory diagnostics. Our transplant diagnostics business, which we obtained as part of our acquisition of Tepnel Life Sciences plc, or Tepnel, in April 2009, offers diagnostics to help determine the compatibility between donors and recipients in tissue and organ transplants. Our acquisition of Prodesse, Inc., or Prodesse, in October 2009 added a portfolio of real-time polymerase chain reaction, or real-time PCR, products for detecting influenza and other infectious organisms. In addition, in December 2010, we acquired GTI Diagnostics, a manufacturer of certain of our transplant diagnostic products, in addition to specialty coagulation and transfusion-related blood bank products.

In blood screening, we developed and manufacture the PROCLEIX assays, which are used to detect human immunodeficiency virus (type 1), or HIV-1, the hepatitis C virus, or HCV, the hepatitis B virus, or HBV, and the West Nile virus, or WNV, in donated human blood. These blood screening products are marketed worldwide by Novartis under Novartis’ trademarks.

Several of our current and future molecular tests can be performed on our TIGRIS instrument, a fully automated, high-throughput NAT system for diagnostics and blood screening. We are building on the success of our TIGRIS instrument system by developing and commercializing our next-generation PANTHER instrument, which is designed to be a versatile, fully automated NAT system for low- to mid-volume laboratories. The PANTHER instrument was CE-marked and launched in Europe in the fourth quarter of 2010.

Our development pipeline includes products to detect:

•	human papillomavirus, or HPV, which causes cervical cancer;

•	gene-based markers for prostate cancer;

•	Trichomonas, a common parasite that causes a highly prevalent STD;

•	certain respiratory infections;

•	antigens and antibodies that are used to determine transplant and transfusion compatibility; and

•	specialty coagulation products.

Company History

Gen-Probe was founded in 1983, and was incorporated under the laws of the state of Delaware in 1987. In September 2002, we were spun off from Chugai Pharmaceutical Co., Ltd., our former indirect parent, as a separate, stand-alone company. Our common stock began trading on The Nasdaq Global Select Market on September 16, 2002. Our headquarters facility is located in San Diego and we employ approximately 1,400 people.

Recent Transactions

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

Acquisition of Prodesse, Inc.

In October 2009, we acquired Prodesse, a privately held Wisconsin corporation, for approximately $60.0 million, subject to a designated pre-closing operating income adjustment, and up to an aggregate of $25.0 million in potential additional cash payments based on the achievement of certain specified performance measures. As a result of the failure to achieve a specified milestone, the maximum amount of contingent consideration we may be required to pay for our acquisition of Prodesse has been reduced to $15.0 million, of which $10.0 million was paid in July 2010. We do not currently expect to make any further milestone payments related to our acquisition of Prodesse. Our acquisition of Prodesse has provided us with access to the respiratory and gastrointestinal infectious disease markets, which we believe supports our strategic focus on commercializing differentiated molecular tests for infectious diseases.

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

Acquisition of GTI Diagnostics

In December 2010, we acquired Genetic Testing Institute, Inc., a privately held Wisconsin corporation doing business as GTI Diagnostics, for approximately $53.0 million on a net-cash basis. Our acquisition of GTI Diagnostics has broadened and strengthened our transplant diagnostics business, and has also provided us access to new products in the specialty coagulation and transfusion-related blood bank markets.

Strategy

We intend to increase our scale and expand our geographic reach, both by investing in our existing businesses and by acquiring new businesses that are consistent with our strategy. We intend to compete in the women’s health, infectious diseases, blood screening and transplant diagnostics markets, and expand into adjacent markets where our core strengths give us a sustainable competitive advantage. We expect that our PANTHER program will be central to our strategy of bringing superior automation to our customers, and along with TIGRIS, will serve as the core of our instrument platform strategy for the coming years.

The focus of our women’s health strategy will continue to be our chlamydia and gonorrhea business, where we intend to invest in technologies and products to maintain or expand our market share. We also intend to commercialize our HPV screening assay and related products, with the goal of becoming one of the leaders in this market over time. In addition, we expect to develop and commercialize niche assays that expand and complement our product menus.

We have a portfolio of respiratory infectious disease products as a result of our acquisition of Prodesse in October 2009, and we intend to continue to develop products to serve the infectious disease market. We also intend to pursue internal development programs to establish a leadership position in the virology market.

In blood screening, we partner with Novartis to ensure the safety of the worldwide blood supply. We intend to continue to work with Novartis to maintain the vitality of our blood screening business by investing in areas that promise strong returns on our investment, and by developing our PANTHER instrument platform in the blood screening market.

Our transplant diagnostics business comprises our human leukocyte antigen, or HLA, products and related assays. We intend to continue to invest in our transplant diagnostics business in order to improve our market positioning, broaden our product offering and develop our technological capabilities.

We also intend to continue to expand into adjacent markets within clinical diagnostics, beginning with genetic testing, which includes prostate oncology and companion diagnostics, as well as other markets where we believe we can establish a competitive advantage. We believe that our collaboration with Pacific Biosciences related to genetic sequencing could support our efforts in this area over the longer term.

Competitive Strengths

Assay Development

We believe our core technologies and scientific expertise enable us to develop diagnostic and blood screening assays with superior performance over competing NAT products. We measure performance in terms of sensitivity, specificity, speed of results and ease of use. For example, independent investigators have published several studies demonstrating that our APTIMA Combo 2 assay for chlamydia and gonorrhea is more sensitive than competing molecular tests. In addition, we believe we have enhanced our ability to develop infectious disease assays based on real-time PCR technology through our acquisition of Prodesse.

Instrument Development and Automation

We believe we have the capability to develop instrument platforms that offer superior automation. We have commercialized what we believe to be the world’s first fully automated, integrated, high-throughput, NAT instrument system, the TIGRIS instrument. Launched in 2004, the TIGRIS instrument significantly reduces labor costs and contamination risks in high-volume diagnostic testing environments, and enables large blood screening centers to individually test donors’ blood. We are building on the success of TIGRIS by developing and commercializing a new automated instrument platform, called the PANTHER system, designed for low- to mid-volume customers, which we believe will be a pillar in our future instrumentation platform strategy. The PANTHER instrument was CE-marked and launched in Europe in the fourth quarter of 2010 and we intend to seek regulatory clearance for the PANTHER system in the United States. We believe that the use of automated instrumentation, such as our TIGRIS and PANTHER instruments, will facilitate growth in both the clinical diagnostics and blood screening portions of the NAT market.

Innovation

As of December 31, 2010, we had 318 full-time and temporary employees in research and development. We believe that compared to our peers, we invest a higher percentage of our revenue in research and development, with expenses totaling $111.1 million in 2010, $106.0 million in 2009 and $101.1 million in 2008. Based on these investments, we had more than 540 United States and foreign patents covering our products and technologies as of December 31, 2010. We were awarded a 2004 National Medal of Technology, the nation’s highest honor for technological innovation, in recognition of our pioneering work in developing NAT testing systems to safeguard the nation’s blood supply.

Sales and Service

As of December 31, 2010, our direct sales force consisted of 65 employees and a 62-member technical field support group who target customers in the United States, Canada and certain countries in Europe. We believe these individuals comprise one of the most knowledgeable and effective sales and support organizations in our industry. Our sales representatives have an average of approximately 13 years of overall sales experience. We view our long-standing relationships with laboratory customers and the value-added services that our sales force and technical field specialist group offer, including technical product assistance, customer support and new product training, as central to our success in the United States clinical diagnostics market, and we are looking to duplicate this success as we expand our sales force in Europe. We complement our sales force with leading international distributors and the direct sales organizations of our collaborative partners.

Quality

We are committed to quality in our products, operations and people. Our products, design control and manufacturing processes are regulated by numerous third parties, including the United States Food and Drug Administration, or FDA, foreign governments, independent standards auditors and customers. Our team of 205 full-time and temporary employees in regulatory, clinical and quality has successfully led us through multiple quality and compliance inspections and audits. For example, our blood screening manufacturing facility meets the strict standards set by the FDA’s Center for Biologics Evaluation and Research, or CBER, for the production of blood screening products. We believe our expertise in regulatory and quality assurance and our manufacturing facilities enable us to efficiently and effectively design, manufacture and secure approval for new products and technologies that meet the standards set by governing bodies and our customers. We have implemented modern quality systems and concepts throughout our organization. Our regulatory and quality assurance departments supervise our quality systems and are responsible for assuring compliance with all applicable regulations, standards and internal policies. Our senior management team is actively involved in setting quality policies, managing regulatory matters and monitoring external quality performance.

Markets

The NAT market developed in response to a need for more rapid, sensitive and specific diagnostic tests for the detection of infectious microorganisms than were previously available using traditional laboratory methods, such as culture and immunoassays. Culture methods require the growth of a microorganism in a controlled medium and can take several days or longer to yield a definitive diagnostic result. By contrast, nucleic acid probes, which specifically bind to nucleic acid sequences that are known to be unique to the target organisms, can generally deliver an accurate diagnostic result in just hours. The greater sensitivity and increased specificity of NATs relative to immunoassays allows for the detection of the presence of a lower concentration of the target organism and helps clinicians distinguish between harmful and benign microorganisms, even when the organisms are closely related, reducing the potential for “false negative” and “false positive” results. For example, the greater sensitivity of amplified NAT allows for the rapid, direct detection of a target organism like Chlamydia trachomatis in urine, even when it is present in low concentrations.

We are focused on NAT market opportunities in women’s health, infectious diseases, blood screening and transplant diagnostics. We are also expanding into adjacent areas where we believe our capabilities give us a sustainable competitive advantage, beginning with genetic testing, which includes prostate oncology and companion diagnostics. We believe that our collaboration with Pacific Biosciences related to genetic sequencing could support our efforts in this area over the longer term. In addition, as a result of our acquisition of Tepnel, we also offer services for the pharmaceutical, biotechnology and healthcare industries through our research products and services business, which includes nucleic acid purification and analysis services, as well as the sale of monoclonal antibodies.

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

According to internal market research, our products represented approximately 60% of the total chlamydia and gonorrhea tests sold in the United States in 2010.

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

The most common test used for cervical cancer screening in the United States is the Pap test. Since the mid-1950s, screening with the Pap test has dramatically reduced the number of deaths from cervical cancer. Even so, the American Cancer Society estimates that there will be more than 12,000 new cases of invasive cervical cancer in 2010, and more than 4,000 deaths from the disease.

Despite the success of Pap testing in reducing mortality from cervical cancer in the United States, it suffers from limitations. One such limitation is poor sensitivity of individual Pap smears, which means the test may miss cancers or precancerous changes. As a result, regular and repeated Pap testing is required to effectively detect a high proportion of cervical cancers. Another limitation is that approximately 2 million of the 55 million Pap tests performed annually in the United States have equivocal results, which are known as ASC-US. These women are often subjected to additional invasive tests, including biopsies, most of which prove negative.

In May 2008, we launched our APTIMA HPV assay in Europe. The assay has been CE-marked for use on the TIGRIS system and on our semi-automated Direct Tube Sampling, or DTS, system. The assay is an amplified NAT that is designed to detect 14 sub-types of high-risk HPV that are associated with cervical cancer. More specifically, the assay is designed to detect certain messenger ribonucleic acids, or mRNAs, that are made in greater amounts when HPV infections progress toward cervical cancer. We believe that targeting these mRNAs may more accurately identify women at higher risk of having, or developing, cervical cancer than competing assays that target HPV DNA. In the fourth quarter of 2010, we submitted a premarket approval application, or PMA, to the FDA for our investigational APTIMA HPV assay on the TIGRIS system.

Trichomonas vaginalis.  Trichomonas is a sexually transmitted parasite that can cause vaginitis, urethritis, premature membrane rupture in pregnancy, and make women more susceptible to infection with HIV-1, the virus that causes acquired immune deficiency syndrome, or AIDS. The CDC estimates that there are 7.4 million cases of Trichomonas infection annually in the United States, making it even more prevalent than chlamydia and gonorrhea, the most common bacterial sexually transmitted diseases. Screening for Trichomonas is limited today due in part to the shortfalls of current testing techniques. Most testing currently is done via culture methods, which are slow and less sensitive than molecular tests, or “wet mount,” which requires the microscopic examination of a sample shortly after it is collected.

In June 2010, our APTIMA Trichomonas vaginalis assay was CE-marked for use on the TIGRIS system, which enables the sale of the CE-marked assay in Europe. In addition, in the third quarter of 2010, we submitted a 510(k) application to the FDA for clearance of our Trichomonas assay on the TIGRIS system in the United States.

Group B Streptococcus.  Group B Streptococcus, or GBS, represents a major infectious cause of illness and death in newborns in the United States and can cause cerebral palsy, visual impairment, permanent brain damage and learning disabilities. Our AccuProbe Group B Streptococcus Culture ID Test offers a rapid, non-subjective method for the identification of GBS based on the detection of specific ribosomal ribonucleic acid, or RNA, sequences.

Infectious Diseases

Influenza and Other Respiratory Infections.  In October 2009, we added to our existing menu of infectious disease products by acquiring Prodesse, which offers a number of products in the infectious disease market, with current products principally focused on respiratory infections.

Influenza (flu) viruses are a common cause of serious respiratory infections. Flu refers to illnesses caused by a number of different influenza viruses. Flu can cause a range of symptoms from mild to severe, and in some cases the infection can lead to death. Most healthy people recover from the flu without problems, but certain people are at high risk for serious complications. Flu symptoms may include fever, coughing, sore throat, runny or stuffy nose, headaches, body aches, chills and fatigue. In recent years, several strains of flu, including seasonal flu and the novel H1N1 (swine) flu, have circulated in the United States. Like seasonal flu, illness in people with swine flu can vary from mild to severe. Annual outbreaks of the seasonal flu usually occur during the late fall through early spring.

We market and sell ProFlu+, a real-time PCR assay designed to detect influenza A and B and respiratory syncytial virus, or RSV, and ProFAST+, a real-time PCR assay designed to detect and differentiate three types of influenza A: seasonal H1, novel 2009 H1N1, and seasonal H3, under our Prodesse product line. The ProFAST+ assay was cleared for marketing in the United States by the FDA in July 2010. We had previously sold an earlier version of this assay under the name ProFlu-ST pursuant to an Emergency Use Authorization granted by the FDA because of the swine flu pandemic. Our Prodesse product line also includes ProGastro Cd, a real-time PCR assay for the qualitative detection of toxigenic C. difficile, as well as other tests for respiratory infections.

Tuberculosis.  Tuberculosis, or TB, the disease caused by the microorganism Mycobacterium tuberculosis, remains one of the deadliest diseases in the world. Our amplified Mycobacterium Tuberculosis Direct, or MTD, test has sensitivity similar to a culture test but can detect the TB pathogen within a few hours. In addition, our MTD test is the only approved assay in the United States with a smear negative claim.

Group A Streptococcus.  Group A Streptococcus, or GAS, is the cause of “strep” throat, which if left untreated may cause serious complications, such as rheumatic fever and rheumatic heart disease. Our Group A Streptococcus Direct Test, or GASDirect assay, is a rapid NAT assay for the direct detection of Streptococcus pyogenes in one hour from a throat swab.

Virology.  NAT assays can be used to detect viral DNA or RNA in a patient sample. These tests can be qualitative, meaning that the tests simply provide a “yes-no” answer for the presence or absence of the virus, or quantitative, meaning that the test determines the quantity of virus in the patient sample.

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

We have developed and market qualitative NATs for HIV-1 and HCV in the United States. In addition, we sell analyte specific reagents, or ASRs, for quantitative HCV testing in the United States through our collaboration with Siemens Healthcare Diagnostics, Inc., or Siemens. We are currently investigating opportunities to broaden our virology business, and have begun early development work on a quantitative HIV assay that would be designed to run on our PANTHER instrument.

Blood Screening

According to the WHO, each year more than 80 million units of blood are donated worldwide. Before being used for transfusion, blood must be screened to ensure that it does not contain infectious agents such as viruses. The most commonly screened viruses are HIV, HCV, WNV and HBV.

Prior to the introduction of NAT for blood screening, blood screening centers primarily used immunoassays to determine the presence of blood-borne pathogens through the detection of virus-specific antibodies and viral antigens. These tests either directly detect the viral antigens or detect antibodies formed by the body in response to the virus. However, this immune response may take some time following initial infection. Consequently, if the donor has not developed detectable antibodies or detectable amounts of viral antigens as of the time of the donation, recipients of that blood may be unwittingly exposed to serious disease. NAT technology can detect minute amounts of virus soon after infection by amplifying the nucleic acid material of the viruses themselves, rather than requiring the development of detectable levels of antibodies or viral antigens.

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

The HLA testing products offered by Tepnel and GTI Diagnostics enable us to diversify into the transplant typing market. Tepnel sells xMAP multiplex assays in the field of transplant diagnostics under its development and supply agreement with Luminex. GTI Diagnostics develops and manufactures the HLA antibody detection products which we sell under our LIFECODES brand. GTI Diagnostics also commercializes a number of other HLA-related testing products, including serological typing trays, enzyme immunoassays, and a range of molecular typing products for donor-recipient matching and patient monitoring.

Genetic Testing

Prostate Oncology.  The field of NAT-based cancer diagnostics is an emerging market as new markers that correlate to the presence of cancer continue to be discovered. According to the Prostate Cancer Foundation, prostate cancer is the most common non-skin cancer in the United States, affecting an estimated one in six men. We acquired exclusive worldwide diagnostic rights to the PCA3 gene from DiagnoCure, Inc., or DiagnoCure, in November 2003. In addition, in April 2006, we entered into a license agreement with the University of Michigan for exclusive worldwide rights to develop diagnostic tests for genetic translocations that have been shown in preliminary studies to be highly specific for prostate cancer tissue.

In November 2006, we launched our CE-marked PROGENSA PCA3 assay, a prostate cancer specific molecular diagnostic test, in Europe. Our ASRs for detection of the PCA3 gene are also available in the United States. ASRs comprise a category of individual reagents utilized by clinical laboratories to develop and validate their own diagnostic tests.

In August 2009, we began a clinical trial intended to secure U.S. regulatory approval of our PROGENSA PCA3 assay for use on our semi-automated DTS instrument systems. We submitted a PMA to the FDA for approval of our PROGENSA PCA3 assay in the third quarter of 2010.

Companion Diagnostics.  We believe markets will continue to develop for new applications of NAT technology in other clinical fields. We expect that NAT technology will be used in new applications such as genetic predisposition testing and pharmacogenomics, which involves the study of the relationship between nucleic acid sequence variations in an individual’s genome and the individual’s response to a particular drug. We believe the emergence of pharmacogenomics and individually targeted therapeutics will create opportunities for diagnostic companies to develop tests to detect genetic variations that affect responses to drug therapies.

Genetic testing to identify individuals at risk of certain diseases and pathological syndromes is emerging as an additional market for NAT technology. Through our acquisition of Tepnel, we gained access to genetic tests that are CE-marked in Europe for cystic fibrosis, Down Syndrome, and familial hypercholesterolemia, among other diseases. In addition, in November 2010 we launched our ELUCIGENE KRAS.BRAF assay, which provides valuable information regarding mutation status that can help clinicians determine the most appropriate treatment course for patients with metastatic colorectal cancer.

Key Product Technologies

APTIMA Family of Technologies

Our APTIMA products integrate our patented transcription-mediated amplification, or TMA, technology, target capture technology, and our patented hybridization protection assay, or HPA, and dual kinetic assay, or DKA, technologies, to produce highly refined amplification assays that increase assay performance, reduce laboratory costs and improve laboratory efficiency. Each of these technologies is described in greater detail below.

•	Target Capture/Nucleic Acid Extraction Technology. Detection of target organisms that are present in small numbers in a large-volume clinical sample requires that target organisms be concentrated to a detectable level. One way to accomplish this is to isolate the particular nucleic acid of interest by binding it to a solid support. This support, with the target bound to it, can then be separated from the original sample. We refer to such techniques as “target capture.” We have developed target capture techniques to immobilize nucleic acids on magnetic beads by the use of a “capture probe” that attaches to the bead and to the target nucleic acid. We use a magnetic separation device to concentrate the target by drawing the magnetic beads to the sides of the sample tube, while the remainder of the sample is washed away and removed. When used in conjunction with our patented amplification methods, target capture techniques concentrate the nucleic acid target(s) and also remove materials in the sample that might otherwise interfere with amplification.

•	Transcription-Mediated Amplification (TMA) Technology. The goal of amplification technologies is to produce millions of copies of the target nucleic acid sequences that are present in samples in small numbers. These copies can then be detected using DNA probes. Amplification technologies can yield results in only a few hours versus the several days or weeks required for traditional culture methods. Our patented TMA

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

Other Product Technologies

Our recent acquisitions have expanded our portfolio to include products in the respiratory disease and HLA fields, among others, which are based on certain third party technologies, including Roche’s real-time PCR technology, and Luminex’s xMAP technology, each of which is described below.

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

Key Products

In the tables below we identify some of the key products we offer in the various markets we currently serve. As described in more detail in the “Risk Factors” section included in Item 1A of this Annual Report, for products that have not received regulatory clearance in one or more jurisdictions, there can be no assurance that such product(s) will be approved for sale in the applicable jurisdiction(s).

Women’s Health

We have established a market-leading position with respect to assays for the detection of chlamydia and gonorrhea, and have obtained several FDA approvals to compete in this market category.

Product Line	Description	Availability
APTIMA Combo 2 assay	Uses APTIMA technology to simultaneously detect chlamydia and gonorrhea.	Marketed globally.

APTIMA CT, APTIMA GC assays	Standalone NATs that use APTIMA technology to detect chlamydia and gonorrhea.	Marketed globally.

PACE family of assays	Non-amplified NATs to detect chlamydia and gonorrhea.	Marketed globally, including by distributors outside the U.S.

APTIMA Trichomonas assay	Uses APTIMA technology to detect trichomonas	Marketed in Europe; 510(k) application filed in the third quarter of 2010 to obtain FDA clearance for sale within the U.S.

APTIMA Trichomonas ASRs	Analyte specific reagents that use APTIMA technology to enable laboratories qualified under the Clinical Laboratory Improvement Amendments, or CLIA, to detect Trichomonas.	ASRs available in the U.S.

APTIMA HPV assay	Uses APTIMA technology to detect 14 sub-types of high-risk HPV associated with cervical cancer.	Marketed in Europe; PMA filed in the fourth quarter of 2010 to obtain FDA regulatory approval for sale within the U.S.

AccuProbe Group B Streptococcus (GBS) assay	Non-amplified NAT to detect GBS from culture.	Marketed globally, including by distributors outside the U.S.

Infectious Diseases

Our acquisition of Prodesse in October 2009 added assays for certain respiratory and gastrointestinal diseases to our menu of products in this field, which now includes the products described in the table below.

Product Line	Description	Availability
ProFlu+	Uses real-time PCR to detect influenza A, B and Respiratory syncytial virus, or RSV.	Marketed globally, including by distributors outside the U.S.

ProFAST+	Uses real-time PCR to detect and differentiate three types of influenza A: seasonal H1, novel 2009 H1N1, and seasonal H3.	Marketed globally, including by distributors outside the U.S.

ProGastro Cd	Uses real-time PCR to detect toxigenic strains of Clostridium difficile.	Marketed globally, including by distributors outside the U.S.

AMPLIFIED MTD	Uses TMA to detect Mycobacterium tuberculosis.	Marketed globally, including by distributors outside the U.S.

GAS Direct	Non-amplified NAT to detect GAS directly from a throat swab.	Marketed globally, including by distributors outside the U.S.

APTIMA HIV-1 assay	Uses APTIMA technology to qualitatively detect RNA from HIV-1, the virus that causes AIDS.	Marketed in the U.S.

APTIMA HCV assay	Uses APTIMA technology to qualitatively detect RNA from the hepatitis C virus.	Marketed globally (co-marketed with Siemens).

ASRs for quantitative HCV testing	Analyte specific reagents used by laboratories qualified under CLIA to quantify HCV viral load.	Marketed by Siemens in the U.S.

Blood Screening

In 1996, the National Heart, Lung and Blood Institute of the National Institutes of Health, or NIH, selected us to develop reagents and instrumentation for the blood donor screening market based on our core technologies. We completed our development of the NAT assays for HIV-1 and HCV for blood screening contemplated by the NIH contract in February 2002 incorporating our core technologies of TMA, target capture and DKA. The principal blood screening products that we have developed are set forth below.

Product Line	Description	Availability
Procleix HIV-1/HCV assay	Amplified NAT to simultaneously detect HIV-1 and HCV in donated blood, plasma, organs and tissues.	Marketed globally by Novartis.

Procleix Ultrio assay	Amplified NAT to simultaneously detect HIV-1, HCV and HBV in donated blood, plasma, organs and tissues.	Marketed globally by Novartis.

Procleix Ultrio Plus assay	Amplified NAT to simultaneously detect HIV-1, HCV and HBV in donated blood, plasma, organs and tissues.	Marketed outside the U.S. by Novartis.

Procleix WNV assay	Amplified NAT to detect West Nile Virus in donated blood, plasma, organs and tissues.	Marketed globally by Novartis.

Transplant Diagnostics

As a result of our acquisitions of Tepnel in April 2009 and GTI Diagnostics in December 2010, we now offer certain products in the transplant diagnostics, specialty coagulation and transfusion-related blood bank markets, including the products described in the table below.

Product Line	Description	Availability
LIFECODES HLA DNA typing kits	Uses the multiplex Luminex xMAP technology and sequence-specific oligonucleotide, or SSO, methodology to determine the HLA type of transplant patients.	Marketed globally.

LIFECODES antibody kits	Uses the multiplex Luminex xMAP platform to screen and identify HLA antibodies present in transplant patients.	Marketed globally.

PF4 Enhanced ELISA	An enzyme-linked immunosorbent assay, or ELISA, for the detection of PF4 heparin-dependent antibodies.	Marketed globally, including by distributors in certain markets.

Pak family of products	ELISA products designed for platelet antibody screening and detection.	Marketed globally, including by distributors in certain markets.

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

Product Line	Description	Availability
TIGRIS	Integrated, fully automated testing instrument for high-volume laboratories. Approved to run APTIMA Combo 2, APTIMA CT and APTIMA GC, as well as PROCLEIX ULTRIO and PROCLEIX WNV assays.	Marketed globally, including by Novartis in the blood screening market.

DTS (Direct Tube Sampling) instrument systems	Semi-automated instruments that include the DTS 400, 800 and 1600 instruments. Approved to run a number of infectious disease and blood screening assays. In blood screening, also known as the PROCLEIX system, or eSAS.	Marketed globally, including by distributors outside the U.S. and by Novartis in the blood screening market.

PANTHER	Integrated, fully automated testing instrument for low- to mid-volume laboratories.	Marketed in Europe; not currently available for sale in the U.S. or in the blood screening market.

Genetic Testing

In November 2006, we CE-marked our PROGENSA PCA3 assay, allowing it to be marketed in Europe. This gene-based test is designed to detect the over-expression of PCA3 mRNA in urine. Studies have shown that, in greater than 90 percent of prostate cancer cases, PCA3 is extremely over-expressed (65-fold on average) in prostate cancer cells compared to normal cells, indicating that PCA3 may be a useful biomarker for prostate cancer. We filed a PMA for our PROGENSA PCA3 assay on the DTS system with the FDA in the third quarter of 2010 and also plan to modify our existing PCA3 assay for use with our PANTHER instrument system in the future.

Product Line	Description	Availability
PROGENSA PCA3	Uses APTIMA technology to detect the PCA3 gene, which is over-expressed by cancerous prostate tissue.	Marketed outside the U.S., including by distributor in Japan; PMA filed in the third quarter of 2010 to obtain FDA regulatory approval for sale within the U.S.

PCA3 ASRs	Analyte specific reagents used by laboratories qualified under CLIA to detect the PCA3 gene, which is over-expressed by cancerous prostate tissue.	ASRs available in the U.S.

Customers

The primary customers for our clinical diagnostic products include large reference laboratories, public health institutions and hospitals. Our blood screening products are marketed and distributed worldwide by Novartis under Novartis’ trademarks. Our blood screening collaboration with Novartis accounted for 37% of our total revenues in 2010 and 40% of our total revenues in 2009. Our blood screening collaboration with Novartis is largely dependent on three large customers in the United States, The American Red Cross, America’s Blood Centers and Creative Testing Solutions, but we do not receive any revenues directly from these entities. Novartis was our only customer that accounted for greater than 10% of our total revenues in 2010.

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

Sales Strategy

We market our products for the clinical diagnostics market to laboratories in the United States, Canada and certain countries in Europe through our direct sales force. In other countries, we rely on distributors for our clinical diagnostic products. As of December 31, 2010, our direct sales force consisted of a staff of 65 sales employees and a staff of 62 technical field support employees who support our sales efforts. Sales representatives principally focus on large accounts, including reference laboratories, public health institutions and hospitals throughout North America and certain European countries. Our sales representatives are able to recommend the appropriate business solution to meet the needs of our customers by presenting multiple NAT technology and instrumentation options. Sales representatives are trained to find new product opportunities, offer diagnostic solutions to address unmet customer needs, and provide comprehensive after-sale product support. In addition, our field technical support group provides training and ongoing technical support for all of our NAT products.

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

The blood screening products we manufacture under our collaboration agreement with Novartis are marketed and distributed solely by Novartis under Novartis’ trademarks. Under our collaboration agreement with Siemens, we and Siemens market our qualitative assays for HCV and Siemens distributes ASRs for the quantitative detection of the amount of HCV present in a sample.

Key Collaborations and Agreements

Co-Exclusive License from Stanford University

In August 1988, we obtained a license from Stanford University granting us rights under specified patent applications covering certain nucleic acid amplification methods related to TMA. This license was amended in April 1997. Under the amended license agreement, we are the co-exclusive worldwide licensee of the Stanford amplification technology, with Organon Teknika as the only other permitted Stanford licensee. We paid a license fee and are obligated to make royalty payments to Stanford based on net sales of products incorporating the licensed technology, subject to a minimum annual royalty payment. From inception through December 31, 2010, we incurred a total of $18.1 million in expenses under this agreement, including $3.4 million in expenses during 2010.

Our obligation to make royalty payments under this agreement terminates when the patents constituting the Stanford amplification technology expire, which is expected to occur in July 2017. This agreement may be terminated by Stanford upon a material breach of the agreement by us that is not cured following 60 days written notice.

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

In December 2006, Digene Corporation, or Digene, filed a demand for binding arbitration against Roche with the International Centre for Dispute Resolution, or ICDR, of the American Arbitration Association that asserted, among other things, that Roche materially breached a cross-license agreement between Roche and Digene by granting us an improper sublicense and sought a determination that the supply and purchase agreement was null and void. In July 2007, the ICDR arbitrators granted our petition to join the arbitration. In April 2009, following the arbitration hearing, a three-member arbitration panel from the ICDR issued an interim award rejecting all claims asserted by Digene (now Qiagen Gaithersburg, Inc.). In August 2009, the arbitrators issued their final arbitration award, which confirmed the interim award and also granted our motion to recover attorneys’ fees and costs from Digene in the amount of approximately $2.9 million. We filed a petition to confirm the arbitration award in the U.S. District Court for the Southern District of New York and Digene filed a petition to vacate or modify the award. In August 2010, the court confirmed the arbitration award and we received the $2.9 million from Digene, which was recorded as an offset to general and administrative expense.

Infectious Diseases

Agreement with Siemens Healthcare Diagnostics, Inc. (formerly Bayer Corporation).  We supply our TMA assay for the qualitative detection of HCV to Siemens pursuant to a collaboration agreement. We also supply Siemens with ASRs for the quantitative detection of HCV. Under the terms of the agreement, Siemens pays us a combination of transfer prices and royalties on sales of the HCV assays and reagents. We recognized $1.3 million in revenue during 2010 under our collaboration agreement with Siemens.

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

Starting in 2009, we were entitled to recover 50% of our manufacturing costs incurred in connection with the collaboration and will receive a percentage of the blood screening assay revenue generated under the collaboration. Our share of revenue from any assay that includes a test for HCV is as follows: 2009, 44%; 2010-2011, 46%; 2012-2013, 47%; 2014, 48%; and 2015 through the remainder of the term of the collaboration, 50%. Our share of blood screening assay revenue from any assay that does not test for HCV remains at 50%. Novartis has also reduced the amount of time between product sales and payment of our share of blood screening assay revenue from 45 days to 30 days.

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

From inception through December 31, 2010, we recognized a total of $1.5 billion in revenue under our collaboration with Novartis and have recorded $2.3 million in deferred license revenues as of December 31, 2010.

Genetic Testing

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

In April 2009, we further amended our license and collaboration agreement with DiagnoCure. Pursuant to this amendment, our exclusive license in the United States with respect to the licensed PCA3 marker will be converted into a co-exclusive license (with DiagnoCure) in the United States under certain conditions, including our failure to timely file an application with the FDA for regulatory approval of a PCA3 assay in the United States. In addition, we agreed to use commercially reasonable efforts to obtain FDA approval of specified PCA3 assays and to file an application with the FDA for regulatory approval of a PCA3 assay in the United States by a specified date. We also agreed to make annual payments of $0.5 million to DiagnoCure until specific milestones are met. We may apply half of the annual payments against future royalties due and payable to DiagnoCure under the license and collaboration agreement. We filed a PMA for our PROGENSA PCA3 assay on the DTS system with the FDA in the third quarter of 2010 and also plan to modify our existing PCA3 assay for use with our PANTHER instrument system in the future.

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

License Agreement with University of Michigan.  In April 2006, we entered into a license agreement with the University of Michigan, or the University, for exclusive worldwide rights to develop and commercialize diagnostic tests for recently discovered genetic translocations that have been shown in preliminary studies to be highly specific for prostate cancer tissue. We agreed to pay the University an up-front fee and royalties on eventual product sales, as well as development milestones. In addition, we agreed to fund certain research at the University to discover other potential prostate cancer translocations. The agreement will terminate upon the expiration or abandonment of the last to expire of the licensed patent rights. The University has the right to terminate the agreement upon written notice to us if we materially breach the agreement. We may terminate the agreement upon 45 days’ written notice to the University, provided we have paid all amounts owed to the University and delivered reports and other data due and owing under the agreement.

Research Agreement with GSK.  In June 2005, we entered into a research agreement with SmithKline Beecham Corporation, doing business as GlaxoSmithKline, and SmithKline Beecham (Cork) Ltd., together referred to as GSK. Under the terms of the agreement, we agreed to provide GSK our investigational PCA3 assay to test up to 6,800 clinical samples obtained from patients enrolled in GSK’s REDUCEtm (REduction by

DUtasteride of prostate Cancer Events) clinical trial, which was designed to determine the efficacy and safety of GSK’s drug dutasteride (AVODART) in reducing the risk of prostate cancer in men at increased risk of this disease. We agreed to reimburse GSK for expenses that GSK incurred for sample collection and related processes during the four-year prospective clinical trial. We also agreed to provide the PCA3 assay without charge and to pay third party clinical laboratory expenses for using the assay to test the samples. The agreement terminates on the earlier of six years from the commencement date or two years after certain clinical data is unblinded. GSK may terminate the agreement upon notice to us and we may terminate the agreement on specific dates provided certain conditions are met. Each party may also terminate the agreement for material breaches and in certain other limited circumstances. The agreement was amended in 2007 to expand its scope and include testing with our investigational assay for the TMPRSS gene fusion.

Collaboration Agreement with Pacific Biosciences.  In June 2010, we entered into a collaboration agreement with Pacific Biosciences regarding the research and development of instruments integrating our sample preparation technologies and Pacific Biosciences’ single-molecule DNA sequencing technologies for use in clinical diagnostics. Subject to customary termination rights, the initial term of the collaboration will end on the earlier of December 15, 2012 or six months after Pacific Biosciences demonstrates the proof of concept of its “V2” single-molecule DNA sequencing system.

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

Both parties have the right to terminate the development agreement for insolvency of the other party or for a material breach that is not cured within 80 days of written notice. Each of our rights and obligations under the supply agreement is contingent upon successful completion of the parties’ activities under the development agreement. The supply agreement has an initial term of ten years. Both parties have the right to terminate the supply agreement for insolvency of the other party or for a material breach that is not cured within 80 days of written notice.

Patents and Proprietary Rights

To establish and protect our proprietary technologies and products, we rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality provisions in our contracts.

We have implemented a patent strategy designed to maximize our intellectual property rights. We have obtained and are currently pursuing patent coverage in the United States and those foreign countries that are home to the majority of our anticipated customer base. As of December 31, 2010, we owned more than 540 issued United States and foreign patents. In addition, our patent portfolio includes pending patent applications in the United States and corresponding international filings in certain foreign countries. The last of our currently issued patents will expire by April 28, 2029. In addition, from time to time we may seek to enter into license agreements with third parties, pursuant to which we may license certain of our technologies to third parties in exchange for royalties or other payments as specified in the applicable license agreement. Our continued success will depend to a significant degree upon our ability to develop proprietary products and technologies and to obtain patent coverage for those products and technologies. We intend to continue to file patent applications covering novel and newly developed products and technologies.

We also rely in part on trade secret protection for our intellectual property. We attempt to protect our trade secrets by entering into confidentiality agreements with third parties, employees and consultants. The source code for our proprietary software is protected both as a trade secret and as copyrighted work. Our employees also sign agreements requiring that they assign to us their interests in inventions and original expressions and any corresponding patents and copyrights arising from their work for us. However, it is possible that these agreements may be breached, invalidated or rendered unenforceable, and if so, there may not be an adequate corrective remedy available to us.

Competition

The medical diagnostics and biotechnology industries are subject to intense competition. Our competitors in the United States and abroad are numerous and include, among others, Roche, Abbott Laboratories, through its subsidiary Abbott Molecular Inc., which we refer to collectively as Abbott, Becton, Dickinson and Company, or BD, Siemens, QIAGEN N.V., or Qiagen, One Lambda, Inc., or One Lambda, and bioMérieux. All of these companies are manufacturers of laboratory-based tests and instruments for the NAT market, and we believe that many of these companies are developing automated systems similar to our TIGRIS instrument. In addition, numerous other companies have announced their intention to enter the market.

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

Novartis retains certain rights to grant licenses of the patents related to HCV and HIV to third parties in blood screening using NAT. Prior to its acquisition by Novartis, Chiron Corporation, or Chiron, granted HIV and HCV licenses to Roche in the blood screening and clinical diagnostics fields. Chiron also granted HIV and HCV licenses in the clinical diagnostics field to Bayer Healthcare LLC (now Siemens), together with the right to grant certain additional HIV and HCV sublicenses in the field to third parties. If Novartis or Siemens grant additional licenses, further competition will be created for sales of HCV and HIV assays and these licenses could affect the prices that can be charged for our products.

Government Regulation

Our clinical diagnostic products generally are classified in the United States as “devices” and are regulated by the FDA’s Center for Devices and Radiological Health, or CDRH. Our blood screening products generally are classified in the United States as “biologics” and are regulated by CBER.

For us to market our clinical diagnostic products as medical devices in the United States, we generally must first obtain clearance from the FDA pursuant to Section 510(k) of the Federal Food, Drug, and Cosmetic Act, or FFDCA, or, if those products are not considered to be substantially equivalent to a legally marketed device, approval of a PMA, which requires human clinical trials. Clinical trials must be conducted in accordance with Good Clinical Practice under protocols generally submitted to the FDA.

In August 2010, the FDA’s CDRH issued two reports outlining potential changes to the 510(k) regulatory process. In addition, in January 2011, the CDRH issued an implementation plan containing 25 specific actions to be implemented in 2011 relating to the 510(k) regulatory process and associated administrative matters. The CDRH also deferred action on several other initiatives, including the creation of a new class of devices that would be subject to heightened review processes, until the Institute of Medicine, or IOM, issues a related report on the 510(k) regulatory process, which is expected to be released in the summer of 2011. Many of the actions proposed by the CDRH could result in significant changes to the 510(k) process, which would likely complicate the process of getting products cleared by the FDA.

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

With respect to post-market product advertising and promotion, the FDA imposes a number of complex regulations on entities that advertise and promote biologics, which include, among others, standards and regulations for direct-to-consumer advertising, off-label promotion, industry sponsored scientific and educational activities, and promotional activities involving the Internet. The FDA has broad enforcement authority under the FFDCA, and failure to abide by applicable FDA regulations can result in penalties, including the issuance of a warning letter requiring corrective advertising, a requirement that future advertising and promotional materials be pre-cleared by the FDA, and state and federal civil and criminal investigations and prosecutions.

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

Outside the United States, our ability to market our products is contingent upon maintaining our International Standards Organization, or ISO, certification, complying with European directives and in some cases receiving specific marketing authorization from the appropriate foreign regulatory authorities. The requirements governing the conduct of clinical trials, marketing authorization, pricing and reimbursement vary widely from country to country. Our European Union, or EU, product registrations cover all member states. Foreign registration is an ongoing process as we register additional products and/or product modifications.

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

Manufacturing and Raw Materials

We own two manufacturing facilities in the United States. Our Genetic Center Drive manufacturing facility in San Diego, California is dedicated to producing our clinical diagnostic products. In 1999, we completed our Rancho Bernardo manufacturing facility in San Diego, California for the manufacture of our blood screening products. This facility meets the strict standards set by CBER for the production of blood screening products. In the U.S we also lease facilities with manufacturing operations in Stamford, Connecticut and Waukesha, Wisconsin.

Outside of the U.S., we have manufacturing facilities in Cardiff and Abingdon in the United Kingdom, as well as in Besancon, France. In addition, we are in the process of consolidating our United Kingdom manufacturing operations in our recently expanded facility in Manchester, which we expect to complete in early 2012. We believe that our existing manufacturing facilities provide us with capacity to meet the needs of our currently anticipated growth.

We rely on one contract manufacturer for the production of each of our instrument product lines. For example, KMC Systems, Inc., or KMC Systems, is the only manufacturer of our TIGRIS instrument. We have no firm long-term commitments from KMC Systems or any of our other manufacturers to supply products to us for any specific period, or in any specific quantity, except as may be provided in a particular purchase order.

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

Employees

As of December 31, 2010, we had 1,363 full-time employees, of whom 292 hold advanced degrees, and 105 temporary employees. Of those full-time and temporary employees, 474 were in operations, 318 were in research and development, 252 were in sales and marketing, 219 were in general and administrative, and 205 were in regulatory, clinical and quality systems. None of our employees is covered by a collective bargaining agreement, and we consider our relationship with our employees to be good.

Geographic Information

For geographic information regarding our revenues, see Note 16 to the Consolidated Financial Statements included elsewhere in this report.

Item 1A.	Risk Factors

Our quarterly revenue and operating results may vary significantly in future periods and our stock price may decline.

Our operating results have fluctuated in the past and are likely to continue to do so in the future. Our revenues are unpredictable and may fluctuate due to changes in demand for our products, including fluctuations in demand for blood screening tests from our blood screening collaboration partner Novartis, the timing of acquisitions, the execution of customer contracts, the receipt of milestone payments, or the failure to achieve and receive the same, and the initiation or termination of corporate collaboration agreements. In addition, a significant portion of our costs can also vary substantially between quarterly or annual reporting periods. For example, the total amount of research and development costs in a period often depends on the amount of costs we incur in connection with manufacturing developmental lots and clinical trial lots. Moreover, a variety of factors may affect our ability to make accurate forecasts regarding our operating results. For example, certain of our products have a relatively limited sales history, which limits our ability to accurately project future sales, prices and related sales cycles. In addition, we base our internal projections of blood screening product sales and international sales of various diagnostic products on projections prepared by our distributors of these products and therefore we are dependent upon the accuracy of those projections. We expect continuing fluctuations in our manufacture and shipment of blood screening products and instruments to Novartis, which vary each period based on Novartis’ inventory levels and supply chain needs. In addition, our respiratory infectious disease product line is subject to significant seasonal fluctuations. Because of all of these factors, our operating results in one or more future quarters may fail to meet or exceed financial guidance we may provide from time to time and the expectations of securities analysts or investors, which could cause our stock price to decline. In addition, the trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about our business and that of our competitors. Furthermore, failure to achieve our operational goals may inhibit our targeted growth plans and the successful implementation of our strategic objectives.

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

We rely on Novartis to distribute blood screening products we manufacture. Commercial product sales to Novartis accounted for 39% and 41% of our total revenues for 2010 and 2009, respectively. In January 2009, we extended the term of our blood screening collaboration with Novartis to June 30, 2025, subject to earlier termination under certain limited circumstances specified in the collaboration agreement. In addition, we supply our transcription-mediated amplification, or TMA, assay for the qualitative detection of HCV and analyte specific reagents, or ASRs, for the quantitative detection of HCV to Siemens pursuant to a collaboration agreement.

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

In June 2010, for example, we entered into a collaboration agreement with Pacific Biosciences regarding the research and development of instruments integrating our sample preparation technologies and Pacific Biosciences’ single-molecule DNA sequencing technologies for use in clinical diagnostics. Subject to customary termination rights, the initial term of the collaboration will end on the earlier of December 15, 2012 and six months after Pacific Biosciences demonstrates the proof of concept of its “V2” single-molecule DNA sequencing system.

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

If any of our current collaboration agreements is terminated, or if we are unable to renew those collaborations on acceptable terms, we would be required to devote additional internal resources to product development or marketing or to terminate some development programs or seek alternative corporate collaborations. We may not be able to negotiate additional corporate collaborations on acceptable terms, if at all, and these collaborations may not be successful. In addition, in the event of a dispute under our current or any future collaboration agreements, such as those under our agreements with Novartis, Siemens and Pacific Biosciences, a court or arbitrator may not rule in our favor and our rights or obligations under an agreement subject to a dispute may be adversely affected, which may have an adverse effect on our business or operating results.

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

In April 2009, we acquired Tepnel, which we believe provides us with access to growth opportunities in transplant diagnostics, genetic testing and pharmaceutical services, as well as accelerates our ongoing strategic efforts to strengthen our marketing and sales, distribution and manufacturing capabilities in Europe. In October 2009 we acquired Prodesse, which we believe supports our strategic focus on commercializing differentiated molecular tests for infectious diseases. In addition, in December 2010, we acquired GTI Diagnostics, which we believe will strengthen our transplant diagnostics business, and provide us access to the specialty coagulation and transfusion-related blood bank markets. Our beliefs regarding the merits of these acquisitions are based upon numerous assumptions that are subject to risks and uncertainties that could deviate materially from our expectations, and could adversely affect our operating results.

Managing the acquisitions of Tepnel, Prodesse and GTI Diagnostics, as well as any other future acquisitions, will entail numerous operational and financial risks, including:

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

To finance any acquisitions, we may choose to issue shares of our common stock as consideration, which would result in dilution to our stockholders. If the price of our equity is low or volatile, we may not be able to use our common stock as consideration to acquire other companies. Alternatively, it may be necessary for us to raise additional funds through public or private financings. Additional funds may not be available on terms that are favorable to us, or at all.

Our future success will depend in part upon our ability to enhance existing products and to develop, introduce and commercialize new products.

The markets for our products are characterized by rapidly changing technology, evolving industry standards and new product introductions, which may make our existing products obsolete. Our future success will depend in part upon our ability to enhance existing products and to develop and introduce new products. We believe that we will need to continue to provide new products that can detect and quantify a greater number of organisms from a single sample. We also believe that we must develop new assays that can be performed on automated instrument platforms. The development of new instrument platforms, if any, in turn may require the modification of existing assays for use with the new instrument, and additional time-consuming and costly regulatory approvals. For example, our failure to successfully develop and commercialize our PANTHER instrument system on a timely basis could have a negative impact on our financial performance.

The development of new or enhanced products is a complex and uncertain process requiring the accurate anticipation of technological, market and medical practice trends, as well as precise technological execution. In addition, the successful development of new products will depend on the development of new technologies. We may be required to undertake time-consuming and costly development activities and to seek regulatory approval for these new products. We may experience difficulties that could delay or prevent the successful development, introduction and marketing of these new products. We have experienced delays in receiving FDA clearance in the past. Regulatory clearance or approval of any new products we may develop, such as our APTIMA HPV, APTIMA Trichomonas and PROGENSA PCA3 assays, may not be granted by the FDA or foreign regulatory authorities on a timely basis, or at all, and these and other new products may not be successfully commercialized. Failure to timely achieve regulatory approval for our products and introduce products to market could negatively affect our growth objectives and financial performance.

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

In the markets for clinical diagnostic products, a number of competitors, including Roche, Abbott, BD, Siemens, QIAGEN, One Lambda, bioMérieux, and Hologic, currently compete with us for product sales, primarily on the basis of technology, quality, reputation, accuracy, ease of use, price, reliability, the timing of new product introductions and product line offerings. Our existing competitors or new market entrants may be in better position than we are to respond quickly to new or emerging technologies, may be able to undertake more extensive marketing campaigns, may adopt more aggressive pricing policies and may be more successful in attracting potential customers, employees and strategic partners. Many of our competitors have, and in the future these and other competitors may have, significantly greater financial, marketing, sales, manufacturing, distribution and technological resources than we do. Moreover, these companies may have substantially greater expertise in conducting clinical trials and research and development, greater ability to obtain necessary intellectual property licenses and greater brand recognition than we do, any of which may adversely affect our customer retention and market share.

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

We have one third-party manufacturer for each of our instrument product lines. KMC Systems is the only manufacturer of our TIGRIS instrument; MGM Instruments, Inc., or MGM Instruments, is the only manufacturer of our LEADER series of luminometers; and Stratec is the only manufacturer of our PANTHER instrument system. We are dependent on these third-party manufacturers, and this dependence exposes us to increased risks associated with production delays, delivery schedules, manufacturing capability, quality control, quality assurance and costs.

We have no firm long-term commitments from KMC Systems, MGM Instruments or Stratec to supply products to us for any specific period, or in any specific quantity, except as may be provided in a particular purchase order. If KMC Systems, MGM Instruments, Stratec or any of our other third-party manufacturers experiences delays, disruptions, capacity constraints or quality control problems in its development or manufacturing operations or becomes insolvent or otherwise fails to supply us with products in sufficient quantities, then instrument shipments to our customers could be delayed, which would decrease our revenues and harm our competitive position and reputation. Further, because we place orders with our manufacturers based on forecasts of expected demand for our instruments, if we inaccurately forecast demand we may be unable to obtain adequate manufacturing capacity or adequate quantities of components to meet our customers’ delivery requirements, or we may accumulate excess inventories.

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

The clinical diagnostic and blood screening products we design, develop, manufacture and market are subject to rigorous regulation by the FDA and numerous other federal, state and foreign governmental authorities. We generally are prohibited from marketing our clinical diagnostic products in the United States unless we obtain either 510(k) clearance or premarket approval from the FDA. In August 2010, the FDA’s CDRH issued two reports outlining potential changes to the 510(k) regulatory process. In addition, in January 2011, the CDRH issued an implementation plan containing 25 specific actions to be implemented in 2011 relating to the 510(k) regulatory process and associated administrative matters. The CDRH also deferred action on several other initiatives, including the creation of a new class of devices that would be subject to heightened review processes, until the IOM issues a related report on the 510(k) regulatory process, which is expected to be released in the summer of 2011. Many of the actions proposed by the CDRH could result in significant changes to the 510(k) process, which would likely complicate the process of getting products cleared by the FDA. Delays in receipt of, or failure to obtain, clearances or approvals for future products could delay or preclude realization of product revenues from new products or result in substantial additional costs which could decrease our profitability.

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

The process of seeking and obtaining regulatory approvals, particularly from the FDA and some foreign governmental authorities, to market our products can be costly and time consuming, and approvals might not be granted for future products on a timely basis, if at all. In addition, unexpected complications in conducting trials could cause us to incur unanticipated expenses or result in delays or difficulties in receiving FDA approval. For example, when we started the U.S. clinical trial for our investigational APTIMA HPV assay we originally expected that we would enroll and test approximately 7,000 women. However, we actually enrolled approximately 13,000 women in the trial based on the actual prevalence of cervical disease observed. Although we submitted a PMA to the FDA for our investigational APTIMA HPV assay on the TIGRIS system in the fourth quarter of 2010, we cannot provide any assurances that the FDA will ultimately approve the use of our APTIMA HPV assay. We have also recently submitted applications to the FDA for clearance or approval of a number of other assays, including our APTIMA Trichomonas vaginalis assay and our PROGENSA PCA3 assay. There can be no assurance that any of these assays will be approved for sale in the United States on a timeline consistent with our expectations, or at all. Failure to obtain or delay in obtaining FDA approval of any of our newly developed assays could have a material adverse effect on our financial performance.

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

Historically, a limited number of customers have accounted for a significant portion of our total revenues, and we do not have any long-term commitments with these customers, other than our collaboration agreement with Novartis. Total revenues from our blood screening collaboration with Novartis, which include product sales, collaborative research revenues and royalties, accounted for 40% and 42% of our total revenues for 2010 and 2009, respectively. Our blood screening collaboration with Novartis is largely dependent on three large customers in the United States, The American Red Cross, America’s Blood Centers and Creative Testing Solutions, although we do not receive any revenues directly from those entities. Novartis was our only customer that accounted for greater than 10% of total revenues during 2010. However, various state and city public health agencies accounted for an aggregate of 8% of our total revenues for both 2010 and 2009. Although state and city public health agencies are legally independent of each other, we believe they tend to act similarly with respect to their product purchasing decisions. We anticipate that our operating results will continue to depend to a significant extent upon revenues from a small number of customers. The loss of any of our key customers, or a significant reduction in sales volume or pricing to those customers, could significantly reduce our revenues.

Intellectual property rights on which we rely to protect the technologies underlying our products may be inadequate to prevent third parties from using our technologies or developing competing products.

Our success will depend in part on our ability to obtain patent protection for, or maintain the secrecy of, our proprietary products, processes and other technologies for the development of blood screening and clinical diagnostic products and instruments. Although we had more than 540 U.S. and foreign patents covering our products and technologies as of December 31, 2010, these patents, or any patents that we may own or license in the future, may not afford meaningful protection for our technology and products. The pursuit and assertion of a patent right, particularly in areas like nucleic acid diagnostics and biotechnology, involve complex determinations and, therefore, are characterized by substantial uncertainty. In addition, the laws governing patentability and the scope of patent coverage continue to evolve, particularly in biotechnology. As a result, patents might not issue from certain of our patent applications or from applications licensed to us. Our existing patents will expire by April 28, 2029 and the patents we may obtain in the future also will expire over time.

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

In October 2009, we filed a patent infringement action against BD in the U.S. District Court for the Southern District of California. The complaint alleges that BD’s Vipertm XTRtm testing system infringes five of our U.S. patents covering automated processes for preparing, amplifying and detecting nucleic acid targets. The complaint also alleges that BD’s ProbeTectm Female Endocervical and Male Urethral Specimen Collection Kits for Amplified Chlamydia trachomatis/Neisseria gonorrhoeae (CT/GC) DNA assays used with the Viper XTR testing system infringe two of our U.S. patents covering penetrable caps for specimen collection tubes. Finally, the complaint alleges that BD has infringed our U.S. patent on methods and kits for destroying the ability of a nucleic acid to be amplified; however, we have moved to dismiss this specific claim from the lawsuit, while maintaining all other claims. The complaint seeks monetary damages and injunctive relief. In March 2010, we filed a second complaint for patent infringement against BD in the U.S. District Court for the Southern District of California alleging that BD’s BD MAX Systemtm (formerly known as the HandyLab Jaguar system) infringes four of our U.S. patents covering automated processes for preparing, amplifying and detecting nucleic acid targets. The second complaint also seeks monetary damages and injunctive relief. In June 2010, these two actions were consolidated into a single legal proceeding. There can be no assurances as to the final outcome of this litigation.

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

The U.S. health care reform law could adversely affect our business, profitability and stock price.

Comprehensive health care reform legislation has been signed into law in the United States. Although we cannot fully predict the many ways that health care reform might affect our business, the law imposes a 2.3% excise tax on certain transactions, including many U.S. sales of medical devices, which we expect will include U.S. sales of our assays and instruments. This tax is scheduled to take effect in 2013. It is unclear whether and to what extent, if at all, other anticipated developments resulting from health care reform, such as an increase in the number of people with health insurance and an increased focus on preventive medicine, may provide us additional revenue to offset this increased tax. If additional revenue does not materialize, or if our efforts to offset the excise tax through price increases, spending cuts or other actions are unsuccessful, the increased tax burden would adversely affect our financial performance, which in turn could cause the price of our stock to decline.

Our indebtedness could adversely affect our financial health.

In February 2009, we entered into a credit agreement with Bank of America which provided for a one-year senior secured revolving credit facility in an amount of up to $180.0 million that is subject to a borrowing base formula. The revolving credit facility has a sub-limit for the issuance of letters of credit in a face amount of up to $10.0 million. In March 2009, we and Bank of America amended the credit facility to increase the amount which we may borrow from time to time under the credit agreement from $180.0 million to $250.0 million. As of February 18, 2011, the total principal amount outstanding under the revolving credit facility was $250.0 million. The term of our credit facility with Bank of America has been extended twice and currently expires in February 2012.

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

As of December 31, 2010, we had approximately $518.0 million of long-lived assets, including $14.0 million of capitalized software, net of accumulated amortization, relating primarily to our TIGRIS and PANTHER instruments, goodwill of $150.3 million, a $5.4 million investment in Qualigen, Inc., or Qualigen, a $5.0 million investment in DiagnoCure, a $0.7 million investment in Roka, and $181.7 million of capitalized licenses and manufacturing access fees, patents, purchased intangible assets and other long-term assets. Additionally, we had $69.8 million of land and buildings, $23.9 million of building improvements, $65.3 million of equipment and furniture and fixtures and $1.9 million in construction in progress. The substantial majority of our long-lived assets are located in the United States. The carrying amounts of long-lived and intangible assets are affected whenever events or changes in circumstances indicate that the carrying amount of any asset may not be recoverable.

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

We engage one or more third parties to manage some of our cash consistent with an investment policy that restricts investments to debt securities of high credit quality, with requirements placed on maturities and concentration by security type and issue. These investments are intended to preserve principal while providing liquidity adequate to meet our projected cash requirements. Risk of principal loss is intended to be minimized through diversified short and medium term investments of high quality, but these investments are not, in every case, guaranteed or fully insured. In light of recent changes in the credit market, some high quality short term investment securities, similar to the types of securities that we invest in, have suffered illiquidity, events of default or deterioration in credit quality. If our short term investment portfolio becomes affected by any of the foregoing or other adverse events, we may incur losses relating to these investments. In addition, the Pacific Biosciences common stock we hold, which trades on the NASDAQ Global Select Market under the symbol “PACB”, is also subject to various market and investment risks. We may lose all or a portion of the value of our investment in Pacific Biosciences as a result of a decline in the value of Pacific Biosciences’ common stock.

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

Blood screening and clinical diagnostic products are regulated by the FDA as well as other foreign medical regulatory bodies. In some cases, such as in the United States and the EU, certain products may also require individual lot release testing. Maintaining compliance with multiple regulators, and multiple centers within the FDA, adds complexity and cost to our overall manufacturing processes. In addition, our manufacturing facilities and those of our contract manufacturers are subject to periodic regulatory inspections by the FDA and other federal and state regulatory agencies, and these facilities are subject to FDA requirements relating to the Quality System Regulation. We or our contractors may fail to satisfy these regulatory requirements in the future, and any failure to do so may prevent us from selling our products.

Our sales to international markets are subject to additional risks.

Sales of our products outside the United States accounted for 27% and 26% of our total revenues for 2010 and 2009, respectively. Sales by Novartis of collaboration blood screening products outside of the United States accounted for 58% and 60% of our total international revenues for 2010 and 2009, respectively.

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

In addition, we anticipate that requirements for smaller pool sizes of blood samples will result in lower gross margin percentages, as additional tests are required to deliver the sample results. We have already observed this trend with respect to certain sales in international markets. In general, international pool sizes are smaller than domestic pool sizes and, therefore, growth in blood screening revenues attributed to international expansion has led and we expect that it will continue to lead to lower gross margin percentages.

If third-party payors do not reimburse our customers for the use of our clinical diagnostic products or if they reduce reimbursement levels, our ability to sell our products will be harmed.

We sell our clinical diagnostic products primarily to large reference laboratories, public health institutions and hospitals, substantially all of which receive reimbursement for the health care services they provide to their patients from third-party payors, such as Medicare, Medicaid and other government programs, private insurance plans and managed care programs. Most of these third-party payors may deny reimbursement if they determine that a medical product was not used in accordance with cost-effective treatment methods, as determined by the third-party payor, or was used for an unapproved indication. Third-party payors may also refuse to reimburse for experimental procedures and devices. In addition, foreign medical reimbursement rules are not always consistent with U.S. approaches and often differ from country to country, which complicates the process of introducing new products in foreign jurisdictions.

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

We manufacture substantially all of our products in five manufacturing facilities, two of which are located in San Diego, California, two of which are located in Waukesha, Wisconsin and the other is located in Stamford, Connecticut. These facilities and the manufacturing equipment we use would be costly to replace and could require substantial lead time to repair or replace. Our facilities may be harmed by natural or man-made disasters, including, without limitation, earthquakes, tornadoes and fires, and in the event they are affected by a disaster, we would be forced to rely on third-party manufacturers. The wildfires in San Diego in October 2007 required that we temporarily shut down our facility for the manufacture of blood screening products. In the event of a disaster, we may lose customers and we may be unable to regain those customers thereafter. Although we possess insurance for damage to our property and the disruption of our business from casualties, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.

In addition, we may also suffer disruptions in our ability to ship products to customers or otherwise operate our business as a result of other natural disasters, such as the eruptions of a volcano in Iceland which necessitated the closing of a significant portion of the airspace over Europe for several days and caused the cancellation of thousands of airline flights during April 2010. Further eruptions by this Icelandic volcano or the occurrence of other natural disasters having a similar effect could harm our business and results of operations.

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

Growth in our business, including as a result of acquisitions, has placed and may continue to place a significant strain on our personnel, facilities, management systems and resources. We will need to continue to improve our operational and financial systems and managerial controls and procedures and train and manage our workforce. In addition, we will have to maintain close coordination among our various departments and locations. If we fail to effectively manage our growth, it could adversely affect our ability to pursue business opportunities and expand our business.

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

Our worldwide headquarters are located in our two adjacent facilities located on Genetic Center Drive in San Diego, California. We own each of the facilities and the underlying land. The first facility is 262,000 square feet. The second facility consists of a 291,000 square foot shell, with approximately 219,000 square feet built-out. The remaining expansion space can be used to accommodate future growth.

In February 2008, we completed the purchase of the facility where we manufacture our blood screening products. We had previously leased this facility, which consists of approximately 94,000 square feet, located in San Diego, California, since November 1997. The purchase price was $15.7 million.

We also lease a 37,000 square foot facility in Stamford, Connecticut, which functions as the base of our HLA testing products business that we acquired in connection with our acquisition of Tepnel in April 2009. The lease currently runs through April 2015.

In the United Kingdom, we own a 23,000 square foot facility in Cardiff and a 20,000 square foot facility in Livingston, as well as lease space in Abingdon and Manchester. During the second quarter of 2010, we initiated a plan to consolidate our operations in the United Kingdom to Manchester and Livingston in order to accommodate the anticipated growth in the business and to optimize expenses. In connection with this consolidation we entered into a new lease covering our facility in Manchester, which increased the size of the leased space to approximately 57,000 square feet. The lease for the Manchester facility is a 25 year lease which runs through August 2035.

Additionally, we lease space in the following locations: Aachen, Germany; Antwerp, Belgium; Besancon, France; Tokyo, Japan; Waukesha, Wisconsin; and Wiesbaden, Germany.

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

Digene Corporation

In December 2006, Digene filed a demand for binding arbitration against Roche with the ICDR of the American Arbitration Association that asserted, among other things, that Roche materially breached a cross-license agreement between Roche and Digene by granting us an improper sublicense and sought a determination that a supply and purchase agreement between Roche and us was null and void. Under the supply and purchase agreement, Roche manufactures and supplies us with oligonucleotides for HPV, which we use in our molecular diagnostic assays. In July 2007, the ICDR arbitrators granted our petition to join the arbitration. In April 2009, following the arbitration hearing, a three-member arbitration panel from the ICDR issued an interim award rejecting all claims asserted by Digene (now Qiagen Gaithersburg, Inc.). In August 2009, the arbitrators issued their final arbitration award, which confirmed the interim award and also granted our motion to recover attorneys’ fees and costs from Digene in the amount of approximately $2.9 million. We filed a petition to confirm the arbitration award in the U.S. District Court for the Southern District of New York and Digene filed a petition to vacate or modify the award. In August 2010, the court confirmed the arbitration award and we received the $2.9 million from Digene, which was recorded as an offset to general and administrative expense.

Becton, Dickinson and Company

In October 2009, we filed a patent infringement action against BD in the U.S. District Court for the Southern District of California. The complaint alleges that BD’s Vipertm XTRtm testing system infringes five of our U.S. patents covering automated processes for preparing, amplifying and detecting nucleic acid targets. The complaint also alleges that BD’s ProbeTectm Female Endocervical and Male Urethral Specimen Collection Kits for Amplified Chlamydia trachomatis/Neisseria gonorrhoeae (CT/GC) DNA assays used with the Viper XTR testing system infringe two of our U.S. patents covering penetrable caps for specimen collection tubes. Finally, the complaint alleges that BD has infringed our U.S. patent on methods and kits for destroying the ability of a nucleic acid to be amplified; however, we have moved to dismiss this specific claim from the lawsuit, while maintaining all other claims. The complaint seeks monetary damages and injunctive relief. In March 2010, we filed a second complaint for patent infringement against BD in the U.S. District Court for the Southern District of California alleging that BD’s BD MAX Systemtm (formerly known as the HandyLab Jaguar system) infringes four of our U.S. patents covering automated processes for preparing, amplifying and detecting nucleic acid targets. The second complaint also seeks monetary damages and injunctive relief. In June 2010, these two actions were consolidated into a single legal proceeding. There can be no assurances as to the final outcome of this litigation.

Item 4.	(Removed and Reserved).

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been traded on The Nasdaq Global Select Market since September 16, 2002 under the symbol GPRO. Prior to that time, there was no public market for our common stock. The following table sets forth the high and low sale prices for our common stock as reported on The Nasdaq Global Select Market for the periods indicated:

2010	High	Low

First Quarter	$50.21	$42.19
Second Quarter	$51.33	$42.60
Third Quarter	$49.52	$42.00
Fourth Quarter	$59.75	$46.95

2009	High	Low

First Quarter	$47.11	$37.50
Second Quarter	$49.29	$40.66
Third Quarter	$43.63	$35.70
Fourth Quarter	$45.24	$40.50

As of February 18, 2011, there were 5,906 stockholders of record of our common stock. We have not paid any cash dividends to date and do not anticipate any being paid in the foreseeable future.

Issuer Purchases of Equity Securities

			Total Number	Approximate
			of Shares	Dollar Value
			Purchased as	of Shares
			Part of	that May Yet
	Total		Publicly	Be Purchased
	Number of	Average	Announced	Under the
	Shares	Price Paid	Plans or	Plans or
	Purchased	Per Share	Programs	Programs

October 1-31, 2010	178,500	$48.03	178,500	$3,346,955
November 1-30, 2010	66,701	49.20	66,701	—
December 1-31, 2010	83	53.75	—	—

Total(1)(2)	245,284		245,201

(1)	In February 2010, our Board of Directors authorized the repurchase of up to $100.0 million of our common stock until December 31, 2010, through negotiated or open market transactions. There was no minimum or maximum number of shares to be repurchased under the program. During the fourth quarter of 2010, we completed the program by repurchasing 245,201 shares at an average price of $48.35 per share. From inception of the program, we repurchased a total of 2,165,201 shares at an average price of $46.16 per share, or approximately $99.9 million.

(2)	The difference between the total number of shares purchased and the total number of shares purchased as part of publicly announced plans or programs is due to the shares of common stock withheld by us for the payment of taxes upon vesting of certain employees’ restricted stock. During the fourth quarter of 2010, we repurchased and retired 83 shares of our common stock, at an average price of $53.75, withheld by us to satisfy employee tax obligations upon vesting of restricted stock granted under our 2003 Incentive Award Plan. We may make similar repurchases in the future to satisfy employee tax obligations upon vesting of restricted stock. We had an aggregate of approximately 97,000 shares of restricted stock, 24,000 shares of deferred issuance restricted stock awards and 65,000 performance stock awards outstanding as of December 31, 2010.

Item 6.	Selected Financial Data

SELECTED FINANCIAL INFORMATION

The selected financial data set forth below with respect to our consolidated statements of income for each of the three years in the period ended December 31, 2010 and with respect to our consolidated balance sheets, at December 31, 2010 and 2009 are derived from our consolidated financial statements that have been audited by Ernst & Young LLP, independent registered public accounting firm, which are included elsewhere in this report. The statement of income data for the years ended December 31, 2007 and 2006 and the balance sheet data as of December 31, 2008, 2007, and 2006 are derived from our audited consolidated financial statements that are not included in this report. The selected financial information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes appearing elsewhere in this report.

	2010	2009	2008	2007	2006
	(In thousands, except per share data)

Statement of income data for the years ended December 31:
Revenues:
Product sales	$522,709	$483,759	$429,220	$370,877	$325,307
Collaborative research revenue	14,518	7,911	20,581	16,619	15,937
Royalty and license revenue	6,100	6,632	22,894	15,518	13,520

Total revenues	543,327	498,302	472,695	403,014	354,764
Operating expenses:
Cost of product sales	169,222	152,393	128,029	119,641	103,882
Acquisition-related intangible amortization	8,847	4,144	—	—	—
Research and development	111,103	105,970	101,099	97,144	84,545
Marketing and sales	59,492	53,853	45,850	39,928	37,096
General and administrative	56,818	61,828	52,322	47,007	44,936

Total operating expenses	405,482	378,188	327,300	303,720	270,459

Income from operations	137,845	120,114	145,395	99,294	84,305
Net income	$106,937	$91,783	$106,954	$86,140	$59,498

Net income per share:
Basic	$2.20	$1.82	$1.98	$1.62	$1.15
Diluted	$2.18	$1.79	$1.95	$1.58	$1.12
Weighted average shares outstanding(1):
Basic	48,560	50,356	53,740	52,860	51,637
Diluted	49,033	50,965	54,785	54,355	53,200
Balance sheet data as of December 31:
Cash, cash equivalents and current marketable securities(2)	$230,338	$485,606	$431,398	$395,417	$159,406
Working capital(2)	93,259	333,560	506,457	480,321	211,555
Total assets	1,167,797	1,128,185	869,531	789,053	623,839
Long-term obligations	6,654	16,215	2,162	1,893	1,211
Stockholders’ equity(3)	823,379	767,175	813,760	738,040	570,208

(1)	Effective January 1, 2009, we adopted FASB guidance which addresses whether instruments granted in share-based payment transactions are participating securities and therefore have a potentially dilutive effect on earnings per share. This guidance was applied retroactively to all periods presented. The impact on previously reported earnings per share was not material.

(2)	In 2009, we began reporting investments that are in an unrealized loss position deemed to be temporary with a contractual maturity of greater than 12 months as non-current marketable securities. Our working capital at December 31, 2010 decreased $240.3 million from December 31, 2009. This decline in working capital resulted from a $243.8 million increase in our non-current marketable securities from December 31, 2009 to December 31, 2010. Additionally, prior year amounts have been reclassified to conform to the current year presentation.

(3)	Effective January 1, 2007, we reduced beginning retained earnings by approximately $1.0 million due to adoption of FASB guidance on accounting for uncertainty in income taxes.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a global leader in the development, manufacture and marketing of rapid, accurate and cost-effective molecular diagnostic products and services that are used primarily to diagnose human diseases, screen donated human blood, and ensure transplant compatibility. Our molecular diagnostic products are designed to detect diseases more rapidly and/or accurately than older tests, and are among the fastest-growing categories of the IVD industry.

We market a broad portfolio of NATs to detect infectious microorganisms, including those causing STDs, tuberculosis, strep throat and other infections. Our leading clinical diagnostics products include our APTIMA family of assays that are used to detect the common STDs chlamydia and gonorrhea.

In 2009 and 2010, we expanded our portfolio of products with acquisitions focused on transplant-related and respiratory diagnostics. Our transplant diagnostics business, which we obtained as part of our acquisition of Tepnel in April 2009, offers diagnostics to help determine the compatibility between donors and recipients in tissue and organ transplants. Our acquisition of Prodesse added a portfolio of real-time PCR products for detecting influenza and other infectious organisms. In addition, in December 2010, we acquired GTI Diagnostics, a manufacturer of certain of our transplant diagnostic products, in addition to specialty coagulation and transfusion-related blood bank products.

In blood screening, we developed and manufacture the PROCLEIX assays, which are used to detect HIV-1, HBV, HCV, and WNV in donated human blood. Our blood screening products are marketed worldwide by Novartis under Novartis’ trademarks. We were awarded the 2004 National Medal of Technology, the nation’s highest honor for technological innovation, in recognition of our pioneering work in developing NAT testing systems to safeguard the nation’s blood supply.

Several of our current and future molecular tests can be performed on our TIGRIS instrument, a fully automated, high-throughput NAT system for diagnostics and blood screening. We are building on the success of our TIGRIS instrument system by developing and commercializing our next-generation PANTHER instrument, which is designed to be a versatile, fully automated NAT system for low- to mid-volume laboratories. The PANTHER instrument was CE-marked and launched in Europe in the fourth quarter of 2010.

Our development pipeline includes products to detect:

•	HPV, which causes cervical cancer;

•	gene-based markers for prostate cancer;

•	Trichomonas, a common parasite that causes a highly prevalent STD;

•	certain respiratory infections;

•	antigens and antibodies that are used to determine transplant and transfusion compatibility; and

•	specialty coagulation products.

Recent Events

Financial Results

Product sales for 2010 were $522.7 million, compared to $483.8 million in 2009, an increase of 8%. Total revenues for 2010 were $543.3 million, compared to $498.3 million in 2009, an increase of 9%. Net income for

2010 was $106.9 million ($2.18 per diluted share), compared to $91.8 million ($1.79 per diluted share) in 2009, an increase of 16%.

Our total revenues, net income and fully diluted earnings per share during 2010 included the results of operations of both Tepnel and Prodesse, as well as the operations of GTI Diagnostics from the date of acquisition in December 2010. In contrast, our total revenues, net income and fully diluted earnings per share during 2009 only included the results of operations of Tepnel and Prodesse from their respective dates of acquisition in April 2009 and October 2009, as well as $8.2 million of additional one-time revenue associated with the renegotiation of our collaboration agreement with Novartis, which we recognized in the first quarter of 2009.

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

Acquisition of GTI Diagnostics

In December 2010, we acquired GTI Diagnostics for approximately $53.0 million on a net-cash basis. Our acquisition of GTI Diagnostics has broadened and strengthened our transplant diagnostics business, and has also provided us access to new products in the specialty coagulation and transfusion-related blood bank markets.

Stock Repurchase Program

In February 2010, our Board of Directors authorized the repurchase of up to $100.0 million of our common stock until December 31, 2010, through negotiated or open market transactions. There was no minimum or maximum number of shares to be repurchased under the program. During 2010, we repurchased and retired approximately 2,165,000 shares under this program at an average price of $46.16 per share, or approximately $99.9 million in total, thereby completing the program.

Critical accounting policies and estimates

Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, the collectability of accounts receivable, valuation of inventories and long-lived assets, including license and manufacturing access fees, patent costs and capitalized software, equity investments in publicly and privately held companies, accrued liabilities, income tax and the valuation of stock-based compensation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, which form the basis for making judgments about the carrying values of assets and liabilities. Senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of our Board of Directors. Actual results may differ from these estimates.

The following critical accounting policies affect the significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue recognition

We record shipments of our clinical diagnostic products as product sales when the product is shipped and title and risk of loss has passed and when collection of the resulting receivable is reasonably assured.

We manufacture blood screening products according to demand schedules provided by Novartis. Upon shipment to Novartis, we recognize blood screening product sales at an agreed upon transfer price and record the related cost of products sold. Based on the terms of our collaboration agreement with Novartis, our ultimate share of the net revenue from sales to the end user is not known until reported to us by Novartis. We then adjust blood screening product sales upon receipt of customer revenue reports and a net payment from Novartis of amounts reflecting our ultimate share of net sales by Novartis for these products, less the transfer price revenues previously recognized. We amended our agreement with Novartis effective as of January 1, 2009 to decrease the time period between product sales and net payment of our share of blood screening assay revenue from 45 days to 30 days.

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

Stock-based compensation

Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period. Stock-based compensation expense is recognized based on the value of share-based payment awards that are ultimately expected to vest, which coincides with the award holder’s requisite service period. Certain of these costs are capitalized into inventory on our consolidated balance sheets, and are recognized as an expense when the related products are sold.

Marketable securities

The primary objectives of our marketable debt security investment portfolio are liquidity and safety of principal. Investments are made with the goal of achieving the highest rate of return consistent with these two objectives. Our investment policy limits investments to certain types of debt and money market instruments issued by institutions primarily with investment grade credit ratings and places restrictions on maturities and concentration by type and issuer.

Marketable debt and equity securities are carried at fair value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity under the caption “Accumulated other comprehensive income.” The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in “Investment and interest income.”

Realized gains and losses, and declines in value judged to be other-than-temporary on marketable debt and equity securities, are included in “Investment and interest income.” The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in “Investment and interest income.”

We periodically review our marketable securities for other-than-temporary declines in fair value below their cost basis, or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. When assessing marketable debt and equity securities for other-than-temporary declines in value, we consider factors including: the significance of the decline in value compared to the cost basis; the underlying factors contributing to a decline in the prices of securities in a single asset class; how long the market value of the investment has been less than its cost basis; any market conditions that impact liquidity; the views of external investment managers; any news or financial information that has been released specific to the investee; and the outlook for the overall industry in which the investee operates.

In October 2010, Pacific Biosciences completed an initial public offering of its common stock, which now trades on the NASDAQ Global Select Market under the symbol “PACB.” As a result of the initial public offering, our preferred stock was converted into common stock. During the quarter ended December 31, 2010, we reclassified our investment in Pacific Biosciences from a Level 3 investment to a Level 1 investment with a cost basis of $50.0 million. Our investment in Pacific Biosciences is the only marketable equity security we held as of December 31, 2010. These securities had a fair value of $52.1 million as of December 31, 2010, and are included in “Marketable securities, net of current portion,” on our consolidated balance sheets. Our shares of Pacific Biosciences’ common stock are subject to a customary lock-up period, which generally prohibits us from selling or otherwise transferring such securities until on or about April 23, 2011 (180 days after the date of the final prospectus relating to Pacific Biosciences’ initial public offering).

We do not consider our investments in marketable securities with a current unrealized loss position to be other-than-temporarily impaired at December 31, 2010 because we do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost. However, investments in an unrealized loss position deemed to be temporary at December 31, 2010 that have a contractual maturity of greater than 12 months have been classified as non-current marketable securities under the caption “Marketable securities, net of current portion,” reflecting our current intent and ability to hold such investments to maturity. Our investments in marketable debt securities and marketable equity securities are classified as available-for-sale.

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

For 2010, 2009 and 2008, total gross charges to our inventory reserves have not impacted gross margin, as a percentage of sales, by more than 0.4%. We believe that similar charges to estimated inventory reserves, and the related effect on gross margins, are reasonably likely in the future. Historically, changes to inventory valuation reserves in subsequent periods have not materially affected cost of product sales.

Valuation of goodwill and long-lived assets

Our business acquisitions typically result in the recording of goodwill and other intangible assets, and the recorded values of those assets may become impaired in the future. We also acquire intangible assets in other types of transactions. As of December 31, 2010, our goodwill and intangible assets (excluding capitalized software), net of accumulated amortization, were $150.3 million and $173.0 million, respectively. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements. For intangible assets purchased in a business combination, the estimated fair values of the assets acquired are used to establish their recorded values. Valuation techniques consistent with the market approach, income approach and/or cost approach are used to measure fair value. An estimate of fair value can be affected by many assumptions which require significant judgment. For example, the income approach requires assumptions related to the appropriate business model to be used to estimate cash flows, total addressable market, pricing and share forecasts, competition, technology obsolescence, future tax rates and discount rates. Our estimate of the fair value of certain assets, or our conclusion that the value of certain assets is not reliably estimable, may differ materially from determinations made by others who use different assumptions or utilize different business models. New information may arise in the future that affects our fair value estimates and could result in adjustments to our estimates in the future, which could have an adverse impact on our results of operations.

We assess the impairment of goodwill and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Impairment is reviewed at least annually, and occurs at the same time in the fourth quarter of each year, unless circumstances indicate that impairment has occurred before the fourth quarter of any given year. We completed our impairment test in the fourth quarter of 2010 and determined that the fair value of goodwill and long-lived assets exceeded the carrying value of those assets and therefore no impairment loss was necessary.

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

At December 31, 2010, capitalized software development costs totaled $14.0 million, net of accumulated amortization. Of that total, $13.4 million related to products for use on our TIGRIS and PANTHER instruments, which we began amortizing on a straight-line basis over 120 months in May 2004 and December 2010, respectively, coinciding with the general release of the instruments to our customers.

Recent accounting pronouncements

For information on the recent accounting pronouncements impacting our business, see Note 1 of the Notes to Consolidated Financial Statements included elsewhere in this report.

Results of Operations

Amounts and percentages in the following tables and throughout our discussion and analysis of financial condition and results of operations may reflect rounding adjustments. Percentages have been rounded to the nearest whole percentage.

Product sales

	Years Ended
	December 31,			2010/2009		2009/2008
(Dollars in millions)	2010	2009	2008	$ Change	% Change	$ Change	% Change

Clinical diagnostics	$305.8	$274.2	$222.9	$31.6	12%	$51.3	23%
Blood screening	203.1	197.6	206.3	5.5	3%	(8.7)	(4)%
Research products and services	13.8	12.0	—	1.8	15%	12.0	N/M

Total product sales	$522.7	$483.8	$429.2	$38.9	8%	$54.6	13%

As a percent of total revenues	96%	97%	91%

Our primary source of revenue comes from product sales, which consist primarily of the sale of clinical diagnostics and blood screening products. Our clinical diagnostic product sales consist primarily of the sale of our women’s health, other infectious disease, transplant diagnostics, and genetic testing products. The principal customers for our clinical diagnostics products include reference laboratories, public health institutions and hospitals. The blood screening assays and instruments we manufacture are marketed and distributed worldwide through our collaboration with Novartis under the Procleix and Ultrio trademarks.

We recognize product sales from the manufacture and shipment of tests for screening donated blood at the contractual transfer prices specified in our collaboration agreement with Novartis for sales to end-user blood bank facilities located in countries where our products have obtained governmental approvals. Blood screening product sales are then adjusted monthly corresponding to Novartis’ payment to us of amounts reflecting our ultimate share of net revenue from sales by Novartis to end users, less the transfer price revenues previously recorded. Net sales are ultimately equal to the sales of the assays by Novartis to third parties, less freight, duty and certain other adjustments specified in our collaboration agreement with Novartis, multiplied by our share of the net revenue.

Product sales increased by 8% in 2010 from 2009. The increase was primarily attributed to higher APTIMA assay sales, contributions from our acquired companies, and higher blood screening revenues.

Product sales increased by 13% in 2009 from 2008. The increase was primarily attributed to additional product sales from the companies we acquired in 2009 and higher APTIMA assay sales, partially offset by a decrease in blood screening sales, primarily due to lower shipments and unfavorable exchange rate impacts.

Clinical diagnostic product sales

Clinical diagnostic product sales, including assay, instrument, and ancillary sales, represented $305.8 million, or 59% of product sales in 2010, compared to $274.2 million, or 57% of product sales in 2009. The $31.6 million increase in clinical diagnostic product sales from 2009 to 2010 is primarily attributed to customer conversion from our non-amplified PACE test to our amplified APTIMA test. In general, the price of our amplified APTIMA test is twice that of our non-amplified PACE product, thus the conversion from PACE to APTIMA drives an overall increase in product sales even if underlying testing volumes remain the same. The increase can also be attributed to additional sales by our acquired companies in 2010 compared to 2009.

During 2010, clinical diagnostic product sales were negatively affected as compared to 2009 by unfavorable estimated exchange rate impacts of $0.2 million, primarily due to a stronger U.S. dollar versus the Euro.

Clinical diagnostic product sales, including assay, instrument, and ancillary sales, represented $274.2 million, or 57% of product sales in 2009, compared to $222.9 million, or 52% of product sales in 2008. The $51.3 million increase in clinical diagnostic product sales from 2008 to 2009 is primarily attributed to the addition of transplant diagnostic, genetic testing and infectious disease product sales resulting from our acquisitions of Tepnel and

Prodesse in 2009, volume gains in our APTIMA product line as the result of PACE conversions, market share gains we attribute to the superior clinical performance of our APTIMA assays and the availability of our fully automated TIGRIS instrument.

During 2009, clinical diagnostic product sales were negatively affected as compared to 2008 by unfavorable estimated exchange rate impacts of $2.9 million, primarily due to a stronger U.S. dollar versus the Euro.

Blood screening product sales

Blood screening product sales, including assay, instrument, and ancillary sales, represented $203.1 million, or 39% of product sales in 2010, compared to $197.6 million, or 41% of product sales in 2009. The $5.5 million increase in blood screening product sales from 2009 to 2010 is primarily attributed to an increase in blood screening product demand from Novartis, the contractual increase in the net percentage share of revenues we receive from Novartis, as well as an increase in the sale of blood screening-related instrumentation. These factors were offset by $8.2 million of one-time revenue recognized during 2009 as a result of the renegotiation of our collaboration agreement with Novartis.

During 2010, blood screening product sales were negatively affected as compared to 2009 by unfavorable estimated exchange rate impacts of $0.8 million, primarily due to a stronger U.S. dollar versus the Euro.

Blood screening product sales, including assay, instrument, and ancillary sales, represented $197.6 million, or 41% of product sales in 2009, compared to $206.3 million, or 48% of product sales in 2008. The $8.7 million decrease in blood screening product sales from 2008 to 2009 is primarily attributed to test demand fluctuations from our partner Novartis and the unfavorable impact of foreign currency exchange rates, partially offset by $8.2 million of one-time revenue recognized during 2009. Blood screening shipments to Novartis were $18.4 million lower in 2009 than in 2008, primarily associated with lower U.S. shipments of the Procleix HIV-1/HCV assay as customers began to adopt the Procleix Ultrio assay, lower U.S. shipments of the Procleix Ultrio assay due to the post-marketing yield study which concluded at the end of 2008, and lower WNV test shipments. In addition to these factors, the decrease in blood screening product sales for 2009 was also caused by a one-time $2.6 million benefit related to our net share of revenue under our collaboration with Novartis recorded in the prior year.

During 2009, blood screening product sales were negatively affected as compared to 2008 by unfavorable estimated exchange rate impacts of $6.1 million, primarily due to a stronger U.S. dollar versus the Euro.

Research products and services

As a result of our acquisition of Tepnel in April 2009, we have established an additional category of product sales, which we refer to as “Research products and services.” These sales represent outsourcing services for the pharmaceutical, biotechnology and healthcare industries, including nucleic acid purification and analysis services, as well as the sale of monoclonal antibodies. These sales totaled $13.8 million in 2010 as compared to $12.0 million in 2009. The increase from 2009 to 2010 is primarily due to an additional quarter of research products and services revenues that were not present in the prior year due to our acquisition of Tepnel in April 2009.

Collaborative research revenue

	Years Ended
	December 31,			2010/2009		2009/2008
(Dollars in millions)	2010	2009	2008	$ Change	% Change	$ Change	% Change

Collaborative research revenue	$14.5	$7.9	$20.6	$6.6	84%	$(12.7)	(62)%
As a percent of total revenues	3%	2%	4%

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

The costs associated with collaborative research revenue are based on fully burdened full-time equivalent rates and are reflected in our consolidated statements of income under the captions “Research and development,” “Marketing and sales” and “General and administrative,” based on the nature of the costs. We do not separately track all of the costs applicable to our collaborations and, therefore, are not able to quantify all of the costs associated with collaborative research revenue.

Collaborative research revenue increased 84% in 2010 compared to 2009. The $6.6 million increase was primarily due to reimbursements from Novartis for shared development expenses attributable to the development of the PANTHER instrument and product enhancements for use in the blood screening market.

Collaborative research revenue decreased 62% in 2009 compared to 2008. The $12.7 million decrease was primarily due to a non-recurring $10.0 million milestone payment received from Novartis in the prior year and $4.5 million of revenue received from 3M Corporation related to our healthcare-associated infection collaboration which ended in June 2008. These decreases were partially offset by increased reimbursements from Novartis for shared development expenses, primarily attributable to development efforts for the PANTHER instrument in 2009.

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

Royalty and license revenue

	Years Ended
	December 31,			2010/2009		2009/2008
(Dollars in millions)	2010	2009	2008	$ Change	% Change	$ Change	% Change

Royalty and license revenue	$6.1	$6.6	$22.9	$(0.5)	(8)%	$(16.3)	(71)%
As a percent of total revenues	1%	1%	5%

We recognize revenue for royalties due to us under license agreements with third parties upon the manufacture, sale or use of our products or technologies. For those arrangements where royalties are reasonably estimable, we recognize revenue based on estimates of royalties earned during the applicable period and adjust for differences between the estimated and actual royalties. Historically, these adjustments have not been material. For those arrangements where royalties are not reasonably estimable, we recognize revenue upon receipt of royalty statements from the applicable licensee. Non-refundable license fees are recognized over the related performance period or at the time that we have satisfied all performance obligations.

Royalty and license revenue decreased by 8% in 2010 as compared to 2009. The $0.5 million decrease was primarily a result of lower collaboration royalties received from Novartis related to the plasma testing market.

Royalty and license revenue decreased by 71% in 2009 as compared to 2008. The $16.3 million decrease was primarily due to the $16.4 million payment we received from Siemens, as an assignee of Bayer, during the first quarter of 2008.

Royalty and license revenue may fluctuate based on the nature of the related agreements and the timing of receipt of license fees. Results in any one period are not necessarily indicative of results to be achieved in the future. In addition, our ability to generate additional royalty and license revenue will depend, in part, on our ability to market and commercialize our technologies.

Cost of product sales

	Years Ended
	December 31,			2010/2009		2009/2008
(Dollars in millions)	2010	2009	2008	$ Change	% Change	$ Change	% Change

Cost of product sales	$169.2	$152.4	$128.0	$16.8	11%	$24.4	19%
Gross profit margin as a percent of product sales	68%	69%	70%

Cost of product sales includes direct material, direct labor and manufacturing overhead associated with the production of inventories. Cost of product sales may fluctuate significantly in different periods based on changes in production volumes for both commercially approved products and products under development or in clinical trials. Cost of product sales is also affected by manufacturing efficiencies, allowances for scrap or expired material, additional costs related to initial production quantities of new products after achieving FDA approval, instrument and software amortization, and contractual adjustments, such as instrumentation costs, instrument service costs, warranty costs and royalties. Cost of product sales excludes the amortization of acquisition-related intangibles.

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

Cost of product sales increased 11% in 2010 compared to 2009. The $16.8 million increase was primarily due to additional cost of product sales by our acquired companies and increases attributed to instrumentation, APTIMA, and blood screening product shipments. These higher costs were partially offset by favorable manufacturing variances related to changes in production volumes.

Our gross profit margin as a percentage of product sales decreased to 68% in 2010 from 69% in 2009. The decrease in gross profit margin as a percentage of product sales was principally attributed to lower gross margins in blood screening product sales as a result of an increase in test shipments as a proportion of our overall share of blood screening revenues, lower overall gross margin percentage at our acquired Tepnel businesses and increased sales of lower margin instrumentation. These decreases were partially offset by increased sales of higher margin APTIMA products.

Cost of product sales increased 19% in 2009 compared to 2008. The $24.4 million increase was primarily due to additional cost of product sales as a result of our acquisitions of Tepnel and Prodesse, manufacturing variances related to changes in production volumes, increased instrumentation volume, and increased APTIMA sales. These increased costs were partially offset by lower blood screening assay shipments.

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

A portion of our blood screening revenues is attributable to sales of TIGRIS instruments to Novartis, which totaled $15.9 million, $15.9 million and $12.4 million during 2010, 2009 and 2008, respectively. Under our collaboration agreement with Novartis, we sell TIGRIS instruments to them at prices that approximate cost and share in profits of end-user sales in the United States. These instrument sales, therefore, negatively impact our gross margin percentage in the periods when they occur, but are a necessary precursor to increased sales of blood screening assays in the future.

Acquisition-related intangible amortization

	Years Ended
	December 31,			2010/2009		2009/2008
(Dollars in millions)	2010	2009	2008	$ Change	% Change	$ Change	% Change

Acquisition-related intangible amortization	$8.8	$4.1	$—	$4.7	115%	$4.1	N/M
As a percent of total revenues	2%	1%	0%

Amortization expense related to our acquired intangible assets increased 115% in 2010 as compared to 2009. The $4.7 million increase was attributable to an additional three months of amortization expense resulting from our acquisition of Tepnel in April 2009 as well as an additional nine months of amortization expense resulting from our acquisition of Prodesse in October 2009. Our acquired intangible assets are amortized using the straight-line method over their estimated useful lives, which range from 5 to 20 years. For details on the intangible assets acquired as part of our acquisitions of Tepnel, Prodesse and GTI Diagnostics, please refer to Note 2 — Business combinations, of the Notes to the Consolidated Financial Statements included elsewhere in this report.

Research and development

	Years Ended
	December 31,			2010/2009		2009/2008
(Dollars in millions)	2010	2009	2008	$ Change	% Change	$ Change	% Change

Research and development	$111.1	$106.0	$101.1	$5.1	5%	$4.9	5%
As a percent of total revenues	20%	21%	21%

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

R&D expenses increased 5% in 2010 from 2009. The $5.1 million increase was primarily related to our acquired Tepnel and Prodesse businesses, partially offset by a decline in clinical trial expenses for our HPV assay.

R&D expenses increased 5% in 2009 from 2008. The $4.9 million increase was primarily due to the addition of Tepnel’s R&D expenses as well as increased spending for clinical evaluations primarily associated with our HPV clinical trial, partially offset by a decrease in amortization due mostly to an impairment charge recorded in the second quarter of 2008 associated with our license agreement with Corixa Corporation.

Marketing and sales

	Years Ended
	December 31,			2010/2009		2009/2008
(Dollars in millions)	2010	2009	2008	$ Change	% Change	$ Change	% Change

Marketing and sales	$59.5	$53.9	$45.9	$5.6	10%	$8.0	17%
As a percent of total revenues	11%	11%	10%

Our marketing and sales expenses include salaries and other personnel-related expenses, promotional expenses, and outside services.

Marketing and sales expenses increased 10% in 2010 from 2009. The $5.6 million increase is primarily attributed to an increase in salaries, personnel-related expenses, and marketing activities due to our continued investment in international expansion, primarily in Western Europe, and our acquisition of Prodesse in October 2009.

Marketing and sales expenses increased 17% in 2009 from 2008. The $8.0 million increase is primarily attributed to the addition of marketing and sales expenses as a result of our acquisition of Tepnel, as well as an increase in salaries and personnel-related expenses due to our continued investment in international expansion efforts, primarily in Western Europe, and the related promotion and sale of our CE-marked PCA3 and HPV products.

General and administrative

	Years Ended
	December 31,			2010/2009		2009/2008
(Dollars in millions)	2010	2009	2008	$ Change	% Change	$ Change	% Change

General and administrative	$56.8	$61.8	$52.3	$(5.0)	(8)%	$9.5	18%
As a percent of total revenues	10%	12%	11%

Our general and administrative, or G&A, expenses include expenses for finance, legal, strategic planning and business development, public relations and human resources.

G&A expenses decreased 8% in 2010 from 2009. The $5.0 million decrease is primarily attributable to the receipt in August 2010 of a $2.9 million arbitration award for attorneys’ fees and costs related to our arbitration proceeding with Digene and lower G&A costs associated with our acquired Tepnel and Prodesse businesses. This decrease was partially offset by an increase in legal fees relating to our litigation with BD, and an increase in expenses related to the consolidation of our United Kingdom operations and costs associated with the acquisition of GTI Diagnostics.

G&A expenses increased 18% in 2009 from 2008. The $9.5 million increase is primarily attributed to the addition of Tepnel’s G&A expenses, as well as business development costs associated with the Tepnel and Prodesse acquisitions and the spin-off of our industrial testing assets to Roka in 2009. These increases were partially offset by a decrease in legal fees due to the completion of the Digene arbitration.

Total other income, net

	Years Ended
	December 31,			2010/2009		2009/2008
(Dollars in millions)	2010	2009	2008	$ Change	% Change	$ Change	% Change

Investment and interest income	$11.8	$21.6	$16.8	$(9.8)	(45)%	$4.8	29%
Interest expense	(2.2)	(1.9)	—	(0.3)	16%	(1.9)	N/M
Gain on contingent consideration	8.0	—	—	8.0	N/M	—	N/M
Other income (expense), net	(0.2)	—	(1.3)	(0.2)	N/M	1.3	(100)%

Total other income, net	$17.4	$19.7	$15.5	$(2.3)	(12)%	$4.2	27%

Total other income, net, decreased 12% in 2010 from 2009. The $9.8 million decrease in investment and interest income is primarily attributed to lower net realized gains on sales of marketable securities, decreased interest income due to lower investment balances in 2010 as a result of the sale of investments to fund our recent acquisitions, cash used for our stock repurchase program, and higher purchase premium amortizations arising from increased market demand for tax-advantaged municipal bonds. Interest expense attributable to borrowings under our credit facility with Bank of America during 2010 increased $0.3 million as compared to 2009 due to a full year of recognized interest costs in 2010, and higher average monthly fees based on the London Interbank Offered Rate, or LIBOR.

We recorded a non-cash gain of $8.0 million in 2010 as a result of a reduction in the fair value of the contingent consideration liability related to our acquisition of Prodesse. The fair value of the contingent consideration liability was reduced to $0 as of December 31, 2010 because we do not currently expect to make any further milestone payments related to our acquisition of Prodesse. Future milestone payments, if any, will occur by the second quarter of 2012. The net increase in other expense of $0.2 million in 2010 from 2009 was primarily attributable to exchange rate impacts.

Total other income, net, increased 27% in 2009 from 2008. The $4.8 million increase in investment and interest income is primarily attributed to $10.5 million in net realized gains on sales of marketable securities, partially offset by decreased interest income due to lower investment balances in 2009 as a result of our recent acquisitions and cash used for our stock repurchase program. In 2009, we recorded $1.9 million of interest expense attributable to borrowings under our credit facility with Bank of America. The $1.3 million net increase in other income in 2009 from 2008 was primarily attributable to a $1.6 million impairment charge on our investment in Qualigen recorded in the third quarter of 2008, as well as favorable exchange rate impacts in 2009.

Income tax expense

	Years Ended December 31,			2010/2009		2009/2008
(Dollars in millions)	2010	2009	2008	$ Change	% Change	$ Change	% Change

Income tax expense	$48.3	$48.0	$53.9	$0.3	1%	$(5.9)	(11)%
As a percent of income before tax	31%	34%	34%

Our effective tax rate in 2010 decreased from 2009 primarily due to the expiration of statutes of limitations for past tax returns, contingent consideration adjustments in 2010 that are generally not taxable, and a statutory increase in U.S. domestic manufacturing tax benefits, offset by the negative impact of lower tax advantaged interest income.

Our effective tax rate in 2009 was consistent with 2008 primarily due to the combined effect of greater benefits from research tax credits and the negative impact of lower tax advantaged interest income.

Liquidity and capital resources

	December 31,	December 31,
	2010	2009
	(In millions)

Cash, cash equivalents and current marketable securities	$230.3	$485.6
Working capital	93.3	333.6
Current ratio	1.3:1	2.1:1

Our working capital at December 31, 2010 decreased $240.3 million from December 31, 2009. This decline in working capital can be attributed to an increase in our non-current marketable securities of $243.8 million from December 31, 2009 to December 31, 2010. Our non-current marketable securities at December 31, 2010 include $207.2 million of marketable debt securities and a $52.1 million equity investment in Pacific Biosciences. During 2010, we generated $169.6 million of cash from operations. Additionally we used $99.9 million to repurchase shares under our 2010 stock repurchase program and $53.0 million to acquire GTI Diagnostics.

The primary objectives of our investment policy are liquidity and safety of principal. Consistent with these objectives, investments are made with the goal of achieving the highest rate of return. The policy places emphasis on securities of high credit quality, with restrictions placed on maturities and concentration by security type and issue.

Our marketable securities include equity securities, treasury securities, tax advantaged municipal securities and FDIC insured corporate bonds with a minimum Moody’s credit rating of A3 or a Standard & Poor’s credit rating of A-. As of December 31, 2010, we did not hold auction rate securities and have never held any such securities. Our investment policy limits the effective maturity on individual securities to six years and an average portfolio maturity to three years. At December 31, 2010, our portfolios had an average maturity of two years and an average credit quality of AA1 as defined by Moody’s.

	Years Ended December 31,			$ Change	$ Change
	2010	2009	2008	2010/2009	2009/2008
	(In millions)

Cash provided by (used in):
Operating activities	$169.6	$145.0	$178.3	$24.6	$(33.3)
Investing activities	(114.5)	(198.4)	(139.9)	83.9	(58.5)
Financing activities	(75.9)	74.8	(53.5)	(150.7)	128.3
Purchases of property, plant and equipment (included in investing activities above)	(30.7)	(32.4)	(39.3)	1.7	6.9

Our primary source of liquidity has been cash from operations, which includes the collection of accounts and other receivables related to product sales, collaborative research agreements, and royalty and license fees. Additionally, our liquidity was enhanced in 2009 by our credit facility with Bank of America, described in Note 10 — Borrowings, of the Notes to the Consolidated Financial Statements included elsewhere in this report. Our primary short-term cash needs, which are subject to change, include continued R&D spending to support new products, costs related to commercialization of products and purchases of instrument systems for placement with our customers. In addition, we may use cash for strategic purchases which may include the acquisition of businesses and/or technologies complementary to our business and for stock repurchase programs. Certain R&D costs may be funded under collaboration agreements with our collaboration partners.

Operating activities provided net cash of $169.6 million in 2010, primarily from net income of $106.9 million and net non-cash charges of $62.6 million. Non-cash charges primarily consisted of depreciation of $26.8 million, stock-based compensation expense of $24.1 million, amortization of intangibles of $17.7 million and a non-cash gain on contingent consideration of $8.0 million.

Net cash used in investing activities in 2010 was $114.5 million. Uses of cash included $53.0 million to acquire GTI Diagnostics, a $50.0 million investment in Pacific Biosciences, purchases of property, plant and equipment of $30.7 million and purchases of capitalized software of $3.9 million. Offsetting our uses of cash in 2010 were $26.4 million in net proceeds from the sale and maturities of marketable securities.

Net cash used in financing activities in 2010 was $75.9 million, primarily driven by $99.9 million used to repurchase and retire approximately 2,165,000 shares of our common stock under our 2010 stock repurchase program and a $10.0 million payment made to former Prodesse securityholders for achievement of an acquisition-related milestone, partially offset by $31.8 million in proceeds from the issuance of our common stock under stock option and employee stock purchase plans.

We believe that our available cash balances, anticipated cash flows from operations, proceeds from stock option exercises and borrowings under our credit facility will be sufficient to satisfy our operating needs for the foreseeable future. However, we operate in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, we may in the future be required to raise additional funds through the sale of equity or debt securities or from additional credit facilities. Additional capital, if needed, may not be available on satisfactory terms, if at all. Further, debt financing may subject us to covenants restricting our operations. Because our current credit facility is secured by our marketable debt securities, any significant needs for cash may cause us to liquidate some or all of our marketable debt securities resulting in the need to partially or completely pay down, or refinance, this indebtedness.

Contractual obligations and commercial commitments

Our contractual obligations due for purchase commitments, collaborative agreements and minimum royalties as of December 31, 2010 were as follows (in millions):

		Less than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Material purchase commitments(1)	$48.4	$37.4	$5.2	$5.5	$0.3
Operating leases(2)	27.6	2.4	5.3	3.6	16.2
Collaborative commitments(3)	3.7	1.0	1.2	0.8	0.7
Minimum royalty commitments(4)	16.5	1.6	3.8	4.5	6.6
Deferred employee compensation(5)	4.0	0.7	1.6	1.0	0.7
Capital leases(6)	0.4	0.2	0.2	—	—
Credit facility, including accrued interest(7)	240.4	240.4	—	—	—

Total(8)	$341.0	$283.7	$17.3	$15.4	$24.5

(1)	Amounts represent our minimum purchase commitments for instruments and raw materials from key vendors.

(2)	Reflects obligations for facilities and vehicles under operating leases in place as of December 31, 2010. Future minimum lease payments are included in the table above.

(3)	In addition to the minimum payments due under our collaborative agreements included in the table above, we may be required to pay up to $9.8 million in milestone payments, plus royalties on net sales of any products using specified technology.

(4)	Amounts represent our minimum royalties due on the net sales of products incorporating licensed technology and subject to a minimum annual royalty payment. During 2010, we recorded $9.8 million in royalty costs related to our various license agreements.

(5)	The $4.0 million represents deferred compensation plan liabilities for in-service distributions. Our total deferred compensation plan liability as of December 31, 2010 was $6.2 million, which includes the $4.0 million included in the table above and $2.2 million due to employees upon retirement. We have excluded the amount payable upon employee retirement from the table above as we cannot reasonably predict when such retirement events may occur.

(6)	Reflects obligations on capital leases in place as of December 31, 2010. Interest amounts were not material; therefore, capital lease obligations are shown net of interest expense in the table above.

(7)	As of December 31, 2010, the total principal amount outstanding under our revolving credit facility with Bank of America was $240.0 million. The term of this credit facility is due to expire in February 2012. Interest payable on this outstanding amount included in the table above has been estimated based on the interest rate payable at December 31, 2010, which was approximately 0.86%. In addition, we are required to pay a commitment fee on funds available for borrowing under the credit facility, which has also been estimated for the remaining term of the credit facility based on the fixed-rate of 0.25% at December 31, 2010.

(8)	Does not include amounts relating to our obligations under our collaboration with Novartis, pursuant to which both parties have obligations to each other. Under our collaboration agreement with Novartis, we are obligated to manufacture and supply blood screening assays to Novartis, and Novartis is obligated to purchase all of the assay quantities specified on a 90-day demand forecast, due 90 days prior to the date Novartis intends to take delivery, and certain quantities specified on a rolling 12-month forecast.

Liabilities associated with uncertain tax positions, currently estimated at $10.6 million (including interest), are not included in the table above as we cannot reasonably estimate when, if ever, an amount would be paid to a government agency. Ultimate settlement of these liabilities is dependent on factors outside of our control, such as examinations by each agency and expiration of statutes of limitation for assessment of additional taxes.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to interest earned on our investment portfolio and the amount of interest payable on our senior secured revolving credit facility with Bank of America. As of December 31, 2010, the total principal amount outstanding under the revolving credit facility was $240.0 million. At our option, loans accrue interest at a per annum rate based on, either: the base rate (the base rate is defined as the greatest of (i) the federal funds rate plus a margin equal to 0.50%, (ii) Bank of America’s prime rate and (iii) LIBOR plus a margin equal to 1.00%); or LIBOR plus a margin equal to 0.60%, in each case for interest periods of 1, 2, 3 or 6 months as selected by us. We do not believe that we are exposed to significant interest rate risk with respect to our credit facility based on our option to select the rate at which interest accrues under the credit facility, the short-term nature of the borrowings and our ability to pay off the outstanding balance in a timely manner if the applicable interest rate under the credit facility increases above the current interest rate yields on our investment portfolio. A 100 basis point increase or decrease in interest rates would increase or decrease our interest expense by approximately $2.4 million on an annual basis.

Our risk associated with fluctuating interest income is limited to our investments in interest rate sensitive financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage this exposure to interest rate changes. We seek to ensure the safety and preservation of our invested principal by limiting default risk, market risk, and reinvestment risk. We mitigate default risk by investing in investment grade securities with an average portfolio maturity of no more than three years. A 25 basis point increase or decrease in interest rates would increase or decrease our current investment balance by approximately $2.3 million. While changes in interest rates may affect the fair value of our investment portfolio, any gains or losses are not recognized in our consolidated statements of income until the investment is sold or if a reduction in fair value is determined to be other-than-temporary.

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

Under our collaboration agreement with Novartis, a growing portion of blood screening product sales is from western European countries. As a result, our international blood screening product sales are affected by changes in the foreign currency exchange rates of those countries where Novartis’ business is conducted in Euros or other local currencies. Based on international blood screening product sales in 2010, a 10% movement of currency exchange rates would result in a blood screening product sales increase or decrease of approximately $5.2 million annually. Similarly, a 10% movement of currency exchange rates would result in a clinical diagnostic product sales increase or decrease of approximately $4.9 million annually. A 10% movement of currency exchange rates would result in a research products and services sales increase or decrease of approximately $1.4 million annually. The majority of our collaborative research revenues and royalty and license revenues are denominated in U.S. dollars and, as such, are not subject to exchange rate exposure. Our exposure for both blood screening and clinical diagnostic product sales is primarily in the U.S. dollar versus the Euro, British pound, Australian dollar and Canadian dollar.

Our total payables denominated in foreign currencies as of December 31, 2010 were not material. Our receivables by currency as of December 31, 2010 reflected in U.S. dollar equivalents were as follows (in millions):

U.S. dollar	$42.4
Euro	6.2
British pound	4.7
Canadian dollar	1.3
Czech koruna	0.3
Danish krone	0.2

Total gross trade accounts receivable	$55.1

In order to reduce the effect of foreign currency fluctuations, from time to time we have used foreign currency forward contracts, or forward contracts, to hedge certain foreign currency transaction exposures. Specifically, we entered into forward contracts with a maturity of approximately 30 days to hedge against the foreign exchange exposure created by certain balances that were denominated in a currency other than the principal reporting currency of the entity recording the transaction. These types of forward contracts do not qualify for hedge accounting and, accordingly, all of these instruments are marked to market at each balance sheet date by a charge to earnings. The gains and losses on such forward contracts are meant to mitigate the gains and losses on outstanding foreign currency transactions. We believe that such forward contracts, when used, do not subject us to undue risk due to foreign exchange movements because gains and losses on these contracts are generally offset by losses and gains on the underlying assets and liabilities. We do not use derivatives for trading or speculative purposes.

We did not enter into any foreign currency forward contracts during 2010.

Item 8.	Financial Statements and Supplementary Data

Our consolidated financial statements and the Reports of Ernst & Young LLP, our Independent Registered Public Accounting Firm, are included in this Annual Report on Form 10-K on pages F-1 through F-44.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2010.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

On December 15, 2010, we completed the acquisition of GTI Diagnostics. The 2010 financial statements of GTI constituted less than 10% of our total assets as of December 31, 2010 and less than 10% of our total revenues and net income for the year then ended. We have not completed our evaluation of the design and operation of internal control over financial reporting of this consolidated subsidiary as of December 31, 2010 due to the timing of the completion of the transaction and as allowed by Securities and Exchange Commission rules. We will complete such evaluation in fiscal year 2011.

Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2010. This report, which expressed an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2010, is included elsewhere herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Gen-Probe Incorporated:

We have audited Gen-Probe Incorporated’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Gen-Probe Incorporated’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of GTI Diagnostics, which is included in the 2010 consolidated financial statements of Gen-Probe Incorporated and constituted less than 10% of total assets as of December 31, 2010 and less than 10% of revenues and net income for the year then ended. Our audit of internal control over financial reporting of Gen-Probe Incorporated also did not include an evaluation of the internal control over financial reporting of GTI Diagnostics.

In our opinion, Gen-Probe Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Gen-Probe Incorporated as of December 31, 2010 and 2009, and the related consolidated statements of income, cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2010 and our report dated February 23, 2011 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

San Diego, California
February 23, 2011

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated in this report by reference from the information under the captions “Information Regarding the Board of Directors and Corporate Governance,” “Executives” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Proxy Statement to be filed in connection with our 2011 Annual Meeting of Stockholders, or the Proxy Statement.

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

The information required by this Item is incorporated in this report by reference from the information under the captions “Certain Related-Person Transactions,” “Related-Person Transactions Policy and Procedures” and “Information Regarding the Board of Directors and Corporate Governance” contained in the Proxy Statement.

Item 14.	Principal Accounting Fees and Services

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

1. The following financial statements of Gen-Probe Incorporated and Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, are included in this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2010 and 2009

Consolidated Statements of Income for each of the three years in the period ended December 31, 2010

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2010

Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended December 31, 2010

Notes to Consolidated Financial Statements

2. Schedule II — Valuation and Qualifying Accounts and Reserves for each of the three years in the period ended December 31, 2010

Financial Statement schedules. All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.

3. List of Exhibits required by Item 601 of Regulation S-K.

(b) Exhibits. See the Exhibit Index and Exhibits filed or furnished in connection with this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEN-PROBE INCORPORATED

By:	/s/ Carl W. Hull
Carl W. Hull
President and Chief Executive Officer (Principal Executive Officer)

Date: February 23, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Carl W. Hull Carl W. Hull	President, Chief Executive Officer and Director (Principal Executive Officer)	February 23, 2011

/s/ Herm Rosenman Herm Rosenman	Senior Vice President — Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 23, 2011

/s/ Henry L. Nordhoff Henry L. Nordhoff	Chairman	February 23, 2011

/s/ John W. Brown John W. Brown	Director	February 23, 2011

/s/ Armin M. Kessler Armin M. Kessler	Director	February 23, 2011

/s/ John C. Martin John C. Martin, Ph.D.	Director	February 23, 2011

/s/ Brian A. McNamee Brian A. McNamee, M.B.B.S.	Director	February 23, 2011

/s/ Phillip M. Schneider Phillip M. Schneider	Director	February 23, 2011

/s/ Lucy Shapiro Lucy Shapiro, Ph.D.	Director	February 23, 2011

/s/ Abraham D. Sofaer Abraham D. Sofaer	Director	February 23, 2011

/s/ Patrick J. Sullivan Patrick J. Sullivan	Director	February 23, 2011

GEN-PROBE INCORPORATED

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Gen-Probe Incorporated:

We have audited the accompanying consolidated balance sheets of Gen-Probe Incorporated as of December 31, 2010 and 2009, and the related consolidated statements of income, cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gen-Probe Incorporated at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Gen-Probe Incorporated’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2011 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

San Diego, California
February 23, 2011

GEN-PROBE INCORPORATED

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,	December 31,
	2010	2009

ASSETS
Current assets:
Cash and cash equivalents, including restricted cash of $16 and $17 at December 31, 2010 and December 31, 2009, respectively	$59,690	$82,616
Marketable securities	170,648	402,990
Trade accounts receivable, net of allowance for doubtful accounts of $355 and $516 at December 31, 2010 and December 31, 2009, respectively	54,739	55,305
Accounts receivable — other	5,493	4,707
Inventories	66,416	61,071
Deferred income tax	13,634	13,959
Prepaid income tax	2,993	7,317
Prepaid expenses	11,672	14,526
Other current assets	5,148	4,708

Total current assets	390,433	647,199
Marketable securities, net of current portion	259,317	15,472
Property, plant and equipment, net	160,863	157,437
Capitalized software, net	13,981	12,560
Patents, net	12,450	1,556
Goodwill	150,308	122,680
Purchased intangibles, net	120,270	108,015
License, manufacturing access fees and other assets, net	60,175	63,266

Total assets	$1,167,797	$1,128,185

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,614	$20,455
Accrued salaries and employee benefits	26,825	24,775
Other accrued expenses	13,935	24,755
Income tax payable	634	—
Short-term borrowings	240,000	240,127
Deferred revenue	1,166	3,527

Total current liabilities	297,174	313,639
Non-current income tax payable	8,315	5,958
Deferred income tax	29,775	23,220
Deferred revenue, net of current portion	2,500	1,978
Other long-term liabilities	6,654	16,215
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 20,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value per share; 200,000,000 shares authorized, 47,966,156 and 49,143,798 shares issued and outstanding at December 31, 2010 and December 31, 2009, respectively	5	5
Additional paid-in capital	195,820	242,615
Accumulated other comprehensive income	678	4,616
Retained earnings	626,876	519,939

Total stockholders’ equity	823,379	767,175

Total liabilities and stockholders’ equity	$1,167,797	$1,128,185

See accompanying notes to consolidated financial statements

GEN-PROBE INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Years Ended December 31,
	2010	2009	2008

Revenues:
Product sales	$522,709	$483,759	$429,220
Collaborative research revenue	14,518	7,911	20,581
Royalty and license revenue	6,100	6,632	22,894

Total revenues	543,327	498,302	472,695
Operating expenses:
Cost of product sales (excluding acquisition-related intangible amortization)	169,222	152,393	128,029
Acquisition-related intangible amortization	8,847	4,144	—
Research and development	111,103	105,970	101,099
Marketing and sales	59,492	53,853	45,850
General and administrative	56,818	61,828	52,322

Total operating expenses	405,482	378,188	327,300

Income from operations	137,845	120,114	145,395
Other income (expense):
Investment and interest income	11,765	21,603	16,801
Interest expense	(2,216)	(1,857)	—
Gain on contingent consideration	7,994	—	—
Other income (expense), net	(177)	(58)	(1,333)

Total other income, net	17,366	19,688	15,468

Income before income tax	155,211	139,802	160,863
Income tax expense	48,274	48,019	53,909

Net income	$106,937	$91,783	$106,954

Net income per share:
Basic	$2.20	$1.82	$1.98

Diluted	$2.18	$1.79	$1.95

Weighted average shares outstanding:
Basic	48,560	50,356	53,740

Diluted	49,033	50,965	54,785

See accompanying notes to consolidated financial statements

GEN-PROBE INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2010	2009	2008

Operating activities
Net income	$106,937	$91,783	$106,954
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,529	40,382	34,715
Amortization of premiums on investments, net of accretion of discounts	9,573	5,868	6,908
Stock-based compensation	24,075	23,420	20,663
Excess tax benefit from employee stock-based compensation	(3,692)	(2,005)	(2,493)
Deferred revenue	(1,808)	812	(3,831)
Deferred income tax	(3,745)	(5,786)	(2,788)
Gain on contingent consideration	(7,994)	—	—
Gain on sale of investment in MPI	—	—	(1,600)
Gain on sale of food safety business	—	(291)	—
Impairment of intangible assets	—	—	5,086
Loss on disposal of property and equipment	1,065	221	55
Changes in assets and liabilities:
Trade and other accounts receivable	2,649	(11,303)	7,421
Inventories	(1,154)	2,315	(5,367)
Prepaid expenses	3,055	1,218	2,325
Other current assets	(360)	1,912	(1,260)
Other long-term assets	(559)	(4,123)	(173)
Accounts payable	(6,265)	3,500	4,377
Accrued salaries and employee benefits	(133)	(676)	4,125
Other accrued expenses	(4,417)	(806)	101
Income tax payable	7,688	(2,371)	2,777
Other long-term liabilities	122	961	258

Net cash provided by operating activities	169,566	145,031	178,253

Investing activities
Proceeds from sales and maturities of marketable securities	427,821	438,601	353,234
Purchases of marketable securities	(401,434)	(419,019)	(445,931)
Proceeds from sale of property, plant and equipment	82	—	—
Purchases of property, plant and equipment	(30,716)	(32,364)	(39,348)
Purchases of capitalized software	(3,891)	(1,290)	—
Purchases of intangible assets, including licenses and manufacturing access fees	(2,513)	(7,341)	(11,970)
Net cash paid for business combinations	(53,000)	(183,725)	—
Proceeds from sale of food safety business	—	6,357	—
Proceeds from sale of investment in MPI	—	—	4,100
Cash paid for investment in Pacific Biosciences	(50,000)	—	—
Other	(820)	403	27

Net cash used in investing activities	(114,471)	(198,378)	(139,888)

Financing activities
Repurchase and retirement of common stock	(99,935)	(174,847)	(74,970)
Proceeds from issuance of common stock and employee stock purchase plan	31,830	10,923	20,472
Payment of contingent consideration	(10,000)	—	—
Repurchase and retirement of restricted stock for payment of taxes	(1,257)	(1,716)	(1,529)
Excess tax benefit from employee stock-based compensation	3,692	2,005	2,493
Borrowings, net	(228)	238,450	—

Net cash (used in) provided by financing activities	(75,898)	74,815	(53,534)

Effect of exchange rate changes on cash and cash equivalents	(2,123)	1,026	(672)

Net increase in cash and cash equivalents	(22,926)	22,494	(15,841)
Cash and cash equivalents at the beginning of period	82,616	60,122	75,963

Cash and cash equivalents at the end of period	$59,690	$82,616	$60,122

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,358	$1,804	$3

Cash paid for taxes	$46,787	$54,933	$54,783

See accompanying notes to consolidated financial statements

GEN-PROBE INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

				Accumulated
				Other
			Additional	Comprehensive		Total
	Common Stock		Paid-In	Income	Retained	Stockholders’
	Shares	Amount	Capital	(Loss)	Earnings	Equity

Balance at December 31, 2007	53,916	$5	$415,229	$1,604	$321,202	$738,040
Common stock issued from exercise of stock options	525	—	16,771	—	—	16,771
Repurchase and retirement of common stock	(1,705)	—	(74,970)	—	—	(74,970)
Purchase of common stock through employee stock purchase plan	98	—	3,701	—	—	3,701
Issuance of common stock to board members	3	—	148	—	—	148
Issuance of restricted stock awards, net of cancellations	91	—	—	—	—	—
Issuance of deferred issuance restricted stock awards	20	—	—	—	—	—
Repurchase and retirement of restricted stock for payment of taxes	(27)	—	(1,529)	—	—	(1,529)
Stock-based compensation charges	—	—	20,701	—	—	20,701
Stock-based compensation income tax benefits	—	—	2,493	—	—	2,493
Comprehensive income:
Net income	—	—	—	—	106,954	106,954
Foreign currency translation adjustment	—	—	—	(284)	—	(284)
Change in net unrealized gain on marketable securities, net of income tax benefits of $935	—	—	—	1,079	—	1,079
Reclassification of net realized gain on marketable securities, net of income tax expense of $353	—	—	—	656	—	656

Comprehensive income						108,405

Balance at December 31, 2008	52,921	$5	$382,544	$3,055	$428,156	$813,760
Common stock issued from exercise of stock options	374	—	6,828	—	—	6,828
Repurchase and retirement of common stock	(4,283)	—	(174,847)	—	—	(174,847)
Purchase of common stock through employee stock purchase plan	112	—	4,095	—	—	4,095
Issuance of common stock to board members	4	—	176	—	—	176
Issuance of restricted stock awards, net of cancellations	24	—	—	—	—	—
Issuance of deferred issuance restricted stock awards	34	—	—	—	—	—
Repurchase and retirement of restricted stock for payment of taxes	(42)	—	(1,716)	—	—	(1,716)
Stock-based compensation charges	—	—	23,530	—	—	23,530
Stock-based compensation income tax benefits	—	—	2,005	—	—	2,005
Comprehensive income:
Net income	—	—	—	—	91,783	91,783
Foreign currency translation adjustment	—	—	—	2,705	—	2,705
Change in net unrealized loss on marketable securities, net of income tax benefits of $616	—	—	—	(7,981)	—	(7,981)
Reclassification of net realized gain on marketable securities, net of income tax expense of $3,681	—	—	—	6,837	—	6,837

Comprehensive income						93,344

Balance at December 31, 2009	49,144	$5	$242,615	$4,616	$519,939	$767,175
Common stock issued from exercise of stock options	904	—	27,438	—	—	27,438
Repurchase and retirement of common stock	(2,165)	—	(99,935)	—	—	(99,935)
Purchase of common stock through employee stock purchase plan	117	—	4,392	—	—	4,392
Issuance of common stock to board members	6	—	282	—	—	282
Cancellations of restricted stock awards	(13)	—	—	—	—	—
Repurchase and retirement of restricted stock for payment of taxes	(27)	—	(1,257)	—	—	(1,257)
Stock-based compensation charges	—	—	23,398	—	—	23,398
Stock-based compensation income tax benefits	—	—	(1,113)	—	—	(1,113)
Comprehensive income:
Net income	—	—	—	—	106,937	106,937
Foreign currency translation adjustment	—	—	—	(1,665)	—	(1,665)
Change in net unrealized loss on marketable securities, net of income tax benefits of $1,186	—	—	—	(6,644)	—	(6,644)
Reclassification of net realized gain on marketable securities, net of income tax expense of $2,353	—	—	—	4,371	—	4,371

Comprehensive income						102,999

Balance at December 31, 2010	47,966	$5	$195,820	$678	$626,876	$823,379

See accompanying notes to consolidated financial statements

GEN-PROBE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 —	Organization and summary of significant accounting policies

Organization and basis of presentation

Gen-Probe Incorporated (“Gen-Probe” or the “Company”) is a global leader in the development, manufacture and marketing of rapid, accurate and cost-effective molecular diagnostic products and services that are used primarily to diagnose human diseases, screen donated human blood, and ensure transplant compatibility. The Company’s molecular diagnostic products are designed to detect diseases more rapidly and/or accurately than older tests, and are among the fastest-growing categories of the in vitro diagnostics (“IVD”) industry.

In accordance with the Subsequent Events Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), the Company evaluated subsequent events after the balance sheet date of December 31, 2010 and through the date and time its consolidated financial statements were issued on February 23, 2011.

Certain prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications did not affect total revenues, income from operations, or net income.

Principles of consolidation

These consolidated financial statements include the accounts of Gen-Probe as well as its wholly owned subsidiaries. The Company does not have any interests in variable interest entities. All material intercompany transactions and balances have been eliminated in consolidation.

In December 2010, the Company completed its acquisition of Genetic Testing Institute, Inc. (“GTI Diagnostics”), a privately held Wisconsin corporation now known as Gen-Probe GTI Diagnostics, Inc. GTI Diagnostics has broadened and strengthened the Company’s transplant diagnostics business, and has also provided it access to new products in the specialty coagulation and transfusion-related blood bank markets. GTI Diagnostics’ business has been included in the Company’s clinical diagnostic operations beginning in December 2010.

In October 2009, the Company acquired Prodesse, Inc. (“Prodesse”), a privately held Wisconsin corporation, now known as Gen-Probe Prodesse, Inc. Prodesse develops molecular diagnostic products for a variety of infectious disease applications. Prodesse’s results of operations have been included in the Company’s clinical diagnostic operations beginning in October 2009.

In April 2009, the Company completed its acquisition of Tepnel Life Sciences plc (“Tepnel”), a United Kingdom (“UK”) based international life sciences products and services company, now known as Gen-Probe Life Sciences Ltd. Tepnel’s transplant diagnostics and genetic testing businesses have been included in the Company’s clinical diagnostic operations beginning in April 2009. While Tepnel’s research products and services business represents a new area of business for the Company, the activities of this business were immaterial to the Company’s overall operations during 2010 and 2009.

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

GEN-PROBE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Segment information

The Company currently operates in one business segment, the development, manufacturing, marketing, sales and support of molecular diagnostic products primarily to diagnose human diseases and screen donated human blood. Although the Company’s products comprise distinct product lines to serve different end markets within molecular diagnostics, the Company does not operate its business in multiple business units or operating segments. The Company is managed by a single functionally based management team that manages all aspects of the Company’s business and reports directly to the Chief Executive Officer. For all periods presented, the Company operated in a single business segment. Revenue by product line and geographic location is presented in Note 16.

Revenue recognition

The Company records shipments of its clinical diagnostic products as product sales when the product is shipped and title and risk of loss have passed and when collection of the resulting receivable is reasonably assured.

The Company manufactures blood screening products according to demand schedules provided by its collaboration partner, Novartis Vaccines and Diagnostics, Inc. (“Novartis”). Upon shipment to Novartis, the Company recognizes blood screening product sales at an agreed upon transfer price and records the related cost of products sold. Based on the terms of the Company’s collaboration agreement with Novartis, the Company’s ultimate share of the net revenue from sales to the end user is not known until reported to the Company by Novartis. The Company then adjusts blood screening product sales upon receipt of customer revenue reports and a net payment from Novartis of amounts reflecting the Company’s ultimate share of net sales by Novartis for these products, less the transfer price revenues previously recognized.

In most cases, the Company provides its instrumentation to its clinical diagnostics customers without requiring them to purchase the equipment or enter into an equipment lease. Instead, the Company recovers the cost of providing the instrumentation in the amount it charges for its diagnostic assays. The depreciation costs associated with an instrument are charged to cost of product sales on a straight-line basis over the estimated life of the instrument. The costs to maintain these instruments in the field are charged to cost of product sales as incurred.

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

GEN-PROBE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Cost of product sales

Cost of product sales reflects the costs applicable to products shipped for which product sales revenue is recognized in accordance with the Company’s revenue recognition policy. The Company manufactures products for commercial sale as well as development stage products for internal use or clinical evaluation. The Company classifies costs for commercial products to “Cost of product sales” and costs for internal use or clinical evaluations to “Research and development” costs.

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

Stock-based compensation

Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period. Stock-based compensation expense is recognized based on the value of share-based payment awards that are ultimately expected to vest, which coincides

GEN-PROBE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with the award holder’s requisite service period. Certain of these costs are capitalized into inventory on the Company’s consolidated balance sheets, and are recognized as an expense when the related products are sold.

Advertising costs

Advertising costs are expensed as incurred and are recorded within marketing and sales expenses. Advertising costs were $0.6 million, $0.8 million, and $1.1 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Shipping and handling expenses

Shipping and handling expenses included in cost of product sales totaled approximately $7.9 million, $7.3 million and $6.7 million for the years ended December 31, 2010, 2009 and 2008, respectively.

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

Net income per share

Basic earnings per share is computed using the two-class method. Under the two-class method, net income is allocated to common stock and participating securities. The Company’s restricted stock, deferred issuance restricted stock and performance stock awards meet the definition of participating securities. Basic net income per share is computed by dividing net income adjusted for earnings allocated to unvested stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income adjusted for earnings allocated to unvested stockholders for the period by the weighted average number of common and common equivalent shares outstanding during the period. The Company excludes stock options from the calculation of diluted net income per share when the combined exercise price, average unamortized fair values and assumed tax benefits upon exercise are greater than the average market price for the Company’s common stock because their effect is anti-dilutive. Potentially dilutive securities totaling approximately 3,840,000, 3,926,000 and 2,448,000 for the years ended December 31, 2010, 2009 and 2008,

GEN-PROBE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively, were excluded from the calculations of diluted earnings per share (“EPS”) below because of their anti-dilutive effect.

The following table sets forth the computation of basic and diluted EPS for the years ended December 31, 2010, 2009 and 2008 (in thousands, except per share amounts):

	Years Ended December 31,
	2010			2009			2008
		Weighted			Weighted			Weighted
		Average			Average			Average
		Shares	Per Share		Shares	Per Share		Shares	Per Share
	Income	Outstanding	Amount	Income	Outstanding	Amount	Income	Outstanding	Amount

Net income	$106,937			$91,783			$106,954
Less: Earnings allocated to unvested stockholders	(273)			(335)			(358)

Basic EPS
Distributable income available to common stockholders	106,664	48,560	$2.20	91,448	50,356	$1.82	106,596	53,740	$1.98

Effect of dilutive securities:
Add back: Undistributed earnings allocated to unvested stockholders	273			335			358
Dilutive stock options		473			609			1,045
Less: Undistributed earnings reallocated to unvested stockholders	(270)			(331)			(351)

Diluted EPS — Common stock	$106,667	49,033	$2.18	$91,452	50,965	$1.79	$106,603	54,785	$1.95

Cash and cash equivalents

Cash and cash equivalents consist primarily of highly liquid cash investment funds with original maturities of three months or less when acquired.

Marketable securities

The primary objectives of the Company’s marketable debt security investment portfolio are liquidity and safety of principal. Investments are made with the goal of achieving the highest rate of return consistent with these two objectives. The Company’s investment policy limits investments to certain types of debt and money market instruments issued by institutions primarily with investment grade credit ratings and places restrictions on maturities and concentration by type and issuer.

Marketable debt and equity securities are carried at fair value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity under the caption “Accumulated other comprehensive income.” The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in “Investment and interest income.”

Realized gains and losses, and declines in value judged to be other-than-temporary on marketable debt and equity securities, are included in “Investment and interest income.” The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in “Investment and interest income.”

The Company periodically reviews its marketable debt and equity securities for other-than-temporary declines in fair value below their cost basis, or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. When assessing marketable debt and equity securities for other-than-temporary

GEN-PROBE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

declines in value, the Company considers factors including: the significance of the decline in value compared to the cost basis; the underlying factors contributing to a decline in the prices of securities in a single asset class; how long the market value of the investment has been less than its cost basis; any market conditions that impact liquidity; the views of external investment managers; any news or financial information that has been released specific to the investee; and the outlook for the overall industry in which the investee operates.

The Company does not consider its investments in marketable debt and equity securities with a current unrealized loss position to be other-than-temporarily impaired at December 31, 2010 because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost. However, investments in an unrealized loss position deemed to be temporary at December 31, 2010 that have a contractual maturity of greater than 12 months have been classified as non-current marketable securities under the caption “Marketable securities, net of current portion,” reflecting the Company’s current intent and ability to hold such investments to maturity. The Company’s investments in marketable debt securities and marketable equity securities are classified as available-for-sale.

Fair value of financial instruments

The carrying value of cash equivalents, marketable securities, accounts receivable, accounts payable and accrued liabilities approximates fair value. See Note 8 for further discussion of fair value.

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

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, and marketable debt securities. The Company limits its exposure to credit loss by placing its cash with high credit quality financial institutions. The Company generally invests its excess cash in investment grade municipal securities. The Company’s marketable securities are presented in Note 7.

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

GEN-PROBE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property, plant and equipment

Property, plant and equipment are stated at cost. Depreciation of property, plant and equipment is provided using the straight-line method over the estimated useful lives of the assets as follows:

Years

Building	10-50
Machinery and equipment	3-8
Furniture and fixtures	3

Depreciation expense was $26.8 million, $27.6 million and $26.5 million for the years ended December 31, 2010, 2009 and 2008, respectively. Amortization of building improvements is provided over the shorter of the remaining life of the lease or the estimated useful life of the asset.

Asset retirement obligations

Obligations recorded are associated with the retirement of tangible long-lived assets related to leased facilities and the associated asset retirement costs. The Company records the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. In addition, the asset retirement cost is capitalized as part of the asset’s carrying value and subsequently expensed over the asset’s useful life. The Company’s consolidated balance sheets at December 31, 2010 and 2009 included asset retirement obligations of $0.5 million and $0, respectively.

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

Intangible assets that the Company acquires are initially recognized and measured based on their fair value. The Company uses the present value technique of estimated future cash flows to measure the fair value of assets at the date of acquisition. Those cash flow estimates incorporate assumptions based on historical experience with selling similar products in the marketplace. The useful life of an intangible asset to an entity is the period over which the asset is expected to contribute directly or indirectly to the future cash flows of that entity. The Company

GEN-PROBE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amortizes the capitalized intangible assets over the remaining economic life of the relevant technology using the straight-line method, which currently ranges from 2 to 20 years.

Impairment of long-lived assets

The Company’s business acquisitions typically result in the recording of goodwill and other intangible assets, and the recorded values of those assets may become impaired in the future. The Company also acquires intangible assets in other types of transactions. As of December 31, 2010, the Company’s goodwill and intangible assets (excluding capitalized software), net of accumulated amortization, were $150.3 million and $173.0 million, respectively. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect the Company’s consolidated financial statements. For intangible assets purchased in a business combination, the estimated fair values of the assets acquired are used to establish their recorded values. Valuation techniques consistent with the market approach, income approach and/or cost approach are used to measure fair value. An estimate of fair value can be affected by many assumptions which require significant judgment. For example, the income approach requires assumptions related to the appropriate business model to be used to estimate cash flows, total addressable market, pricing and share forecasts, competition, technology obsolescence, future tax rates and discount rates. The Company’s estimates of the fair value of certain assets, or its conclusion that the value of certain assets is not reliably estimable, may differ materially from determinations made by others who use different assumptions or utilize different business models. New information may arise in the future that affects the Company’s fair value estimates and could result in adjustments to its estimates in the future, which could have an adverse impact on its results of operations.

The Company assesses the impairment of goodwill and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Impairment is reviewed at least annually, and occurs at the same time in the fourth quarter of each year, unless circumstances indicate that impairment has occurred before the fourth quarter of any given year. The Company completed its impairment test in the fourth quarter of 2010 and determined that the fair value of goodwill and long-lived assets exceeded the carrying value and therefore no impairment loss was necessary.

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

GEN-PROBE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the year ended December 31, 2008, due to certain indicators of impairment, the Company recorded impairment charges totaling $5.1 million related to its equity investment in Qualigen, Inc. and its license agreement with Corixa Corporation (“Corixa”). See Notes 8 and 9, respectively, for a complete discussion of the impairment analysis.

Self-insurance reserves

The Company’s consolidated balance sheets at each of December 31, 2010 and 2009 include approximately $1.3 million of liabilities associated with employee medical costs that are retained by the Company. The Company estimates the required liability of such claims on an undiscounted basis based upon various assumptions which include, but are not limited to, the Company’s historical loss experience and projected loss development factors. The required liability is also subject to adjustment in the future based upon changes in claims experience, including changes in the number of incidents (frequency) and change in the ultimate cost per incident (severity).

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

Pending adoption of recent accounting pronouncements

Accounting Standards Update 2010-06

In January 2010, the FASB amended ASC Topic 820, Fair Value Measurements and Disclosures, to require reporting entities to make new disclosures about recurring and non-recurring fair value measurements, including significant transfers into and out of Level 1 and Level 2 fair value measurements and information about purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. Except for the detailed Level 3 roll forward disclosures, the guidance was effective January 1, 2010. The new disclosures about purchases, sales, issuances, and settlements in the roll forward activity for Level 3 fair value measurements are effective for the Company as of January 1, 2011. Early adoption is permitted. The adoption of this standard will not impact the Company’s financial position or results of operations.

Accounting Standards Update 2010-17

In March 2010, the FASB ratified the final consensus that offers an alternative method of revenue recognition for milestone payments. The guidance states that an entity can make an accounting policy election to recognize a payment that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. The guidance will be effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2010 with early adoption permitted, provided that the revised guidance is applied retrospectively to the beginning of the year of adoption. The guidance may be applied retrospectively or prospectively for milestones achieved after the adoption date. The Company has elected to apply this guidance prospectively and determined that the adoption of this guidance will not have a material effect on its consolidated financial statements.

Accounting Standards Update 2009-13

In September 2009, the FASB revised the authoritative guidance for revenue arrangements with multiple deliverables. The guidance addresses how to determine whether an arrangement involving multiple deliverables

GEN-PROBE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contains more than one unit of accounting and how the arrangement consideration should be allocated among the separate units of accounting. The guidance will be effective for the Company’s fiscal year beginning January 1, 2011 with early adoption permitted. The guidance may be applied retrospectively or prospectively for new or materially modified arrangements. The Company has elected to apply this guidance prospectively and determined that the adoption of this guidance will not have a material effect on its consolidated financial statements.

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

Acquisition of GTI Diagnostics

In December 2010, the Company acquired GTI Diagnostics, a privately held specialty diagnostics company focused on the transplantation, specialty coagulation and transfusion-related blood bank markets, for $53.0 million on a net-cash basis. As a result of the acquisition, GTI Diagnostics became a wholly-owned subsidiary of the Company. The Company financed the acquisition through existing cash on hand.

The purchase price allocation for the acquisition of GTI Diagnostics set forth below is preliminary and subject to change as more detailed analysis is completed and additional information with respect to the fair value of the assets and liabilities acquired becomes available. The Company expects to finalize the purchase price allocation during fiscal year 2011. The preliminary allocation of the purchase price for the Company’s acquisition of GTI Diagnostics is as follows (in thousands):

Total purchase price	$53,000

Net working capital	$7,881
Fixed assets	1,001
Goodwill	28,005
Deferred tax liabilities	(11,137)
Other intangible assets	32,100
Liabilities assumed	(4,850)

Allocated purchase price	$53,000

The fair values of the acquired identifiable intangible assets with definite lives are as follows (in thousands):

Patents	$10,600
In-process research and development	11,900
Customer relationships	3,500
Trade secrets	6,100

Total	$32,100

The amortization periods for the acquired intangible assets with definite lives are as follows: six to nine years for patents, ten years for customer relationships, 20 years for trade secrets, and an estimated life to be determined for each in-process research and development product (to commence upon commercialization of the associated product). The Company is amortizing the acquired intangible assets set forth in the table above using the straight-line method of amortization. The Company believes that the use of the straight line method is appropriate given the high customer retention rate of the acquired business and the historical and projected growth of revenues and related

GEN-PROBE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

cash flows. The Company will monitor and assess the acquired intangible assets and will adjust, if necessary, the expected life, amortization method or carrying value of such assets to best match the underlying economic value.

The fair value assigned to trade secrets has been determined primarily by using the income approach and a variation of the income approach known as the relief from royalty method, which estimates the future royalties which would have to be paid to the owner of the brand for its current use. Tax is deducted and a discount rate is used to state future cash flows to a present value. This is based on the brand in its current use and is based on savings from owning the brand, or relief from royalties that would be paid to the brand owner. The fair value assigned to patents, in-process research and development, and customer relationships has been determined primarily by using the income approach and a variation of the income approach known as the excess earnings method, which estimates the value of an asset based on discounted future earnings specifically attributed to that asset, that is, in excess of returns for other assets that contributed to those earnings. The discount rates used in these valuation methods ranged from 13 to 16 percent.

The estimated amortization expense for the identifiable intangible assets over future periods, excluding the in-process research and development assets due to uncertainty with respect to the commercialization of such assets, is as follows (in thousands):

Years Ending December 31,

2011	$1,983
2012	1,983
2013	1,983
2014	1,983
2015	1,983
Thereafter	10,285

Total	$20,200

Acquisition of Prodesse, Inc.

In October 2009, the Company acquired Prodesse, a privately held Wisconsin corporation, for approximately $60.0 million, subject to a designated pre-closing operating income adjustment, and up to an aggregate of $25.0 million in potential additional cash payments based on the achievement of certain specified performance measures. As a result of the failure to achieve a specified milestone, the maximum amount of contingent consideration the Company may be required to pay for its acquisition of Prodesse has been reduced to $15.0 million, of which $10.0 million was paid in July 2010. Further information regarding the contingent consideration can be found in Note 8 — Fair value measurements. As a result of the acquisition, Prodesse (which is now known as Gen-Probe Prodesse, Inc.) became a wholly owned subsidiary of the Company. The Company financed the acquisition through existing cash on hand.

GEN-PROBE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The final allocation of the purchase price for the acquisition of Prodesse is as follows (in thousands):

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

The amortization periods for the acquired intangible assets with definite lives are as follows: five years for in-process research and development, 12 years for developed technology, 12 years for customer relationships, and 20 years for trademarks and trade names. The Company is amortizing the acquired intangible assets set forth in the table above using the straight-line method of amortization. The Company believes that the use of the straight-line method is appropriate given the high customer retention rate of the acquired business and the historical and projected growth of revenues and related cash flows. The Company will monitor and assess the acquired intangible assets and will adjust, if necessary, the expected life, amortization method or carrying value of such assets to best match the underlying economic value.

The fair value assigned to trademarks and trade names and developed technology has been determined primarily by using the income approach and a variation of the income approach known as the relief from royalty method, which estimates the future royalties which would have to be paid to the owner of the brand for its current use. Tax is deducted and a discount rate is used to state future cash flows to a present value. This is based on the brand in its current use and is based on savings from owning the brand, or relief from royalties that would be paid to the brand owner. The fair value assigned to in-process research and development and customer relationships has been determined primarily by using the income approach and a variation of the income approach known as the excess earnings method, which estimates the value of an asset based on discounted future earnings specifically attributed to that asset, that is, in excess of returns for other assets that contributed to those earnings. The discount rates used in these valuation methods ranged from 25 to 30 percent.

In addition to acquiring Prodesse’s existing products, the Company also acquired other products that can be classified as next generation products, which were in the process of being developed. Overall, a value of approximately $1.1 million was capitalized and classified as in-process research and development for the products under development. The Company has incurred a total of approximately $2.2 million in research and development expenses since the acquisition of Prodesse, which includes these development activities related to next generation products. In December 2010, one of the products included within the in-process research and development intangible asset, ProAdeno+, was approved by the FDA for commercial use and the Company began selling the product. The Company commenced amortizing the in-process research and development intangible asset related to this product in December 2010 upon FDA approval.

GEN-PROBE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimated amortization expense for the identifiable intangible assets over future periods is as follows (in thousands):

Years Ending December 31,

2011	$4,966
2012	4,966
2013	4,966
2014	4,966
2015	4,948
Thereafter	28,197

Total	$53,009

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

The amortization periods for the acquired intangible assets with definite lives are as follows: ten years for patents, five years for software, 12 years for customer relationships, and 20 years for trademarks and trade names. The Company plans to amortize the primary acquired intangible assets, including the customer relationships and trademarks and trade names, using the straight-line method of amortization. The Company believes that the use of the straight-line method is appropriate given the high customer retention rate of the acquired businesses and the historical and projected growth of revenues and related cash flows. The Company will monitor and assess the acquired customer relationships and will adjust, if necessary, the expected life, amortization method or carrying value of the customer relationships and trademarks and trade names, to best match the underlying economic value.

The fair value assigned to trademarks and trade names has been determined primarily by using the income approach and a variation of the income approach known as the relief from royalty method, which estimates the future royalties which would have to be paid to the owner of the brand for its current use. Tax is deducted and a discount rate is used to state future cash flows to a present value. This is based on the brand in its current use and is based on savings from owning the brand, or relief from royalties that would be paid to the brand owner. The fair value assigned to customer relationships has been determined primarily by using the income approach and a variation of the income approach known as the excess earnings method, which estimates the value of an asset based on discounted future earnings specifically attributed to that asset, that is, in excess of returns for other assets that contributed to those earnings. The fair value assigned to assembled workforce and software has been determined primarily by using the cost approach and a variation of the cost approach known as the cost to recreate method, which represents the cost to recreate the workforce and software at the valuation date. The fair value assigned to patents has been determined primarily by using the income approach and a variation of the income approach known as the discounted cash flow method, which estimates the value based on the present value of the after-tax free cash flows attributable to owning the intangible asset. The discount rates used in these valuation methods ranged from 12 to 13 percent.

The estimated amortization expense for the identifiable intangible assets over future periods is as follows (in thousands):

Years Ending December 31,

2011	$4,162
2012	4,162
2013	4,162
2014	4,095
2015	4,073
Thereafter	25,650

Total	$46,304

Changes in goodwill resulting from acquisitions

The $53.0 million purchase price for GTI Diagnostics exceeded the value of the acquired tangible and identifiable intangible assets, and therefore the Company allocated $28.0 million to goodwill. Included in this initial

GEN-PROBE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

goodwill amount was $11.1 million primarily related to deferred tax liabilities recorded as a result of non-deductible amortization of acquired intangible assets.

The $62.0 million purchase price for Prodesse exceeded the value of the acquired tangible and identifiable intangible assets, and therefore the Company allocated $33.0 million to goodwill. Included in this initial goodwill amount was $21.4 million primarily related to deferred tax liabilities recorded as a result of non-deductible amortization of acquired intangible assets.

The $137.1 million purchase price for Tepnel exceeded the value of the acquired tangible and identifiable intangible assets, and therefore the Company allocated $70.4 million to goodwill. Included in this initial goodwill amount was $14.1 million primarily related to deferred tax liabilities recorded as a result of non-deductible amortization of acquired intangible assets.

Changes in goodwill for the twelve months ended December 31, 2010 were as follows (in thousands):

Goodwill balance as of December 31, 2009	$122,680
Additional goodwill recognized	28,005
Changes due to foreign currency translation	(377)

Goodwill balance as of December 31, 2010	$150,308

Note 3 —	Consolidation of UK operations

Due to the acquisition of Tepnel in April 2009, the Company now has four locations in the UK: Manchester, Cardiff, Livingston, and Abingdon. In order to accommodate the anticipated growth in the business and to optimize expenses, the Company decided to consolidate its UK operations to Manchester and Livingston. This consolidation was communicated internally in May 2010. Consolidation activities related to the employees and facilities were accounted for under ASC Topic 420, Exit or Disposal Costs (“ASC 420”). The Company estimates that expenses related to this consolidation will total approximately $3.9 million and be incurred over a two-year period, as the consolidation will occur in phases. These expenses will include termination costs, including severance costs related to the elimination of certain redundant positions, and relocation costs for certain key employees, and site closure costs.

During the year ended December 31, 2010, the Company recorded approximately $0.5 million and $0.6 million of termination costs and site closure costs, respectively. These amounts are included in general and administrative expenses in the Company’s consolidated statements of income.

The following table summarizes the restructuring activities accounted for under ASC 420 for the year ended December 31, 2010, as well as the remaining restructuring accrual recorded on the Company’s consolidated balance sheets at December 31, 2010 (in thousands):

	Termination	Site Closure
	Costs	Costs	Total

Restructuring reserves at December 31, 2009	$—	$—	$—
Charged to expenses	496	625	1,121
Amounts paid	(207)	(547)	(754)
Foreign currency translation	(2)	—	(2)

Restructuring reserves at December 31, 2010	$287	$78	$365

GEN-PROBE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4 —	Spin-off of industrial testing assets to Roka Bioscience, Inc.

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

The Company determined that Roka is not a variable interest entity and therefore is not included in the Company’s consolidated financial statements.

Note 5 —	Stock-based compensation

Stock-based compensation expense for restricted stock, deferred issuance restricted stock and performance stock awards is measured based on the closing fair market value of the Company’s common stock on the date of grant. The Company uses the Black-Scholes-Merton option pricing model to value stock options granted. The determination of the fair value of share-based payment awards on the date of grant using the Black-Scholes-Merton model is affected by the Company’s stock price and the implied volatility on its traded options, as well as the input of other subjective assumptions. These assumptions include, but are not limited to, the expected term of stock options and the Company’s expected stock price volatility over the term of the awards.

The Company used the following weighted average assumptions to estimate the fair value of stock options granted under the Company’s equity incentive plans and the shares purchasable under the Company’s Employee Stock Purchase Plan (“ESPP”) and the resulting average fair values were as follows:

	Years Ended December 31,
	2010	2009	2008

Stock Option Plans
Risk-free interest rate	2.0%	2.0%	3.0%
Volatility	32%	35%	34%
Dividend yield	—	—	—
Expected term (years)	4.4	4.3	4.2
Resulting average fair value	$12.85	$12.64	$18.36
ESPP
Risk-free interest rate	0.2%	0.8%	3.3%
Volatility	24%	43%	34%
Dividend yield	—	—	—
Expected term (years)	0.5	0.5	0.5
Resulting average fair value	$9.64	$11.66	$13.31

The risk-free interest rate assumption is based upon observed interest rates appropriate for the terms of the Company’s employee stock options and shares purchasable under the ESPP. The Company uses a blend of historical

GEN-PROBE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and implied volatility for the expected volatility assumption. The selection of a blend of historical and implied volatility data to estimate expected volatility was based upon the availability of actively traded options on the Company’s stock and the Company’s assessment that a blend is more representative of future stock price trends than either one individually. The Company historically has not made dividend payments, but is required to assume a dividend yield as an input to the Black-Scholes-Merton model. The dividend yield is based on the Company’s expectation that no dividends will be paid in the foreseeable future. The expected term of employee stock options represents the weighted-average period the stock options are expected to remain outstanding. The Company uses a midpoint scenario method, which assumes that all vested, outstanding options are settled halfway between the date of measurement and their expiration date. The calculation also leverages the history of actual exercises and post-vesting cancellations. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company assesses the forfeiture rate on an annual basis and revises the rate when deemed necessary. The Company assesses the probability of achievement of the performance conditions under performance stock awards on a quarterly basis.

The Company’s unrecognized stock-based compensation expense, before income taxes and adjusted for estimated forfeitures, related to outstanding unvested share-based payment awards was approximately as follows (in thousands, except number of years):

	Weighted Average	Unrecognized
	Remaining	Expense as of
	Expense Life	December 31,
Awards	(Years)	2010

Options	2.4	$23,913
Employee stock purchase plan	0.2	81
Performance stock awards	2.2	713
Restricted stock	1.6	4,111
Deferred issuance restricted stock	1.8	1,199

Total		$30,017

The following table summarizes the stock-based compensation expense that the Company recorded in its consolidated statements of income (in thousands):

	Years Ended December 31,
	2010	2009	2008

Cost of product sales	$3,625	$3,033	$2,495
Research and development	6,911	7,071	6,101
Marketing and sales	2,880	3,391	2,854
General and administrative	10,659	9,925	9,213

Total	$24,075	$23,420	$20,663

GEN-PROBE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 —	Balance sheet information

The following tables provide details of selected balance sheet items (in thousands):

Inventories

	December 31,	December 31,
	2010	2009

Raw materials and supplies	$16,915	$13,260
Work in process	21,446	23,656
Finished goods	28,055	24,155

Inventories, net	$66,416	$61,071

Property, plant and equipment

	December 31,	December 31,
	2010	2009

Land	$19,287	$19,268
Building	80,010	80,130
Machinery and equipment	195,927	175,885
Building improvements	48,217	42,718
Furniture and fixtures	21,999	17,705
Construction in-progress	1,855	457

Property, plant and equipment, at cost	367,295	336,163
Less: accumulated depreciation and amortization	(206,432)	(178,726)

Property, plant and equipment, net	$160,863	$157,437

Other accrued expenses

	December 31,	December 31,
	2010	2009

Royalties	$3,315	$2,907
Research and development	3,385	4,930
Professional fees	1,182	1,175
Marketing	1,177	1,365
Interest	896	726
Warranty	373	334
Current component of contingent consideration	—	8,829
Other	3,607	4,489

Other accrued expenses	$13,935	$24,755

Note 7 —	Marketable securities

The Company’s marketable securities include equity securities, treasury securities, tax advantaged municipal securities and Federal Deposit Insurance Corporation (“FDIC”) insured corporate bonds with a minimum Moody’s

GEN-PROBE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

credit rating of A3 or a Standard & Poor’s credit rating of A-. As of December 31, 2010, the Company did not hold auction rate securities and has never held any such securities. The Company’s investment policy limits the effective maturity on individual securities to six years and an average portfolio maturity to three years. As of December 31, 2010, the Company’s portfolios had an average maturity of two years and an average credit quality of AA1 as defined by Moody’s.

The following is a summary of marketable securities as of December 31, 2010 and 2009 (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

December 31, 2010
Debt securities	$380,242	$561	$(2,968)	$377,835
Equity securities	50,000	2,130	—	52,130

	$430,242	$2,691	$(2,968)	$429,965

December 31, 2009
Debt securities	$415,236	$3,321	$(95)	$418,462
Equity securities	—	—	—	—

	$415,236	$3,321	$(95)	$418,462

The following table shows the estimated fair values and gross unrealized losses for the Company’s investments in individual debt securities that have been in a continuous unrealized loss position deemed to be temporary for less than 12 months and for more than 12 months (in thousands):

	Less than 12 Months		More than 12 Months
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses

December 31, 2010	$230,043	$(2,967)	$2,604	$(1)

December 31, 2009	$27,352	$(93)	$2,604	$(2)

At December 31, 2010 and 2009, the Company had 110 and 23 marketable debt securities, respectively, in an unrealized loss position. Of the 110 securities in an unrealized loss position at December 31, 2010, the average estimated fair value and average unrealized loss was $2.1 million and $27,000, respectively. Of the 23 securities in an unrealized loss position at December 31, 2009, the average estimated fair value and average unrealized loss was $1.2 million and $4,000, respectively. The increase in the number of debt securities held in an unrealized loss position from 2009 to 2010 is due to the timing of purchases and sales of the Company’s debt securities in 2010, along with increases in market interest rates.

The contractual terms of the debt securities held by the Company do not permit the issuer to settle the securities at a price less than the amortized cost of the investments. The Company does not consider its investments in debt securities with a current unrealized loss position to be other-than-temporarily impaired at December 31, 2010 because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost.

GEN-PROBE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows the current and non-current classification of the Company’s marketable securities as of December 31, 2010 and 2009 (in thousands):

	December 31,	December 31,
	2010	2009

Current	$170,648	$402,990
Non-current	259,317	15,472

Total marketable securities	$429,965	$418,462

The composition of the Company’s marketable security portfolio between current and non-current has changed significantly during 2010 as compared to 2009. As of December 31, 2010, the Company held non-current marketable debt securities and marketable equity securities of $207.2 million and $52.1 million, respectively. As of December 31, 2009, all securities within current and non-current were marketable debt securities. Investments in an unrealized loss position deemed to be temporary at December 31, 2010 and 2009 that have a contractual maturity of greater than 12 months have been classified on the Company’s consolidated balance sheets as non-current marketable securities under the caption “Marketable securities, net of current portion,” reflecting the Company’s current intent and ability to hold such investments to maturity. The Company’s investments in marketable debt securities and marketable equity securities are classified as available-for-sale.

The following table shows the gross realized gains and losses from the sale of marketable securities, based on the specific identification method, for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	Years Ended December 31,
	2010	2009	2008

Proceeds from sale of marketable securities	$432,856	$446,333	$353,097

Gross realized gains	$6,728	$10,985	$1,142
Gross realized losses	(4)	(467)	(133)

Net realized gain	$6,724	$10,518	$1,009

The amortized cost and estimated fair value of available-for-sale marketable securities as of December 31, 2010, by contractual maturity, are as follows (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Maturities
Within one year	$87,164	$158	$(11)	$87,311
After one year through five years	256,778	403	(2,138)	255,043
After five years through ten years	36,300	—	(819)	35,481

Total marketable debt securities	$380,242	$561	$(2,968)	$377,835

Total marketable equity securities	$50,000	$2,130	$—	$52,130

Note 8 —	Fair value measurements

In January 2010, the Company adopted updated accounting guidance which requires additional disclosure about the amounts of and reasons for significant transfers into and out of Level 1 and Level 2 fair value measurements. This standard also clarifies existing disclosure requirements related to the level of

GEN-PROBE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

disaggregation of fair value measurements for each class of assets and liabilities and disclosures about inputs and valuation techniques used to measure fair value for both recurring and non-recurring Level 2 and Level 3 measurements. Because this accounting standard only requires enhanced disclosure, the adoption of this standard did not impact the Company’s financial position or results of operations for the year ended December 31, 2010. In addition, effective for interim and annual periods beginning after December 15, 2010, this standard will require additional disclosure and require an entity to present disaggregated information about activity in Level 3 fair value measurements on a gross basis, rather than as one net amount.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company’s marketable securities include equity securities, treasury securities, tax advantaged municipal securities, FDIC insured corporate bonds and money market funds. When available, the Company uses quoted market prices to determine fair value, and classifies such items as Level 1. If quoted market prices are not available, prices are determined using prices for recently traded financial instruments with similar underlying terms as well as directly or indirectly observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals. The Company classifies such items as Level 2.

In October 2010, Pacific Biosciences completed an initial public offering of its common stock, which now trades on the NASDAQ Global Select Market under the symbol “PACB”. As a result of the initial public offering, the Company’s preferred stock was converted into common stock. During the quarter ended December 31, 2010, the Company reclassified its investment in Pacific Biosciences from a Level 3 investment to a Level 1 investment. The Company’s investment in Pacific Biosciences, which totaled $52.1 million as of December 31, 2010, is included in “Marketable securities, net of current portion,” on the Company’s consolidated balance sheets. The Company’s investment in Pacific Biosciences’ common stock is subject to a customary lock-up period, which generally prohibits the Company from selling or otherwise transferring such securities until on or about April 23, 2011 (180 days after the date of the final prospectus relating to Pacific Biosciences’ initial public offering).

GEN-PROBE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis (as described above) as of December 31, 2010 and 2009 (in thousands):

	Fair Value Measurements at December 31, 2010
	Quoted Prices in			Total Carrying
	Active Markets for	Significant Other	Significant	Value in the
	Identical Assets	Observable Inputs	Unobservable Inputs	Consolidated
	(Level 1)	(Level 2)	(Level 3)	Balance Sheet

Assets:
Cash equivalents	$—	$1,211	$—	$1,211
Marketable securities
Equity securities	52,130	—	—	52,130
Treasury securities	—	7,891	—	7,891
Municipal securities	—	366,300	—	366,300
Corporate obligations	—	3,644	—	3,644

Total marketable securities	52,130	377,835	—	429,965
Deferred compensation plan assets	—	6,298	—	6,298

Total assets at fair value	$52,130	$385,344	$—	$437,474

Liabilities:
Deferred compensation plan liabilities	$—	$6,246	$—	$6,246

Total liabilities at fair value	$—	$6,246	$—	$6,246

	Fair Value Measurements at December 31, 2009
	Quoted Prices in			Total Carrying
	Active Markets for	Significant Other	Significant	Value in the
	Identical Assets	Observable Inputs	Unobservable Inputs	Consolidated
	(Level 1)	(Level 2)	(Level 3)	Balance Sheet

Assets:
Cash equivalents	$—	$13,000	$—	$13,000
Marketable securities
Certificates of deposit	—	1,961	—	1,961
Municipal securities	—	324,252	—	324,252
Corporate obligations	—	92,249	—	92,249

Total marketable securities	—	418,462	—	418,462
Deferred compensation plan assets	—	5,671	—	5,671

Total assets at fair value	$—	$437,133	$—	$437,133

Liabilities:
Contingent consideration	$—	$—	$17,994	$17,994
Deferred compensation plan liabilities	—	5,700	—	5,700

Total liabilities at fair value	$—	$5,700	$17,994	$23,694

GEN-PROBE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For those financial instruments with significant Level 3 inputs, the following roll-forward summarizes the activity for the years ended December 31, 2010 and 2009 (in thousands):

Level 3 contingent consideration as of December 31, 2008	$—
Transfers into Level 3 from business combinations	17,994

Level 3 contingent consideration as of December 31, 2009	17,994
Payment of milestone	(10,000)
Gain included in other (income) expense	(7,994)

Level 3 contingent consideration as of December 31, 2010	$—

The range of potential contingent consideration that the Company could pay related to the acquisition of Prodesse was originally between $0 and $25.0 million. This range is tied to multiple performance measures including commercial and regulatory milestones. As a result of the failure to achieve a specified milestone, the maximum amount of contingent consideration the Company may be required to pay for its acquisition of Prodesse has been reduced to $15.0 million. The Company reassesses the fair value of this contingent consideration liability on a quarterly basis. This assessment is based on a calculation that considers the forecasted achievement of the underlying milestones as of the date of determination, as well as the timing of the related cash payments, and then discounts these amounts based on a discount rate the Company determines is appropriate for the underlying milestones.

Based on these calculations, the Company initially recorded $18.0 million as of the date of acquisition as the fair value of this potential contingent consideration liability. In July 2010 the Company received FDA clearance of its ProFAST+ assay, thereby satisfying one of the acquisition-related milestones and triggering a $10.0 million payment to former Prodesse securityholders. The fair value of the remaining contingent consideration was reduced to $0 for the year ended December 31, 2010 because the Company does not currently expect to make any further milestone payments related to its acquisition of Prodesse. Future milestone payments, if any, will occur by the second quarter of 2012.

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

Equity investment in public companies

In April 2009, the Company made a $5.0 million preferred stock investment in DiagnoCure, Inc. (“DiagnoCure”), a publicly-held company traded on the Toronto Stock Exchange. The Company’s equity investment was initially valued based on the transaction price under the cost method of accounting. The market value of the underlying common stock is the most observable value of the preferred stock, but because there is no active market for DiagnoCure’s preferred shares the Company has classified its equity investment in DiagnoCure as Level 2 in the fair value hierarchy. The Company’s investment in DiagnoCure, which totaled $5.0 million as of December 31, 2010, is included in “Licenses, manufacturing access fees and other assets, net” on the Company’s consolidated balance sheets.

Equity investments in private companies

The valuation of investments in non-public companies requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity and the long-term nature of such assets. The Company’s

GEN-PROBE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

equity investments in private companies are initially valued based upon the transaction price under the cost method of accounting. Equity investments in non-public companies are classified as Level 3 in the fair value hierarchy.

In September 2009, the Company spun-off its industrial testing assets to Roka, a newly formed private company. In consideration for the contribution of assets, the Company received shares of preferred stock representing 19.9% of Roka’s capital stock on a fully diluted basis. The Company’s investment in Roka totaled approximately $0.7 million as of December 31, 2010, and is included in “Licenses, manufacturing access fees and other assets, net” on the Company’s consolidated balance sheets.

In 2006, the Company invested in Qualigen, Inc. (“Qualigen”), a private company. The Company’s investment in Qualigen, which totaled approximately $5.4 million as of December 31, 2010, is also included in “Licenses, manufacturing access fees and other assets, net” on the Company’s consolidated balance sheets.

During the third quarter of 2008, the Company received financial statements from Qualigen that indicated potential issues towards the execution of their long-term sales plans. As a result, the Company performed a valuation of Qualigen. The valuation of the Company’s investment was based upon several factors and included both a market approach and an income (discounted cash flow method) approach. The range of these two approaches resulted in a potential value of the Company’s investment of between $4.2 and $6.6 million. The Company concluded that an equal weighting of the market and income methods was appropriate and as a result of this valuation the Company’s ownership interest in Qualigen was valued at approximately $5.4 million. The Company believes that the decline in the value of this investment from its initial cost basis was an other-than-temporary impairment of its investment and thus it recorded an impairment charge of $1.6 million to write down the carrying value of its equity interest. This amount is included in “Other income (expense)” on the Company’s consolidated statements of income.

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

GEN-PROBE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9 —	Intangible and other assets by asset class and related accumulated amortization

Intangible assets are recorded at cost, less accumulated amortization. Amortization of intangible assets is provided over their estimated useful lives ranging from 2 to 20 years on a straight-line basis. The Company’s intangible and other assets and related accumulated amortization consisted of the following (in thousands, except number of years):

	Weighted	Years Ended December 31,
	Avg.	2010			2009
	Remaining Life		Accumulated			Accumulated
	(Years)	Gross	Amortization	Net	Gross	Amortization	Net

Intangible and other assets:
Capitalized software	4	$30,931	$(16,950)	$13,981	$26,873	$(14,313)	$12,560

Goodwill	N/A	$157,985	$(7,677)	$150,308	$130,357	$(7,677)	$122,680

Purchased intangible assets	12	$166,541	$(46,271)	$120,270	$145,502	$(37,487)	$108,015

License, manufacturing access fees and other assets:
License and manufacturing access fees(1)	7	64,259	(23,995)	40,264	62,502	(18,326)	44,176
Patents	8	30,520	(18,070)	12,450	19,042	(17,486)	1,556
Investment in Qualigen, Inc.	N/A	5,404	—	5,404	5,404	—	5,404
Investment in DiagnoCure, Inc.	N/A	5,000	—	5,000	5,000	—	5,000
Investment in Roka Bioscience, Inc.	N/A	725	—	725	725	—	725
Other assets	N/A	8,782	—	8,782	7,961	—	7,961

		$114,690	$(42,065)	$72,625	$100,634	$(35,812)	$64,822

(1)	In 2008, the Company recorded an impairment charge for the net capitalized balance of $3.5 million under its license agreement with Corixa. See complete discussion below.

In January 2008, Caris Diagnostics completed the acquisition of Molecular Profiling Institute, Inc. (“MPI”). Pursuant to this sale transaction, the Company’s equity interest in MPI was converted into approximately $4.4 million of cash proceeds, of which $4.1 million was received in January 2008 and the remaining $0.3 million was received in March 2010. The Company recorded a $1.6 million gain associated with the initial $4.1 million received in January 2008, and recorded the remaining gain of $0.3 million in March 2010.

In May 2008, pursuant to the Company’s supply and purchase agreement with F. Hoffman-La Roche Ltd. and its affiliate Roche Molecular Systems, Inc. (together referred to as “Roche”), upon the first commercial sale of its CE-marked APTIMA HPV assay in Europe, the Company paid Roche $10.0 million in manufacturing access fees. Prior to and including May 2008, the Company’s original payment to Roche of $20.0 million was being amortized to R&D expense. Beginning in June 2008, the additional payment of $10.0 million and any unamortized amounts remaining from the original payment are being amortized to cost of product sales.

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

GEN-PROBE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As of December 31, 2010, the Company had capitalized $13.4 million, net, in software costs associated with development of the TIGRIS and PANTHER instruments.

The Company had aggregate amortization expense of $17.7 million, $12.8 million and $8.2 million for the years ended December 31, 2010, 2009 and 2008, respectively, including $2.6 million relating to capitalized software in each of those years.

The expected future annual amortization expense of the Company’s intangible assets is as follows (in thousands):

Years Ending December 31,

2011	$20,259
2012	20,064
2013	19,839
2014	17,875
2015	16,487
Thereafter	80,238

Total(1)	$174,763

(1)	Excludes $11.9 million and $0.3 million of in-process research and development assets and capitalized software assets, respectively, which had not commenced amortization as of December 31, 2010. These products will commence amortization in the future when the commercial availability of the underlying products can be reliably estimated.

Note 10 —	Borrowings

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

GEN-PROBE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$180.0 million to $250.0 million. In April 2009, the Company borrowed an additional $70.0 million under its revolving credit facility with Bank of America.

In February 2010, the Company entered into a second amendment to its credit agreement with Bank of America, pursuant to which, among other things, the maturity date of the Company’s senior secured revolving credit facility was extended for an additional one-year period. In February 2011, the Company entered into a third amendment to its credit agreement with Bank of America, pursuant to which the maturity date of the Company’s senior secured revolving credit facility was extended for an additional one-year period. As extended, the credit facility now expires on February 24, 2012. As of December 31, 2010, the total principal amount outstanding under the revolving credit facility was $240.0 million and the interest rate payable on such outstanding amount was approximately 0.86%. In February 2011, the Company borrowed the remaining $10.0 million under the revolving credit facility, bringing the total principal amount outstanding under the credit facility to $250.0 million.

As a result of the Tepnel acquisition, the Company assumed Tepnel’s pre-existing fixed-rate term loan of £0.5 million which accrued interest at an effective rate of 6.6%. The Company repaid this term loan in full in the fourth quarter of 2010.

Note 11 —	Income tax

The components of earnings before income tax were (in thousands):

	Years Ended December 31,
	2010	2009	2008

United States	$159,629	$141,893	$160,509
Rest of World	(4,418)	(2,091)	354

	$155,211	$139,802	$160,863

The provision for income tax consists of the following (in thousands):

	Years Ended December 31,
	2010	2009	2008

Current:
Federal	$47,272	$44,760	$48,758
State	5,934	8,370	9,941
Rest of World	(533)	(55)	(6)

	52,673	53,075	58,693

Deferred:
Federal	(4,812)	(4,390)	(4,831)
State	463	(406)	(32)
Rest of World	(50)	(260)	79

	(4,399)	(5,056)	(4,784)

Total income tax	$48,274	$48,019	$53,909

GEN-PROBE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant components of the Company’s deferred tax assets and liabilities for federal and state income taxes are as follows (in thousands):

	December 31,
	2010	2009

Deferred tax assets:
Research tax credit carryforwards	$624	$2,475
License, manufacturing access fees and other intangibles	1,192	1,395
Inventories	3,618	3,515
Deferred revenue	1,114	1,208
Deferred compensation	2,384	2,276
Stock-based compensation	23,472	21,522
Accrued vacation	2,194	2,626
Other	968	2,104
Net operating loss carryforwards	9,968	10,286

Total deferred tax assets	45,534	47,407
Valuation allowance	(7,837)	(6,392)

Total net deferred tax assets	$37,697	$41,015

Deferred tax liabilities:
Purchased intangibles	$(45,693)	$(39,203)
Capitalized costs expensed for tax	(6,048)	(5,721)
Property, plant and equipment	(2,680)	(4,223)
Unrealized gains on marketable securities	845	(1,129)

Total deferred tax liabilities	(53,576)	(50,276)

Net deferred tax liability	$(15,879)	$(9,261)

Some of the Company’s foreign subsidiaries have historically generated tax losses resulting in accumulated totals of approximately $38.0 million as of December 31, 2010. Most of these tax losses are in the UK and were assumed as part of the Company’s acquisition of Tepnel in 2009. The remaining loss carryforwards are in France and Germany. These losses do not expire, but the Company has established a valuation allowance against the deferred tax assets arising from these losses until such time as the Company can reasonably estimate there will be sufficient future profits in the respective countries to utilize some or all of the accumulated losses.

The Company has not provided for U.S. income and foreign withholding taxes on less than $2.2 million of undistributed earnings from non-U.S. subsidiaries as these earnings are indefinitely invested outside the U.S. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes and withholding taxes payable to the foreign countries, but would also be able to offset unrecognized foreign tax credit carryforwards. It is not practicable for the Company to determine the total amount of unrecognized deferred U.S. income tax liability because of the complexities associated with its hypothetical calculation.

GEN-PROBE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provision for income tax reconciles to the amount computed by applying the federal statutory rate to income before tax as follows (in thousands):

	Years Ended December 31,
	2010		2009		2008

Expected income tax provision at federal statutory rate	$54,324	35%	$48,931	35%	$56,302	35%
State income tax provision, net of federal benefit	6,490	4%	6,092	4%	7,275	5%
Tax advantaged interest income	(1,497)	(1)%	(3,394)	(2)%	(5,210)	(3)%
Domestic manufacturing tax benefits	(5,005)	(3)%	(2,795)	(2)%	(2,920)	(2)%
Research tax credits	(2,883)	(2)%	(3,100)	(2)%	(1,591)	(1)%
Settlements with tax authorities	—	N/M	—	N/M	(979)	(1)%
Other, net	(3,155)	(2)%	2,285	1%	1,032	1%

Actual income tax provision	$48,274	31%	$48,019	34%	$53,909	34%

The following is a reconciliation of the cumulative unrecognized tax benefits (in thousands):

Unrecognized tax benefits as of December 31, 2008 (including the cumulative effect increase)	$5,753
Increase in unrecognized tax benefits for years prior to 2009	294
Increase in unrecognized tax benefits for 2009	992
Decrease in unrecognized tax benefits for lapse of statute of limitations	(58)

Unrecognized tax benefits as of December 31, 2009	6,981
Increase in unrecognized tax benefits for years prior to 2010	956
Increase in tax position relating to acquisition	778
Increase in unrecognized tax benefits for 2010	1,858
Decrease in unrecognized tax benefits for lapse of statute of limitations	(951)

Unrecognized tax benefits as of December 31, 2010	$9,622

All of the unrecognized tax benefits, if recognized, would affect the Company’s effective tax rate. The Company does not anticipate there will be a significant change in the unrecognized tax benefits within the next 12 months. As of December 31, 2010 and 2009, the Company had $1.0 million and $0.5 million, respectively, in accrued interest related to unrecognized tax benefits. It is the Company’s practice to include interest and penalties that relate to income tax matters as a component of income tax expense.

The Company’s federal tax returns for the 2007 through 2009 tax years, California tax returns for the 2005 through 2009 tax years, and UK tax returns for the 2004 through 2009 tax years are subject to future examination.

The Company reduced stockholders’ equity by $1.0 million for the year ended December 31, 2010, which was related to employee stock-based compensation. Tax benefits related to employee stock-based compensation increased stockholders’ equity of the Company by $2.0 million and $2.5 million for the years ended December 31, 2009 and 2008, respectively.

Note 12 —	Stockholders’ equity

Stock options, performance stock and restricted stock awards

The Company’s stock option program is a broad-based, long-term retention program that is intended to attract and retain talented employees and to align stockholder and employee interests. The majority of the Company’s full-time employees have historically participated in the Company’s stock option program.

GEN-PROBE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In May 2003, the Company adopted, and the Company’s stockholders subsequently approved, The 2003 Incentive Award Plan (the “2003 Plan”). The 2003 Plan provides for equity incentives for officers, directors, employees and consultants through the granting of incentive and non-statutory stock options, restricted stock, performance stock, stock appreciation rights and certain other equity awards. The exercise price of each stock option granted under the 2003 Plan must be equal to or greater than the fair market value of the Company’s common stock on the date of grant. Stock options granted under the 2003 Plan are generally subject to vesting at the rate of 25% one year from the grant date and 1/48 each month thereafter until the options are fully vested. Annual grants to non-employee directors of the Company vest over one year at the rate of 1/12 of the shares vesting monthly.

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

In August 2000, the Company adopted, and the Company’s sole stockholder subsequently approved, The 2000 Equity Participation Plan (the “2000 Plan”) that authorized the issuance of up to 4,827,946 shares of common stock for grants under the 2000 Plan. The 2000 Plan provides for the grant of incentive and non-statutory stock options to employees, directors and consultants of the Company. The exercise price of each option granted under the 2000 Plan must be equal to or greater than the fair market value of the Company’s stock on the date of grant. Generally, options vest 25% one year from the grant date and 1/12 each month thereafter until the options are fully vested. The term of the 2000 plan expired in August 2010, and options may no longer be granted under the 2000 Plan.

A summary of the Company’s stock option activity for all option plans is as follows (in thousands, except per share data and number of years):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value

Outstanding at December 31, 2009	5,890	$44.96
Granted	1,110	43.53
Exercised	(904)	30.35
Cancelled	(396)	51.32

Outstanding at December 31, 2010	5,700	$46.56	4.3	$70,884

Exercisable at December 31, 2010	3,810	$46.68	3.7	$47,212

GEN-PROBE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company defines in-the-money options at December 31, 2010 as options that had exercise prices that were lower than the $58.35 closing market price of its common stock at that date. The aggregate intrinsic value of options outstanding at December 31, 2010 is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s common stock for the approximately 4,353,000 shares that were in-the-money at that date. The total intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008 was $15.2 million, $8.7 million, and $12.3 million, respectively, determined as of the exercise dates.

Additional information about stock options outstanding at December 31, 2010 with exercise prices less than or above $58.35 per share, the closing price of the Company’s common stock as of December 31, 2010, is as follows (in thousands, except per share data):

	Exercisable		Unexercisable		Total
		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
	Shares	Price	Shares	Price	Shares	Price

In-the-money	2,850	$41.78	1,504	$42.61	4,354	$42.07
Out-of-the-money	960	61.22	386	60.73	1,346	61.08

Total options outstanding	3,810		1,890		5,700

The weighted-average grant-date fair value per share of options granted during the periods were as follows:

	Years Ended December 31,
	2010	2009	2008

Exercise price equal to the fair value of common stock on the grant date:
Weighted-average exercise price	$43.53	$40.02	$58.30
Weighted-average option fair value	$12.85	$12.64	$18.36

Shares of common stock available for future grants under all stock option plans were 1,426,000 at December 31, 2010.

A summary of the Company’s restricted stock and deferred issuance restricted stock award activity is as follows (in thousands, except per share data):

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value

Unvested at December 31, 2009	229	$54.76
Granted	6	47.38
Vested and exercised	(101)	54.55
Forfeited	(13)	56.17

Unvested at December 31, 2010	121	$54.41

The fair value of the 101,403, 107,407 and 82,019 shares of restricted stock and deferred issuance restricted stock that vested during the years ended December 31, 2010, 2009 and 2008, respectively, was approximately $5.5 million, $5.8 million and $4.3 million, respectively.

GEN-PROBE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the Company’s performance stock award activity is as follows (in thousands, except per share data):

		Maximum	Weighted
		Shares	Average
	Number of	Eligible to	Grant Date
	Shares	Receive	Fair Value

Unvested at December 31, 2009	—	—	$—
Awarded	70	104	42.66
Forfeited	(5)	(7)	42.66

Unvested at December 31, 2010	65	97	$42.66

In February 2010, the Company transitioned from its historical practice of granting certain senior Company employees restricted stock awards with time-based vesting provisions only, to granting these employees the right to receive a designated number of shares of common stock (the “Performance Stock Awards”) based on the achievement of specific performance levels related to the Company’s 2010 revenues, earnings per share and return on invested capital (collectively, the “Performance Stock Award Criteria”). The Performance Stock Awards were granted under the 2003 Plan and are intended to qualify as performance-based compensation under Section 162(m) of the Internal Revenue Code of 1986, as amended.

Pursuant to the terms of the applicable Performance Stock Award agreement, each recipient may receive between zero and up to 150% of the target number of shares of Company stock originally granted based on actual performance as measured against the Performance Stock Award Criteria. If the Company fails to achieve an identified threshold level of performance for any of the Performance Stock Award Criteria, no Company stock will be awarded for that Performance Stock Award Criteria. Shares of Company stock will be issued pursuant to the terms of the applicable Performance Stock Award agreements, and will vest one-third on the date of issuance, one- third on the first anniversary of the date of issuance and one-third on the second anniversary of the date of issuance, as long as the award recipient is employed by the Company on each such date.

In February 2011, the Compensation Committee approved the issuance of approximately 37,500 shares of Company common stock to award recipients as measured against the Performance Stock Award Criteria.

Employee Stock Purchase Plan

In May 2003, the Company adopted, and the Company’s stockholders subsequently approved, the ESPP that authorized the issuance of up to 1,000,000 shares of the Company’s common stock. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code of 1986, as amended, and is for the benefit of qualifying employees as designated by the Board of Directors. Under the terms of the ESPP, purchases are made semiannually. Participating employees may elect to have a maximum of 15% of their compensation, up to a maximum of $10,625 per six month period, withheld through payroll deductions to purchase shares of common stock under the ESPP. The purchase price of the common stock purchased under the ESPP is equal to 85% of the fair market value of the common stock on the offering or “Grant Date” or the exercise or purchase date, whichever is lower. During the years ended December 31, 2010, 2009 and 2008, employees purchased 117,027, 112,224 and 97,618 shares at an average price of $37.53, $36.49 and $37.91 per share, respectively. As of December 31, 2010, a total of 253,727 shares were available for future issuance under the ESPP.

Stock Repurchase Programs

In February 2010, the Company’s Board of Directors authorized the repurchase of up to $100.0 million of the Company’s common stock until December 31, 2010, through negotiated or open market transactions. There was no minimum or maximum number of shares to be repurchased under the program. The Company completed the

GEN-PROBE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

program in December 2010, repurchasing and retiring approximately 2,165,000 shares since the program’s inception at an average price of $46.16, or approximately $99.9 million in total.

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

Note 13 —	Derivative financial instruments

In 2009, the Company began entering into foreign currency forward contracts to reduce its exposure to foreign currency fluctuations of certain assets and liabilities denominated in foreign currencies. These forward contracts had a maturity of approximately 30 days and were not designated as hedges. Accordingly, these instruments were marked to market at each balance sheet date with changes in fair value recognized in earnings under the caption “Other income (expense).” The Company recorded a $0.9 million loss related to these derivative instruments in 2009. The Company did not enter into any foreign currency forward contracts during 2010.

Note 14 —	Commitments and contingencies

Lease commitments

The Company leases certain facilities under operating leases that expire at various dates through August 2035. Facility leases generally provide for periodic rent increases, and may contain escalation clauses, rent abatement periods, and renewal options.

As discussed in Note 3, the Company is consolidating its UK locations. As a result, in August 2010, the Company leased additional space at its Manchester, UK site which is being used for manufacturing and laboratory purposes. The new term of the lease runs through August 2035, and provides for an initial 18-month rent abatement period. The Company has the option to terminate the lease after the 15th and 20th year of the lease.

Future minimum payments under operating leases as of December 31, 2010 are as follows (in thousands):

Years Ending December 31,

2011	$2,418
2012	2,841
2013	2,501
2014	2,183
2015	1,430
Thereafter	16,206

Total	$27,579

Rent expense was $2.0 million, $1.3 million and $0.5 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Purchase and royalty commitments

The Company has purchase agreements that expire on various dates through 2016, under which it is obligated to purchase instruments and raw materials used in manufacturing from key vendors. In connection with its R&D efforts, the Company has various license agreements with unrelated parties that provide the Company with rights to develop and market products using certain technology and patent rights maintained by the third parties. Terms of the various license agreements require the Company to pay royalties ranging from 1% up to 35% of future sales on

GEN-PROBE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

products using the specified technology. Such agreements generally provide for a term that commences upon execution and continues until expiration of the last patent covering the licensed technology. Under various license agreements the Company may be required to pay minimum annual royalty payments. During 2010, 2009 and 2008, the Company recorded $9.8 million, $9.2 million, and $5.2 million, respectively, in royalty costs related to its various license agreements under the caption “Cost of product sales.”

Future minimum payments under purchase and royalty commitments as of December 31, 2010 are as follows (in thousands):

Years Ending December 31,

2011	$38,952
2012	4,619
2013	4,402
2014	4,809
2015	5,223
Thereafter	6,923

Total	$64,928

Contingent Consideration

In connection with the acquisition of Prodesse, the Company was originally obligated to make certain contingent payments to Prodesse securityholders between $0 and $25.0 million. This range is tied to multiple performance measures including commercial and regulatory milestones. As a result of the failure to achieve a specified milestone, the maximum amount of contingent consideration the Company may be required to pay for its acquisition of Prodesse has been reduced to $15.0 million.

The Company initially recorded $18.0 million as of the date of acquisition as the fair value of this potential contingent consideration liability. In July 2010 the Company received FDA clearance of its ProFAST+ assay, thereby satisfying one of the acquisition-related milestones and triggering a $10.0 million payment to former Prodesse securityholders. The fair value of the remaining contingent consideration was reduced to $0 for the year ended December 31, 2010 because the Company does not currently expect to make any further milestone payments related to its acquisition of Prodesse. Future milestone payments, if any, will occur by the second quarter of 2012.

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

Digene Corporation

In December 2006, Digene Corporation (“Digene”) filed a demand for binding arbitration against Roche with the International Center for Dispute Resolution (“ICDR”) of the American Arbitration Association that asserted, among other things, that Roche materially breached a cross-license agreement between Roche and Digene by granting the Company an improper sublicense and sought a determination that a supply and purchase agreement between Roche and the Company was null and void. Under the supply and purchase agreement, Roche manufactures and supplies the Company with oligonucleotides for HPV, which it uses in its molecular diagnostic assays. In July 2007, the ICDR arbitrators granted the Company’s petition to join the arbitration. In

GEN-PROBE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 2009, following the arbitration hearing, a three-member arbitration panel from the ICDR issued an interim award rejecting all claims asserted by Digene (now Qiagen Gaithersburg, Inc.). In August 2009, the arbitrators issued their final arbitration award, which confirmed the interim award and also granted the Company’s motion to recover attorneys’ fees and costs from Digene in the amount of approximately $2.9 million. The Company filed a petition to confirm the arbitration award in the U.S. District Court for the Southern District of New York and Digene filed a petition to vacate or modify the award. In August 2010, the court confirmed the arbitration award and the Company received the $2.9 million from Digene, which was recorded as an offset to general and administrative expense.

Becton, Dickinson and Company

In October 2009, the Company filed a patent infringement action against Becton, Dickinson and Company (“BD”) in the U.S. District Court for the Southern District of California. The complaint alleges that BD’s Vipertm XTRtm testing system infringes five of the Company’s U.S. patents covering automated processes for preparing, amplifying and detecting nucleic acid targets. The complaint also alleges that BD’s ProbeTectm Female Endocervical and Male Urethral Specimen Collection Kits for Amplified Chlamydia trachomatis/Neisseria gonorrhoeae (CT/GC) DNA assays used with the Viper XTR testing system infringe two of the Company’s U.S. patents covering penetrable caps for specimen collection tubes. Finally, the complaint alleges that BD has infringed the Company’s U.S. patent on methods and kits for destroying the ability of a nucleic acid to be amplified; however, the Company has moved to dismiss this specific claim from the lawsuit, while maintaining all other claims. The complaint seeks monetary damages and injunctive relief. In March 2010, the Company filed a second complaint for patent infringement against BD in the U.S. District Court for the Southern District of California alleging that BD’s BD MAX Systemtm (formerly known as the HandyLab Jaguar system) infringes four of its U.S. patents covering automated processes for preparing, amplifying and detecting nucleic acid targets. The second complaint also seeks monetary damages and injunctive relief. In June 2010, these two actions were consolidated into a single legal proceeding. There can be no assurances as to the final outcome of this litigation.

Note 15 —	Collaborative and license agreements

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

Starting in 2009, the Company was entitled to recover 50% of its manufacturing costs incurred in connection with the collaboration and will receive a percentage of the blood screening assay revenue generated under the collaboration. The Company’s share of revenue from any assay that includes a test for HCV is as follows: 2009, 44%; 2010-2011, 46%; 2012-2013, 47%; 2014, 48%; and 2015 through the remainder of the term of the collaboration, 50%. The Company’s share of blood screening assay revenue from any assay that does not test for HCV remains at 50%. Novartis has also reduced the amount of time between product sales and payment of the Company’s share of blood screening assay revenue from 45 days to 30 days. Novartis is obligated to purchase all of the quantities of these assays specified on a 90-day demand forecast, due 90 days prior to the date Novartis intends to take delivery, and certain quantities specified on a rolling 12-month forecast.

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

GEN-PROBE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the years ended December 31, 2010, 2009 and 2008, the Company recognized revenues under this collaboration agreement in the following categories (in thousands):

	Years Ended December 31,
	2010	2009	2008

Product sales	$203,140	$197,536	$206,283
Collaborative research revenue	13,921	6,711	14,711
Royalty and license revenue	2,396	4,203	3,930

Total revenue from Novartis	$219,457	$208,450	$224,924

The Company also has $2.3 million in deferred license revenues under this collaboration agreement as of December 31, 2010.

Pacific Biosciences

In June 2010, the Company entered into a collaboration agreement with Pacific Biosciences regarding the research and development of instruments integrating the Company’s sample preparation technologies and Pacific Biosciences’ single-molecule DNA sequencing technologies for use in clinical diagnostics. Subject to customary termination rights, the initial term of the collaboration will end on the earlier of December 15, 2012 or six months after Pacific Biosciences demonstrates the proof of concept of its “V2” single-molecule DNA sequencing system. Each company is responsible for its own costs under the collaboration. The Company incurred $0.4 million of expenses for the year ended December 31, 2010 in connection with this collaboration agreement.

Note 16 —	Significant customers, product line and geographic information

The Company currently operates in one business segment, the development, manufacturing, marketing, sales and support of molecular diagnostic products primarily to diagnose human diseases and screen donated human blood.

Product sales by product line were as follows (in thousands):

	Years Ended December 31,
	2010		2009		2008
	$	%	$	%	$	%

Clinical diagnostics	$305,816	59%	$274,215	57%	$222,937	52%
Blood screening	203,140	39%	197,537	41%	206,283	48%
Research products and services	13,753	2%	12,007	2%	—	N/M

Total product sales	$522,709	100%	$483,759	100%	$429,220	100%

During the years ended December 31, 2010, 2009 and 2008, 40%, 42%, and 48%, respectively, of total revenues were from Novartis. No other customer accounted for more than 10% of the Company’s revenues in 2010, 2009, or 2008. The portions of trade accounts receivable related to Novartis were 18% and 25% at December 31, 2010 and 2009, respectively.

GEN-PROBE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total revenues and net long-lived assets by geographic region were as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008

Total revenue:
North America	$395,824	$369,790	$363,225
Rest of World	147,503	128,512	109,470

	$543,327	$498,302	$472,695

	Years Ended December 31,
	2010	2009

Net long-lived assets(1):
North America	$138,806	$139,051
Rest of World	22,057	18,386

	$160,863	$157,437

(1)	Net long-lived assets related to the Company’s property, plant and equipment.

Note 17 —	Employee benefit plan

Effective May 1, 1990, the Company established a 401(k) plan covering substantially all of the Company’s employees beginning the month after they are hired. Employees may contribute up to 70% of their compensation per year (subject to a maximum limit imposed by federal tax law). The Company is obligated to make matching contributions equal to a maximum of 50% of the first 6% of compensation contributed by the employee. The contributions charged to operations related to the Company’s employees totaled $1.9 million, $2.0 million, and $1.8 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Note 18 —	Deferred compensation plan

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

Assets placed in trust by the Company to fund future obligations of the Plan resulting from employee compensation deferrals are subject to the claims of creditors in the event of insolvency or bankruptcy, and participants are general creditors of the Company as to their deferred compensation in the Plan.

The Company may terminate the Plan at any time with respect to participants providing services to the Company. Upon termination of the Plan, participants will be paid out in accordance with their prior distribution elections and otherwise in accordance with the Plan. Upon and for twelve (12) months following a change of

GEN-PROBE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

control, the Company has the right to terminate the Plan and, notwithstanding any elections made by participants, to pay out all benefits in a lump sum, subject to the provisions of the Internal Revenue Code. As of December 31, 2010, the Company had approximately $6.2 million of accrued deferred compensation liabilities under the Plan. Of that amount, $0.7 million and $5.5 million have been classified as current and non-current liabilities, respectively, within “Accrued salaries and employee benefits” and “Other long-term liabilities.”

Note 19 —	Quarterly information (unaudited)

The following tables set forth the quarterly results of operations for each quarter within the two-year period ended December 31, 2010. The information for each of these quarters is unaudited and has been prepared on the same basis as the Company’s audited consolidated financial statements. In the opinion of management, all necessary adjustments, consisting only of normal recurring accruals, have been included to fairly present the unaudited quarterly results when read in conjunction with the Company’s audited consolidated financial statements and related notes. The operating results of any quarter are not necessarily indicative of results for any future period.

	2010
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands, except per share data)

Product sales	$130,569	$132,734	$128,313	$131,093
Total revenues	135,419	138,649	132,565	136,694
Cost of product sales (excluding acquisition-related intangible amortization)	42,661	44,311	42,146	40,104
Gross profit	87,908	88,423	86,167	90,989
Total operating expenses	104,018	104,456	97,162	99,846
Net income	24,193	28,110	27,396	27,238
Net income per share(1):
Basic	$0.49	$0.57	$0.57	$0.57
Diluted	$0.48	$0.57	$0.56	$0.56

	2009
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands, except per share data)

Product sales	$112,522	$116,816	$118,951	$135,470
Total revenues	116,183	120,545	122,704	138,870
Cost of product sales (excluding acquisition-related intangible amortization)	33,314	38,280	36,345	44,454
Gross profit	79,208	78,536	82,606	91,016
Total operating expenses	83,213	97,301	93,667	104,007
Net income	25,747	19,815	22,196	24,025
Net income per share(1):
Basic	$0.49	$0.39	$0.45	$0.49
Diluted	$0.49	$0.38	$0.44	$0.48

(1)	Amounts shown may reflect rounding adjustments.

Note 20 —	Subsequent event

In February 2011, the Company’s Board of Directors authorized the repurchase of up to $150.0 million of the Company’s common stock over the one year period following adoption of the program, through negotiated or open market transactions. There is no minimum or maximum number of shares to be repurchased under the program.

GEN-PROBE INCORPORATED

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

For Each of the Three Years in the Period Ended December 31, 2010
(In thousands)

		Addition		Effect of
	Balance at	Charged to		Foreign	Balance at
	Beginning	Cost and		Currency	End of
	of Period	Expenses	Deductions(1)	Translation	Period

Allowance for doubtful accounts:
Year Ended December 31, 2010:	$516	$271	$(432)	$—	$355
Year Ended December 31, 2009:	$700	$633	$(817)	$—	$516
Year Ended December 31, 2008:	$719	$9	$(28)	$—	$700
Inventory reserves:
Year Ended December 31, 2010:	$9,538	$1,943	$(869)	$(173)	$10,439
Year Ended December 31, 2009:	$5,694	$4,457	$(614)	$—	$9,538
Year Ended December 31, 2008:	$6,661	$1,493	$(2,460)	$—	$5,694
Restructuring reserves:
Year Ended December 31, 2010:	$—	$1,121	$(754)	$(2)	$365
Year Ended December 31, 2009:	$—	$—	$—	$—	$—
Year Ended December 31, 2008:	$—	$—	$—	$—	$—

(1)	Deductions for Allowance for Doubtful Accounts and Inventory Reserves are for accounts receivable written off and disposal of obsolete inventory. Deductions for restructuring reserves are for amounts paid.

S-1

INDEX TO EXHIBITS

Exhibit
Number		Description

2	.1(2)	Separation and Distribution Agreement, dated May 24, 2002, and amended and restated as of August 6, 2002, between Gen-Probe Incorporated and Chugai Pharmaceutical Co., Ltd. (now Fujirebio, Inc.).
2	.2(30)	Agreement and Plan of Merger, dated as of October 6, 2009, by and among Gen-Probe Incorporated, Prodigy Acquisition Corp., Prodesse, Inc. and Thomas M. Shannon and R. Jeffrey Harris, as the Securityholders’ Representative Committee.*
3	.1(2)	Form of Amended and Restated Certificate of Incorporation of Gen-Probe Incorporated.
3	.2(6)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Gen-Probe Incorporated.
3	.3(21)	Amended and Restated Bylaws of Gen-Probe Incorporated.
3	.4(14)	Certificate of Elimination of the Series A Junior Participating Preferred Stock of Gen-Probe Incorporated.
4	.1(2)	Specimen Common Stock Certificate.
10	.1(14)‡	The 2000 Equity Participation Plan of Gen-Probe Incorporated (as last amended on November 16, 2006).
10	.2(14)‡	The 2000 Equity Participation Plan Form of Agreement and Grant Notice for Non-Employee Directors (as last amended on November 16, 2006).
10	.3(14)‡	The 2002 New Hire Stock Option Plan of Gen-Probe Incorporated (as last amended on November 16, 2006).
10	.4(14)‡	The 2002 New Hire Stock Option Plan Form of Agreement and Grant Notice (as last amended on November 16, 2006).
10	.5(25)‡	The 2003 Incentive Award Plan of Gen-Probe Incorporated (as last amended effective as of May 14, 2009).
10	.6(14)‡	The 2003 Incentive Award Plan Form of Agreements and Grant Notices (as last amended on February 8, 2007).
10	.7(10)‡	The 2003 Incentive Award Plan Form of Restricted Stock Award Agreement and Grant Notice, as amended.
10	.8(28)‡	The 2003 Incentive Award Plan Form of Performance Stock Award Grant Notice and Performance Stock Award Agreement.
10	.9(6)‡	Employee Stock Purchase Plan of Gen-Probe Incorporated, as amended.
10	.10(15)‡	Gen-Probe Incorporated 2007 Executive Bonus Plan.
10	.11(32)‡	Gen-Probe Employee Bonus Plan.
10	.12(22)‡	Amended and Restated Gen-Probe Incorporated Deferred Compensation Plan, effective January 1, 2008.
10	.13(4)‡	Gen-Probe Incorporated Change-In-Control Severance Compensation Plan for Employees.
10	.14(22)‡	Amendment to Gen-Probe Incorporated Change-in-Control Severance Compensation Plan, dated October 2, 2008.
10	.15(31)	Restated Agreement dated as of July 24, 2009 by and between Gen-Probe Incorporated and Novartis Vaccines and Diagnostics, Inc.*
10	.16(1)	Supplemental Agreement dated April 2, 2001 to the Agreement dated June 11, 1998 for Development, Distribution and Licensing of TMA Products between Gen-Probe Incorporated and Bayer Corporation.*
10	.17(13)	Settlement Agreement dated August 1, 2006 among Gen-Probe Incorporated, Bayer HealthCare LLC and Bayer Corporation.*
10	.18(34)	Second Amendment, effective as of July 1, 2009, to the Collaboration Agreement dated June 11, 1998 by and between Gen-Probe Incorporated and Siemens Healthcare Diagnostics Inc. (as successor-in-interest to Bayer HealthCare LLC).*
10	.19(1)	Distribution Agreement dated May 2, 1997 between Gen-Probe Incorporated and bioMérieux S.A.*

Exhibit
Number		Description

10	.20(3)	Distributorship Arrangements Agreement dated May 2, 1997 between Gen-Probe Incorporated and bioMérieux S.A.*
10	.21(1)	Renewal Amendment dated November 2, 1999 to the Distribution Agreement and the Distributorship Arrangements Agreement dated May 2, 1997 between Gen-Probe Incorporated and bioMérieux S.A.
10	.22(1)	First Amendment dated August 4, 2000 to the Renewed Distribution Agreement and the Distributorship Arrangements Agreement dated May 2, 1997 between Gen-Probe Incorporated and bioMérieux S.A.*
10	.23(6)	2003 Amendment dated May 2, 2003 to the Renewed Distribution Agreement and the Distributorship Arrangements Agreement dated May 2, 1997 between Gen-Probe Incorporated and bioMérieux, S.A.*
10	.24(11)	2006 Amendment dated May 1, 2006 to the Renewed Distributorship Agreement and the Distributorship Arrangements Agreement dated May 2, 1997 between Gen-Probe Incorporated and bioMérieux, S.A.
10	.25(3)	License Agreement dated July 1, 2001 between Gen-Probe Incorporated and Chugai Diagnostics Science Co., Ltd. (now Fujirebio, Inc.).
10	.26(3)	Distribution Agreement effective as of September 1, 1998 between Gen-Probe Incorporated and Chugai Diagnostics Science Co., Ltd. (now Fujirebio, Inc.).
10	.27(3)	First Amendment dated June 30, 2002 to September 1, 1998 Distribution Agreement between Gen-Probe Incorporated and Chugai Diagnostics Science Co., Ltd. (now Fujirebio, Inc.).
10	.28(3)	Co-Exclusive Agreement effective April 23, 1997 between Gen-Probe Incorporated and The Board of Trustees of the Leland Stanford Junior University.*
10	.29(1)	Amendment No. 1 effective April, 1998 to the License Agreement effective April 23, 1997 between Stanford University and Gen-Probe Incorporated.*
10	.30(3)	Non-Assertion Agreement dated February 7, 1997 between Gen-Probe Incorporated and Organon Teknika B.V.*
10	.31(27)	Non-exclusive License Agreement under Vysis’ Collins Patents dated June 22, 1999 between Gen-Probe Incorporated and Vysis, Inc.
10	.32(7)	Settlement Agreement under Vysis’ Collins Patents effective September 17, 2004 by and between Gen-Probe Incorporated and Vysis, Inc.*
10	.33(7)	Amendment to Nonexclusive License Agreement under Vysis’ Collins Patents dated September 17, 2004 by and between Gen-Probe Incorporated and Vysis, Inc.*
10	.34(27)	Development, License and Supply Agreement effective October 16, 2000 between Gen-Probe Incorporated and KMC Systems, Inc.
10	.35(1)	First Amendment made as of September, 2001 to Agreement entered into as of October 16, 2000 between Gen-Probe Incorporated and KMC Systems, Inc.
10	.36(3)	Supply Agreement effective March 5, 1998 between Gen-Probe Incorporated and Boehringer Mannheim GmbH.*
10	.37(1)	First Amendment effective February 21, 2001 between Gen-Probe Incorporated and Roche Diagnostics GmbH (the successor-in-interest to Boehringer Mannheim GmbH) to the Supply Agreement effective as of March 5, 1998 between Gen-Probe Incorporated and Boehringer Mannheim GmbH.*
10	.38(8)	Second Amendment dated August 31, 2004 between Gen-Probe Incorporated and Roche Diagnostics (the successor-in-interest to Boehringer Mannheim GmbH) to the Supply Agreement effective as of March 5, 1998 between Gen-Probe Incorporated and Boehringer Mannheim GmbH.*
10	.39(19)	Third Amendment effective January 1, 2007 between Gen-Probe Incorporated and Roche Diagnostics (the successor-in-interest to Boehringer Mannheim GmbH) to the Supply Agreement effective as of March 5, 1998 between Gen-Probe Incorporated and Boehringer Mannheim GmbH.*
10	.40(5)	License, Development and Cooperation Agreement dated November 19, 2003 between Gen-Probe Incorporated and DiagnoCure Inc.*

Exhibit
Number		Description

10	.41(12)	Amendment No. 1 to License, Development and Cooperation Agreement effective May 24, 2006 between Gen-Probe Incorporated and DiagnoCure, Inc.*
10	.42(26)	Amendment No. 2 to License, Development and Cooperation Agreement, effective as of April 28, 2009, between Gen-Probe Incorporated and DiagnoCure, Inc.*
10	.43(6)	Supply Agreement dated January 1, 2002 between Gen-Probe Incorporated and MGM Instruments, Inc.*
10	.44(6)	Supply Agreement Amendment Number One dated June 4, 2004 between Gen-Probe Incorporated and MGM Instruments, Inc.*
10	.45(9)	Supply and Purchase Agreement effective February 15, 2005 between Gen-Probe Incorporated, F. Hoffman-La Roche Ltd. and Roche Molecular Systems, Inc.*
10	.46(16)	Development Agreement for Panther Instrument System effective November 22, 2006 between Gen-Probe Incorporated and STRATEC Biomedical Systems AG.*
10	.47(16)	Supply Agreement for Panther Instrument System effective November 22, 2006 between Gen-Probe Incorporated and STRATEC Biomedical Systems AG.*
10	.48(16)	Letter Agreement regarding Development Agreement for Panther Instrument System dated July 17, 2007 between Gen-Probe Incorporated and STRATEC Biomedical Systems AG.*
10	.49(33)	Collaboration Agreement dated as of June 15, 2010 by and between Gen-Probe Incorporated and Pacific Biosciences of California, Inc.*
10	.50(23)	Credit Agreement dated as of February 27, 2009 by and between Gen-Probe Incorporated, as Borrower, and Bank of America, N.A., as Lender.
10	.51(23)	Security Agreement (Securities) dated as of February 27, 2009 by Gen-Probe Incorporated in favor of Bank of America, N.A.
10	.52(24)	Amendment to Credit Agreement dated as of March 23, 2009 by and between Gen-Probe Incorporated, as Borrower, and Bank of America, N.A., as Lender.
10	.53(29)	Amendment No. 2 to Credit Agreement dated as of February 11, 2010 by and between Gen-Probe Incorporated, as Borrower, and Bank of America, N.A., as Lender.
10	.54(35)	Amendment No. 3 to Credit Agreement dated as of February 10, 2011 by and between Gen-Probe Incorporated, as Borrower, and Bank of America, N.A., as Lender.
10	.55(26)‡	Amended and Restated Employment Agreement effective May 18, 2009 between Gen-Probe Incorporated and Carl W. Hull.
10	.56(26)‡	Form of Grant Notice and Deferred Issuance Restricted Stock Award Agreement between Gen-Probe Incorporated and Carl W. Hull.
10	.57(17)‡	Employment Offer Letter between Gen-Probe Incorporated and Christina Yang.
10	.58(22)‡	Amendment to Offer Letter Agreement effective October 31, 2008, between Gen-Probe Incorporated and Christina Yang.
10	.59(18)‡	Employment Offer Letter effective October 30, 2007 between Gen-Probe Incorporated and Jorgine Ellerbrock.
10	.60(5)‡	Form of Employment Agreement Executive Team (executed by the following executive officers: R. Bowen, D. De Walt, J. Ellerbrock, D. Kacian, H. Rosenman and C. Yang).
10	.61(15)‡	Form of First Amendment to Employment Agreement for Executive Vice Presidents and Vice Presidents, effective March 1, 2007 (executed by the following officers: R. Bowen, D. De Walt, P. Gargan, D. Kacian and H. Rosenman).
10	.62(20)‡	Form of Employment Agreement Executive Team as approved in September 2008 (executed by the following executive officers: E. Lai and E. Tardif).
10	.63(22)‡	Form of First Amendment to Employment Agreement effective October 2008 (executed by the following officers: J. Ellerbrock and C. Yang).
10	.64(22)‡	Form of Second Amendment to Employment Agreement effective October 2008 (executed by the following officers: R. Bowen, D. De Walt, P. Gargan, D. Kacian and H. Rosenman).
10	.65(2)‡	Form of Indemnification Agreement between Gen-Probe Incorporated and its Executive Officers and Directors.
21	.1†	List of subsidiaries of Gen-Probe Incorporated.

Exhibit
Number		Description

23	.1†	Consent of Independent Registered Public Accounting Firm.
31	.1†	Certification dated February 23, 2011, of Principal Executive Officer required pursuant to 18 USC. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2†	Certification dated February 23, 2011, of Principal Financial Officer required pursuant to 18 USC. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1**	Certification dated February 23, 2011, of Principal Executive Officer required pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2**	Certification dated February 23, 2011, of Principal Financial Officer required pursuant to 18 USC. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101	.1**	Interactive Data Files pursuant to Rule 405 of Regulation S-T.

†	Filed herewith.

‡	Indicates management contract or compensatory plan, contract or arrangement.

*	Gen-Probe has been granted confidential treatment with respect to certain portions of this exhibit.

**	Furnished herewith.

(1)	Incorporated by reference to Gen-Probe’s Registration Statement on Form 10 filed with the SEC on May 24, 2002.

(2)	Incorporated by reference to Gen-Probe’s Amendment No. 2 to Registration Statement on Form 10 filed with the SEC on August 14, 2002.

(3)	Incorporated by reference to Gen-Probe’s Amendment No. 3 to Registration Statement on Form 10 filed with the SEC on September 5, 2002.

(4)	Incorporated by reference to Gen-Probe’s Annual Report on Form 10-K filed with the SEC on March 24, 2003 (File No. 001-31279).

(5)	Incorporated by reference to Gen-Probe’s Annual Report on Form 10-K filed with the SEC on March 9, 2004 (File No. 001-31279).

(6)	Incorporated by reference to Gen-Probe’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2004 (File No. 001-31279).

(7)	Incorporated by reference to Gen-Probe’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2004 (File No. 001-31279).

(8)	Incorporated by reference to Gen-Probe’s Annual Report on Form 10-K filed with the SEC on March 15, 2005 (File No. 001-31279).

(9)	Incorporated by reference to Gen-Probe’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2005 (File No. 001-31279).

(10)	Incorporated by reference to Gen-Probe’s Current Report on Form 8-K filed with the SEC on December 6, 2005 (File No. 001-31279).

(11)	Incorporated by reference to Gen-Probe’s Quarterly Report on Form 10-Q filed with the SEC on May 5, 2006.

(12)	Incorporated by reference to Gen-Probe’s Quarterly Report on Form 10-Q filed with the SEC on August 3, 2006.

(13)	Incorporated by reference to Gen-Probe’s Quarterly Report on Form 10-Q filed with the SEC on November 1, 2006.

(14)	Incorporated by reference to Gen-Probe’s Annual Report on Form 10-K filed with the SEC on February 23, 2007.

(15)	Incorporated by reference to Gen-Probe’s Quarterly Report on Form 10-Q filed with the SEC on May 1, 2007.

(16)	Incorporated by reference to Gen-Probe’s Quarterly Report on Form 10-Q filed with the SEC on November 5, 2007.

(17)	Incorporated by reference to Gen-Probe’s Current Report on Form 8-K filed with the SEC on May 2, 2007.

(18)	Incorporated by reference to Gen-Probe’s Current Report on Form 8-K filed with the SEC on November 19, 2007.

(19)	Incorporated by reference to Gen-Probe’s Quarterly Report on Form 10-K filed with the SEC on February 25, 2008.

(20)	Incorporated by reference to Gen-Probe’s Quarterly Report on Form 10-Q filed with the SEC on October 31, 2008.

(21)	Incorporated by reference to Gen-Probe’s Current Report on Form 8-K filed with the SEC on February 18, 2009.

(22)	Incorporated by reference to Gen-Probe’s Annual Report on Form 10-K filed with the SEC on February 25, 2009.

(23)	Incorporated by reference to Gen-Probe’s Current Report on Form 8-K filed with the SEC on March 4, 2009.

(24)	Incorporated by reference to Gen-Probe’s Current Report on Form 8-K filed with the SEC on March 25, 2009.

(25)	Incorporated by reference to Gen-Probe’s Current Report on Form 8-K filed with the SEC on May 19, 2009.

(26)	Incorporated by reference to Gen-Probe’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2009.

(27)	Incorporated by reference to Gen-Probe’s Quarterly Report on Form 10-Q filed with the SEC on November 5, 2009.

(28)	Incorporated by reference to Gen-Probe’s Current Report on Form 8-K with respect to Items 5.02 and 9.01 filed with the SEC on February 16, 2010.

(29)	Incorporated by reference to Gen-Probe’s Current Report on Form 8-K with respect to Items 1.01, 2.03 and 9.01 filed with the SEC on February 16, 2010.

(30)	Incorporated by reference to Gen-Probe’s Annual Report on Form 10-K filed with the SEC on February 25, 2010.

(31)	Incorporated by reference to Gen-Probe’s Amendment No. 1 to Quarterly Report on Form 10-Q/A filed with the SEC on April 14, 2010.

(32)	Incorporated by reference to Gen-Probe’s Quarterly Report on Form 10-Q filed with the SEC on May 5, 2010.

(33)	Incorporated by reference to Gen-Probe’s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2010. Changes were made to portions of this exhibit in Gen-Probe’s Quarterly Report on Form 10-Q filed with the SEC on November 3, 2010, which is also incorporated by reference.

(34)	Incorporated by reference to Gen-Probe’s Quarterly Report on Form 10-Q filed with the SEC on November 3, 2010.

(35)	Incorporated by reference to Gen-Probe’s Current Report on Form 8-K filed with the SEC on February 15, 2011.