Form 10-Q
period 2011-03-31
GEN PROBE INC
filed 2011-05-04
CIK 820237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2011
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File Number: 000-49834
GEN-PROBE INCORPORATED
(Exact Name of Registrant as Specified in Its Charter)

Delaware	33-0044608
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

10210 Genetic Center Drive, San Diego, CA	92121-4362 (Zip Code)
(Address of Principal Executive Office)
(858) 410-8000
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of April 29, 2011, 47,941,970 shares of the registrant’s common stock, $0.0001 par value per share, were outstanding.

GEN-PROBE INCORPORATED

FORM 10-Q

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements
Consolidated Balance Sheets	1
Consolidated Statements of Income	2
Consolidated Statements of Cash Flows	3
Notes to Consolidated Financial Statements	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3. Quantitative and Qualitative Disclosures about Market Risk	31
Item 4. Controls and Procedures	32

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	33
Item 1A. Risk Factors	33
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	50
Item 6. Exhibits	50
SIGNATURES
EX-10.2
EX-10.3
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
 i

GEN-PROBE INCORPORATED
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31,	December 31,
	2011	2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$93,563	$59,690
Marketable securities	177,908	170,648
Trade accounts receivable, net of allowance for doubtful accounts of $405 and $355 at March 31, 2011 and December 31, 2010, respectively	59,633	54,739
Accounts receivable — other	3,548	5,493
Inventories	65,180	66,416
Deferred income tax	13,774	13,634
Prepaid income tax	26	2,993
Prepaid expenses	13,837	11,672
Other current assets	5,698	5,148

Total current assets	433,167	390,433
Marketable securities, net of current portion	219,808	259,317
Property, plant and equipment, net	163,538	160,863
Capitalized software, net	14,014	13,981
Patents, net	12,327	12,450
Goodwill	150,639	150,308
Purchased intangibles, net	118,338	120,270
License, manufacturing access fees and other assets, net	62,427	60,175

Total assets	$1,174,258	$1,167,797

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,471	$14,614
Accrued salaries and employee benefits	19,066	26,825
Other accrued expenses	16,768	13,935
Income tax payable	7,649	634
Short-term borrowings	250,000	240,000
Deferred income tax	91	—
Deferred revenue	1,460	1,166

Total current liabilities	306,505	297,174
Non-current income tax payable	8,864	8,315
Deferred income tax	27,308	29,775
Deferred revenue, net of current portion	2,318	2,500
Other long-term liabilities	7,149	6,654
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 20,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value per share; 200,000,000 shares authorized, 47,663,833 and 47,966,156 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	5	5
Additional paid-in capital	172,133	195,820
Accumulated other comprehensive (loss) income	(177)	678
Retained earnings	650,153	626,876

Total stockholders’ equity	822,114	823,379

Total liabilities and stockholders’ equity	$1,174,258	$1,167,797

See accompanying notes to consolidated financial statements

GEN-PROBE INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Revenues:
Product sales	$138,112	$130,569
Collaborative research revenue	3,568	3,264
Royalty and license revenue	1,358	1,586

Total revenues	143,038	135,419
Operating expenses:
Cost of product sales (excluding acquisition-related intangible amortization)	41,943	42,661
Acquisition-related intangible amortization	2,805	2,216
Research and development	28,963	29,681
Marketing and sales	16,522	14,781
General and administrative	18,153	14,679

Total operating expenses	108,386	104,018

Income from operations	34,652	31,401
Other income (expense):
Investment and interest income	735	3,898
Interest expense	(503)	(546)
Gain on contingent consideration	—	1,745
Other income (expense), net	177	(159)

Total other income, net	409	4,938

Income before income tax	35,061	36,339
Income tax expense	11,784	12,146

Net income	$23,277	$24,193

Net income per share:
Basic	$0.49	$0.49

Diluted	$0.48	$0.48

Weighted average shares outstanding:
Basic	47,861	49,233

Diluted	49,004	49,739

See accompanying notes to consolidated financial statements

GEN-PROBE INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Operating activities
Net income	$23,277	$24,193
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,345	11,308
Amortization of premiums on investments, net of accretion of discounts	2,673	2,216
Stock-based compensation	6,036	5,902
Excess tax benefit from employee stock-based compensation	(1,425)	(1,596)
Deferred revenue	97	(833)
Deferred income tax	(615)	(1,360)
Gain on contingent consideration	—	(1,745)
Loss on disposal of property and equipment	24	47
Changes in assets and liabilities:
Trade and other accounts receivable	(2,816)	7,696
Inventories	3,420	1,110
Prepaid expenses	(2,116)	(2,200)
Other current assets	(536)	(95)
Other long-term assets	(132)	(257)
Accounts payable	(3,196)	(8,065)
Accrued salaries and employee benefits	(7,847)	(5,256)
Other accrued expenses	(40)	(1,630)
Income tax payable	11,500	11,827
Other long-term liabilities	456	(575)

Net cash provided by operating activities	40,105	40,687

Investing activities
Proceeds from sales and maturities of marketable securities	30,460	139,425
Purchases of marketable securities	(5,731)	(71,390)
Purchases of property, plant and equipment	(10,762)	(7,828)
Purchases of capitalized software	(780)	(1,089)
Purchases of intangible assets, including licenses and manufacturing access fees	(923)	(722)
Other	501	(310)

Net cash provided by investing activities	12,765	58,086

Financing activities
Repurchase and retirement of common stock	(47,972)	(10,961)
Proceeds from issuance of common stock and employee stock purchase plan	17,390	16,912
Repurchase and retirement of restricted stock for payment of taxes	(358)	(39)
Excess tax benefit from employee stock-based compensation	1,425	1,596
Borrowings, net	10,000	—

Net cash (used in) provided by financing activities	(19,515)	7,508

Effect of exchange rate changes on cash and cash equivalents	518	(1,620)

Net increase in cash and cash equivalents	33,873	104,661
Cash and cash equivalents at the beginning of period	59,690	82,616

Cash and cash equivalents at the end of period	$93,563	$187,277

See accompanying notes to consolidated financial statements

Notes to the Consolidated Financial Statements (unaudited)
Note 1 — Summary of Significant Accounting Policies
Basis of Presentation
     The accompanying interim consolidated financial statements of Gen-Probe Incorporated (“Gen-Probe” or the “Company”) at March 31, 2011, and for the three month periods ended March 31, 2011 and 2010, are unaudited and have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In management’s opinion, the unaudited consolidated financial statements include all adjustments, consisting only of normal recurring accruals, necessary to state fairly the financial information therein, in accordance with U.S. GAAP. Interim results are not necessarily indicative of the results that may be reported for any other interim period or for the year ending December 31, 2011.
     These unaudited interim consolidated financial statements and related footnotes should be read in conjunction with the audited consolidated financial statements and related footnotes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
     In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 855, Subsequent Events, the Company evaluated subsequent events after the balance sheet date of March 31, 2011 and through the date and time its consolidated financial statements were issued on May 4, 2011.
Principles of Consolidation
     These unaudited consolidated financial statements include the accounts of Gen-Probe as well as its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation. The Company does not consolidate any interests in variable interest entities.
     In December 2010, the Company acquired Genetic Testing Institute, Inc. (“GTI Diagnostics”), a privately held Wisconsin corporation now known as Gen-Probe GTI Diagnostics, Inc. GTI Diagnostics has broadened and strengthened the Company’s transplant diagnostics business, and has also provided the Company with access to new products in the specialty coagulation and transfusion-related blood bank markets. GTI Diagnostics’ results of operations have been included in the Company’s consolidated financial statements beginning in December 2010.
     In October 2009, the Company acquired Prodesse, Inc. (“Prodesse”), a privately held Wisconsin corporation, now known as Gen-Probe Prodesse, Inc. Prodesse develops molecular diagnostic products for a variety of infectious disease applications. Prodesse’s results of operations have been included in the Company’s consolidated financial statements beginning in October 2009.
     In April 2009, the Company acquired Tepnel Life Sciences plc (“Tepnel”), a United Kingdom (“UK”) based international life sciences products and services company, now known as Gen-Probe Life Sciences Ltd. Tepnel’s transplant diagnostics and genetic testing results of operations have been included in the Company’s consolidated financial statements beginning in April 2009.
     The Company translates the financial statements of its non-U.S. operations using the end-of-period exchange rates for assets and liabilities and the average exchange rates for each reporting period for results of operations. Net gains and losses resulting from the translation of foreign financial statements and the effect of exchange rates on intercompany receivables and payables of a long-term investment nature are recorded as a separate component of stockholders’ equity under the caption “Accumulated other comprehensive (loss) income.” These adjustments will affect net income upon the sale or liquidation of the underlying investment.

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
Segment Information
     The Company currently operates in one business segment, the development, manufacturing, marketing, sales and support of molecular diagnostic products primarily to diagnose human diseases, screen donated human blood and ensure transplant compatibility. Although the Company’s products comprise distinct product lines to serve different end markets within molecular diagnostics, the Company does not operate its business in operating segments. The Company is managed by a single functionally based management team that manages all aspects of the Company’s business and reports directly to the Chief Executive Officer. For all periods presented, the Company operated in a single business segment. Revenue by product line is presented in Note 11.
Revenue Recognition
     The Company records shipments of its clinical diagnostic products as product sales when the product is shipped, title and risk of loss have passed to the customer and when collection of the resulting receivable is reasonably assured.
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
     Revenue arrangements with multiple deliverables are evaluated for proper accounting treatment. In these arrangements, the Company records revenue as separate units of accounting if the delivered items have value to the customer on a stand-alone basis, and if the arrangement includes a general right of return relative to the delivered items, and delivery or performance of the undelivered items is considered probable and substantially within the Company’s control. For transactions entered into prior to 2011, consideration was generally allocated to each unit of accounting based on its relative fair value when objective and reliable evidence of fair value existed for all units of accounting in an arrangement. The fair value of an item was generally the price charged for the product, if the item was sold on a stand-alone basis. When the Company was unable to establish fair value for delivered items or when fair value of undelivered items had not been established, revenue was deferred until all elements were delivered and services had been performed or until fair value could be objectively determined for any undelivered elements. Beginning in 2011, arrangement consideration is allocated at the inception of the arrangement to all deliverables using the relative selling price method that is based on a three-tier hierarchy. The relative selling price method requires that the estimated selling price for each deliverable be based on vendor-specific objective evidence (“VSOE”) of fair value, which represents the price charged for each deliverable when it is sold separately or for a deliverable not yet being sold separately, the price established by management having the relevant authority. When VSOE of fair value is not available, third-party evidence (“TPE”) of fair value is acceptable, or a best estimate of selling price if VSOE and TPE are not available. A best estimate of selling price should be consistent with the objective of determining the price at which the Company would transact if the deliverable were sold regularly on a stand-alone basis and should also take into account market conditions and company specific factors.
     The Company recognizes collaborative research revenue over the term of various collaboration agreements, as negotiated monthly contracted amounts are earned or reimbursable costs are incurred related to those agreements. Negotiated monthly contracted amounts are earned in relative proportion to the performance required under the applicable contracts. Non-refundable license fees are recognized over the related performance period or at the time that the Company has satisfied all performance obligations. Milestone consideration that is contingent upon achievement of a milestone in its entirety is recorded as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. These criteria include (i) the consideration being earned should be commensurate with either the Company’s performance to achieve the milestone or the enhancement of the value of the item delivered as a result of a specific outcome resulting from the Company’s performance to achieve the milestone, (ii) the consideration being earned should relate solely to past performance, (iii) the consideration being earned should be reasonable relative to all deliverables and payment terms in the arrangement, and (iv) the milestone should be considered in its entirety and cannot be bifurcated into substantive and non-substantive components. Any amounts received prior to satisfying the Company’s revenue recognition criteria are recorded as deferred revenue on its consolidated balance sheets.
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
Stock-based Compensation
     Stock-based compensation expense is recognized for restricted stock, deferred issuance restricted stock, performance stock awards, which include awards subject to performance conditions and/or market conditions, stock options, and shares purchasable under the Company’s Employee Stock Purchase Plan (“ESPP”). Stock-based compensation expense for restricted stock, deferred issuance restricted stock, and performance condition stock awards is measured based on the closing fair market value of the Company’s common stock on the date of grant. Stock-based compensation expense for market condition stock awards is measured based on the fair value of the award on the date of grant using a Monte Carlo simulation model. The Monte Carlo simulation model utilizes multiple point variables that determine the probability of satisfying the market condition stipulated in the grant and calculates the fair value of the award.

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
     The Company used the following weighted average assumptions to estimate the fair value of stock options and performance stock awards granted under the Company’s equity incentive plans and the shares purchasable under the Company’s ESPP, as well as the resulting average fair values for the three month periods ended March 31, 2011 and 2010:

	Three Months Ended
	March 31,
	2011	2010
Stock option plans
Risk-free interest rate	1.7%	2.1%
Volatility	31%	32%
Dividend yield	—	—
Expected term (years)	4.3	4.4
Resulting average fair value	$17.46	$12.71
Performance stock awards (1)
Risk-free interest rate	1.3%	—
Volatility	33%	—
Dividend yield	—	—
Expected term (years)	2.9	—
Resulting average fair value	$82.58	$—
ESPP
Risk-free interest rate	0.2%	0.2%
Volatility	22%	26%
Dividend yield	—	—
Expected term (years)	0.5	0.5
Resulting average fair value	$12.27	$9.65

(1)	These assumptions apply to the Company’s market condition stock awards granted in 2011. Performance condition stock awards granted in 2010 were valued at $42.66 based on the closing fair market value of the Company’s common stock on the date of grant.
     The Company’s unrecognized stock-based compensation expense as of March 31, 2011, before income taxes and adjusted for estimated forfeitures, related to outstanding unvested share-based payment awards was approximately as follows (in thousands, except number of years):

	Weighted Average	Unrecognized
	Remaining	Expense as of
	Expense Life	March 31,
Awards	(Years)	2011
Options	2.9	$35,608
Employee stock purchase plan	0.2	80
Performance stock awards	2.8	7,694
Restricted stock	1.5	3,366
Deferred issuance restricted stock	1.7	993

Total		$47,741

     The following table summarizes the stock-based compensation expense that the Company recorded in its consolidated statements of income for the three month periods ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Cost of product sales	$788	$864
Research and development	1,792	1,679
Marketing and sales	612	802
General and administrative	2,844	2,557

Total	$6,036	$5,902

Net Income Per Share
     Diluted net income per share is reported based on the more dilutive of the treasury stock or the two-class method. Under the two-class method, net income is allocated to common stock and participating securities. The Company’s restricted stock, deferred issuance restricted stock and performance stock awards meet the definition of participating securities. Basic net income per share under the two-class method is computed by dividing net income adjusted for earnings allocated to unvested stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share under the two-class method is computed by dividing net income adjusted for earnings allocated to unvested stockholders for the period by the weighted average number of common and common equivalent shares outstanding during the period. The Company excludes stock options from the calculation of diluted net income per share when the combined exercise price, average unamortized fair values and assumed tax benefits upon exercise are greater than the average market price for the Company’s common stock because their effect is anti-dilutive. Potentially dilutive securities totaling approximately 688,000 and 4,179,000 for the three month periods ended March 31, 2011 and 2010, respectively, were excluded from the calculations of diluted earnings per share (“EPS”) below because of their anti-dilutive effect.
     The following table sets forth the computation of basic and diluted EPS for the three month periods ended March 31, 2011 and 2010 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2011			2010
		Weighted			Weighted
		Average			Average
		Shares	Per Share		Shares	Per Share
	Income	Outstanding	Amount	Income	Outstanding	Amount
Net income	$23,277			$24,193

Less: Earnings allocated to unvested stockholders	(35)			(101)

Basic EPS
Distributable income available to common stockholders	23,242	47,861	$0.49	24,092	49,233	$0.49

Effect of dilutive securities:
Add back: Undistributed earnings allocated to unvested stockholders	35	89		101
Dilutive stock options		1,054			506
Less: Undistributed earnings reallocated to unvested stockholders	—			(100)

Diluted EPS — Common stock	$23,277	49,004	$0.48	$24,093	49,739	$0.48

Adoption of Recent Accounting Pronouncements
Accounting Standards Update 2010-06
     In January 2010, the FASB amended ASC Topic 820, Fair Value Measurements and Disclosures, to require reporting entities to make new disclosures about recurring and non-recurring fair value measurements, including significant transfers into and out of Level 1 and Level 2 fair value measurements and information about purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. Except for the detailed Level 3 roll forward disclosures, the guidance was effective January 1, 2010. The new disclosures about purchases, sales, issuances, and settlements in the roll forward activity for Level 3 fair value measurements were effective for the Company as of January 1, 2011. Upon adoption, the guidance did not have a material impact on the Company’s consolidated financial statements and is not expected to have a material impact on its future operating results.
Accounting Standards Update 2010-17
     In March 2010, the FASB ratified the final consensus that offers an alternative method of revenue recognition for milestone payments. The guidance states that an entity can make an accounting policy election to recognize a payment that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. The guidance will be effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2010 with early adoption permitted, provided that the revised guidance is applied retrospectively to the beginning of the year of adoption. The Company elected to adopt this guidance prospectively, effective for the Company’s fiscal year beginning January 1, 2011. Upon adoption, the guidance did not have a material impact on the Company’s consolidated financial statements and is not expected to have a material impact on its future operating results.
Accounting Standards Update 2009-13
     In September 2009, the FASB revised the authoritative guidance for revenue arrangements with multiple deliverables. The guidance addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how the arrangement consideration should be allocated among the separate units of accounting. The guidance may be applied retrospectively or prospectively for new or materially modified arrangements. The Company elected to adopt this guidance prospectively, effective for the Company’s fiscal year beginning January 1, 2011. Upon adoption, the guidance did not have a material impact on the Company’s consolidated financial statements and is not expected to have a material impact on its future operating results.
Note 2 — Business Combination
     The acquisition below was accounted for as a business combination and, accordingly, the Company has included the results of operations of the acquired entity in its consolidated statements of income from the date of acquisition. Neither separate financial statements nor pro forma results of operations have been presented because the acquisition does not meet the quantitative materiality tests under Regulation S-X.
Acquisition of GTI Diagnostics
     In December 2010, the Company acquired GTI Diagnostics, a privately held specialty diagnostics company focused on the transplantation, specialty coagulation and transfusion-related blood bank markets, for $53.0 million on a net-cash basis. As a result of the acquisition, GTI Diagnostics became a wholly owned subsidiary of the Company. The Company financed the acquisition with cash on hand.

     The purchase price allocation for the acquisition of GTI Diagnostics set forth below is preliminary and subject to change as more detailed analysis is completed and additional information with respect to the fair value of the assets and liabilities acquired becomes available. The Company expects to finalize the purchase price allocation during the remainder of 2011. The preliminary allocation of the purchase price for the Company’s acquisition of GTI Diagnostics is as follows (in thousands):

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

     The amortization periods for the acquired identifiable intangible assets with definite lives are as follows: six to nine years for patents, ten years for customer relationships, 20 years for trade secrets, and an estimated life to be determined for each in-process research and development project (to commence upon commercialization of the associated product). The Company is amortizing the acquired intangible assets set forth in the table above using the straight-line method of amortization. The Company believes that the use of the straight-line method is appropriate given the high customer retention rate of the acquired business and the historical and projected growth of revenues and related cash flows. The Company will monitor and assess the acquired intangible assets and will adjust, if necessary, the expected life, amortization method or carrying value of such assets to best match the underlying economic value.
     The fair value assigned to trade secrets has been determined primarily by using the income approach and a variation of the income approach known as the relief from royalty method, which estimates the future royalties which would have to be paid to the licensor of the asset for its current use. Tax is deducted and a discount rate is used to state future cash flows to a present value. This is based on the asset in its current use and is based on savings from owning the asset, or relief from royalties that would be paid to the asset owner. The fair value assigned to patents, in-process research and development, and customer relationships has been determined primarily by using the income approach and a variation of the income approach known as the excess earnings method, which estimates the value of an asset based on discounted future earnings specifically attributed to that asset, that is, in excess of returns for other assets that contributed to those earnings. The discount rates used in these valuation methods ranged from 13 to 16 percent.

     The estimated amortization expense for the acquired identifiable intangible assets over future periods, excluding the in-process research and development assets due to uncertainty with respect to the commercialization of such assets, is as follows (in thousands):

Years Ending December 31,
Remainder of 2011	$1,490
2012	1,987
2013	1,987
2014	1,987
2015	1,987
Thereafter	10,303

Total	$19,741

Changes in Goodwill Resulting From Acquisitions
     The $53.0 million purchase price for GTI Diagnostics exceeded the value of the acquired tangible and identifiable intangible assets, and therefore the Company allocated $28.0 million to goodwill. Included in this initial goodwill amount was $11.1 million primarily related to deferred tax liabilities recorded as a result of non-deductible amortization of acquired identifiable intangible assets.
     Changes in goodwill for the three months ended March 31, 2011 were as follows (in thousands):

Goodwill balance as of December 31, 2010	$150,308
Changes due to foreign currency translation	331

Goodwill balance as of March 31, 2011	$150,639

Note 3 — Consolidation of UK Operations
     Following its acquisition of Tepnel in April 2009, the Company had four locations in the UK: Manchester, Cardiff, Livingston, and Abingdon. In order to accommodate the anticipated growth in the business and to optimize expenses, the Company decided to consolidate its UK operations to Manchester and Livingston. This consolidation was communicated internally in May 2010. Consolidation activities related to the employees and facilities were accounted for under ASC Topic 420, Exit or Disposal Costs (“ASC 420”). The Company estimates that expenses related to this consolidation will total approximately $4.2 million and be incurred over a two-year period, as the consolidation will occur in phases. These expenses will include termination costs, including severance costs related to the elimination of certain redundant positions and relocation costs for certain key employees, and site closure costs.
     During the three months ended March 31, 2011, the Company recorded approximately $0.4 million and $0.7 million of termination costs and site closure costs, respectively. These amounts are included in general and administrative expenses in the Company’s consolidated statements of income. As of March 31, 2011, the Company has recorded approximately $0.9 million and $1.3 million of cumulative termination costs and site closure costs, respectively, related to its UK consolidation activities.
     The following table summarizes the restructuring activities accounted for under ASC 420 for the three months ended March 31, 2011, as well as the remaining restructuring accrual recorded on the Company’s consolidated balance sheets at March 31, 2011 (in thousands):

	Termination	Site Closure
	Costs	Costs	Total
Restructuring reserves at December 31, 2010	$298	$79	$377
Charged to expenses	371	711	1,082
Amounts paid	(518)	(380)	(898)
Foreign currency translation	1	—	1

Restructuring reserves at March 31, 2011	$152	$410	$562

Note 4 — Balance Sheet Information
     The following tables provide details of selected balance sheet items as of March 31, 2011 and December 31, 2010 (in thousands):
Inventories

	March 31,	December 31,
	2011	2010
Raw materials and supplies	$18,238	$16,915
Work in process	24,642	21,446
Finished goods	22,300	28,055

Inventories	$65,180	$66,416

Property, Plant and Equipment, Net

	March 31,	December 31,
	2011	2010
Land	$19,287	$19,287
Building	80,010	80,010
Machinery and equipment	199,650	195,927
Building improvements	48,671	48,217
Furniture and fixtures	22,451	21,999
Construction in-progress	3,863	1,855

Property, plant and equipment, at cost	373,932	367,295
Less: accumulated depreciation and amortization	(210,394)	(206,432)

Property, plant and equipment, net	$163,538	$160,863

Purchased Intangibles, Net

	March 31,	December 31,
	2011	2010
Purchased intangibles, at cost	$167,110	$166,541
Less: accumulated amortization	(48,772)	(46,271)

Purchased intangibles, net	$118,338	$120,270

License, Manufacturing Access Fees and Other Assets, Net

	March 31,	December 31,
	2011	2010
License and manufacturing access fees	$67,806	$64,259
Investment in Qualigen	5,404	5,404
Investment in DiagnoCure	5,000	5,000
Investment in Roka	725	725
Other assets	10,763	8,782

License, manufacturing access fees and other assets, at cost	89,698	84,170
Less: accumulated amortization	(27,271)	(23,995)

License, manufacturing access fees and other assets, net	$62,427	$60,175

Other Accrued Expenses

	March 31,	December 31,
	2011	2010
Royalties	$3,422	$3,315
Capitalized license fees	3,000	—
Research and development	3,452	3,385
Professional fees	1,474	1,182
Marketing	855	1,177
Interest	991	896
Warranty	295	373
Other	3,279	3,607

Other accrued expenses	$16,768	$13,935

Note 5 — Marketable Securities
     The Company’s marketable securities include equity securities, treasury securities, tax advantaged municipal securities and Federal Deposit Insurance Corporation (“FDIC”) insured corporate bonds with a minimum Moody’s credit rating of A3 or a Standard & Poor’s credit rating of A-. The Company’s investment policy limits the effective maturity on individual securities to six years and an average portfolio maturity to three years. As of March 31, 2011, the Company’s portfolio had an average maturity of two years and an average credit quality of AA1 as defined by Moody’s.
     The following is a summary of marketable securities as of March 31, 2011 and December 31, 2010 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
March 31, 2011
Debt securities	$353,048	$643	$(2,010)	$351,681
Equity securities	50,000	—	(3,965)	46,035

	$403,048	$643	$(5,975)	$397,716

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
December 31, 2010
Debt securities	$380,242	$561	$(2,968)	$377,835
Equity securities	50,000	2,130	—	52,130

	$430,242	$2,691	$(2,968)	$429,965

     The following table shows the estimated fair values and gross unrealized losses as of March 31, 2011 for the Company’s investments in individual debt securities that have been in a continuous unrealized loss position deemed to be temporary for less than 12 months and for more than 12 months (in thousands):

Less than 12 Months		More than 12 Months
Estimated	Unrealized	Estimated	Unrealized
Fair Value	Losses	Fair Value	Losses
$196,344	$(2,009)	$2,350	$(1)

     At March 31, 2011 and December 31, 2010, the Company had 83 and 110 marketable debt securities, respectively, in an unrealized loss position. Of the 83 securities in an unrealized loss position at March 31, 2011, the average estimated fair value and average unrealized loss was $2.4 million and $24,000, respectively. Of the 110 securities in an unrealized loss position at December 31, 2010, the average estimated fair value and average unrealized loss was $2.1 million and $27,000, respectively. The decrease in the number of debt securities held in an unrealized loss position from 2010 to 2011 is due to the timing of purchases and sales of the Company’s debt securities in 2011, along with increases in market interest rates.
     The contractual terms of the debt securities held by the Company do not permit the issuer to settle the securities at a price less than the amortized cost of the investments. The Company does not consider its investments in debt securities with a current unrealized loss position to be other-than-temporarily impaired at March 31, 2011 because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost.
     The following table shows the current and non-current classification of the Company’s marketable securities as of March 31, 2011 and December 31, 2010 (in thousands):

	March 31,	December 31,
	2011	2010
Current	$177,908	$170,648
Non-current	219,808	259,317

Total marketable securities	$397,716	$429,965

     As of March 31, 2011, the Company held non-current marketable debt securities and marketable equity securities of $173.8 million and $46.0 million, respectively. As of December 31, 2010, the Company held non-current marketable debt securities and marketable equity securities of $207.2 million and $52.1 million, respectively. Investments in an unrealized loss position deemed to be temporary at March 31, 2011 and December 31, 2010 that have a contractual maturity of greater than 12 months have been classified on the Company’s consolidated balance sheets as non-current marketable securities under the caption “Marketable securities, net of current portion,” reflecting the Company’s current intent and ability to hold such investments to maturity. The Company’s investments in marketable debt securities and marketable equity securities are classified as available-for-sale.
     The following table shows the gross realized gains and losses from the sale of marketable securities, based on the specific identification method, for the three month periods ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Proceeds from sale of marketable securities	$30,153	$140,581

Gross realized gains	$2	$2,227
Gross realized losses	(356)	—

Net realized (loss) gain	$(354)	$2,227

Note 6 — Fair Value Measurements
     The Company determines the fair value of its assets and liabilities based on the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants as of the measurement date. There is an established hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability. The guidance establishes three levels of inputs that may be used to measure fair value:

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
     Assets and liabilities are classified based upon the lowest level of input that is significant to the fair value measurement. The carrying amounts of financial instruments such as cash equivalents, accounts receivable, prepaid and other current assets, accounts payable and other current liabilities approximate the related fair values due to the short-term maturities of these instruments. The Company reviews the fair value hierarchy on a quarterly basis. Changes in the observations or valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy.
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
     In connection with a collaboration agreement the Company entered into with Pacific Biosciences of California, Inc. (“Pacific Biosciences”) in June 2010, the Company purchased $50.0 million of Pacific Biosciences’ Series F preferred stock, as a participant in Pacific Biosciences’ Series F preferred stock round of financing that raised a total of approximately $109.0 million. In October 2010, Pacific Biosciences completed an initial public offering of its common stock, which now trades on the NASDAQ Global Select Market under the symbol “PACB”. As a result of the initial public offering, the preferred stock held by the Company was converted into common stock. During the quarter ended December 31, 2010, the Company reclassified its investment in Pacific Biosciences from a Level 3 investment to a Level 1 investment. The Company’s investment in Pacific Biosciences, which totaled $46.0 million as of March 31, 2011, is included in “Marketable securities, net of current portion,” on the Company’s consolidated balance sheets. The Company’s investment in Pacific Biosciences’ common stock was subject to a customary lock-up period, which generally prohibited the Company from selling or otherwise transferring such securities for a 180 day period after the date of the final prospectus relating to Pacific Biosciences’ initial public offering. This lock-up period expired in April 2011. As of May 4, 2011, the Company continues to hold this investment.

     The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis (as described above) as of March 31, 2011 and December 31, 2010 (in thousands):

	Fair Value Measurements at March 31, 2011
	Quoted Prices in	Significant
	Active Markets	Other	Significant	Total Carrying
	for Identical	Observable	Unobservable	Value in the
	Assets	Inputs	Inputs	Consolidated
	(Level 1)	(Level 2)	(Level 3)	Balance Sheet
Assets:
Cash equivalents	$—	$26,785	$—	$26,785
Marketable securities
Equity securities	46,035	—	—	46,035
Municipal securities	—	351,681	—	351,681

Total marketable securities	46,035	351,681	—	397,716
Deferred compensation plan assets	—	6,587	—	6,587

Total assets at fair value	$46,035	$385,053	$—	$431,088

Liabilities:
Deferred compensation plan liabilities	$—	$6,044	$—	$6,044

Total liabilities at fair value	$—	$6,044	$—	$6,044

	Fair Value Measurements at December 31, 2010
	Quoted Prices in	Significant
	Active Markets	Other	Significant	Total Carrying
	for Identical	Observable	Unobservable	Value in the
	Assets	Inputs	Inputs	Consolidated
	(Level 1)	(Level 2)	(Level 3)	Balance Sheet
Assets:
Cash equivalents	$—	$1,211	$—	$1,211
Marketable securities
Equity securities	52,130	—	—	52,130
Treasury securities	—	7,891	—	7,891
Municipal securities	—	366,300	—	366,300
Corporate obligations	—	3,644	—	3,644

Total marketable securities	52,130	377,835	—	429,965
Deferred compensation plan assets	—	6,298	—	6,298

Total assets at fair value	$52,130	$385,344	$—	$437,474

Liabilities:
Deferred compensation plan liabilities	$—	$6,246	$—	$6,246

Total liabilities at fair value	$—	$6,246	$—	$6,246

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
Equity Investment in Public Company
     In April 2009, the Company made a $5.0 million preferred stock investment in DiagnoCure, Inc. (“DiagnoCure”), a publicly-held company traded on the Toronto Stock Exchange. The Company’s equity investment was initially valued based on the transaction price under the cost method of accounting. The market value of the underlying common stock is the most observable value of the preferred stock, but because there is no active market for DiagnoCure’s preferred shares the Company has classified its equity investment in DiagnoCure as Level 2 in the fair value hierarchy. The Company’s investment in DiagnoCure, which totaled $5.0 million as of March 31, 2011, is included in “Licenses, manufacturing access fees and other assets, net” on the Company’s consolidated balance sheets.
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
Roka Bioscience, Inc.
     In September 2009, the Company spun-off its industrial testing assets to Roka Bioscience, Inc. (“Roka”), a newly formed private company. In consideration for the contribution of assets, the Company received shares of preferred stock representing 19.9% of Roka’s capital stock on a fully diluted basis. The Company considers Roka to be a variable interest entity in accordance with ASC Topic 810, “Consolidation.” The Company is not the primary beneficiary of Roka and therefore has not consolidated Roka’s financial position or results of operations in the Company’s consolidated financial statements. The Company’s investment in Roka totaled approximately $0.7 million as of March 31, 2011, and is included in “Licenses, manufacturing access fees and other assets, net” on the Company’s consolidated balance sheets.
     In April 2011, the Company purchased approximately $4.0 million of Roka’s Series C preferred stock as a participant in Roka’s Series C preferred stock round of financing that raised a total of approximately $20.0 million. Following this Series C investment, the Company owns shares of preferred stock representing approximately 19% of Roka’s capital stock on a fully diluted basis and its investment in Roka totaled approximately $4.7 million.
Qualigen, Inc.
     In 2006, the Company invested in Qualigen, Inc. (“Qualigen”), a private company. The Company’s investment in Qualigen, which totaled approximately $5.4 million as of March 31, 2011, is also included in “Licenses, manufacturing access fees and other assets, net” on the Company’s consolidated balance sheets.
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
Note 7 — Borrowings
     In February 2009, the Company entered into a credit agreement with Bank of America, N.A. (“Bank of America”) which provided for a one-year senior secured revolving credit facility in an amount of up to $180.0 million that is subject to a borrowing base formula. Subject to the terms of the credit agreement, including the amount of funds that the Company is permitted to borrow from time to time under the credit agreement, the revolving credit facility has a sub-limit for the issuance of letters of credit in a face amount of up to $10.0 million. Advances under the revolving credit facility were used to consummate the Company’s acquisition of Tepnel and are also available for other general corporate purposes. At the Company’s option, loans accrue interest at a per annum rate based on, either: the base rate (the base rate is defined as the greatest of (i) the federal funds rate plus a margin equal to 0.50%, (ii) Bank of America’s prime rate and (iii) the London Interbank Offered Rate (“LIBOR”) plus a margin equal to 1.00%); or LIBOR plus a margin equal to 0.60%, in each case for interest periods of 1, 2, 3 or 6 months as selected by the Company. In connection with the credit agreement, the Company also entered into a security agreement, pursuant to which the Company secured its obligations under the credit agreement with a first priority security interest in the securities, cash and other investment property held in specified accounts maintained by Merrill Lynch, Pierce, Fenner & Smith Incorporated, an affiliate of Bank of America. In connection with the execution of the credit agreement with Bank of America, the Company terminated the commitments under its unsecured bank line of credit with Wells Fargo Bank, N.A., effective as of February 27, 2009. There were no amounts outstanding under the Wells Fargo Bank line of credit as of the termination date.
     In March 2009, the Company and Bank of America amended the credit agreement to increase the amount that the Company can borrow from time to time under the credit agreement from $180.0 million to $250.0 million. The term of the credit facility with Bank of America has been extended twice and currently expires in February 2012. As of December 31, 2010, the total principal amount outstanding under the revolving credit facility was $240.0 million. The Company borrowed the remaining $10.0 million under the revolving credit facility during the first quarter of 2011. As a result, the total principal amount outstanding under the revolving credit facility was $250.0 million as of March 31, 2011 and the interest rate payable on such outstanding amount was approximately 0.86%.
Note 8 — Income Tax
     As of March 31, 2011, the Company had total gross unrecognized tax benefits of $11.2 million. The amount of unrecognized tax benefits (net of the federal benefit for state taxes) that would favorably affect the Company’s effective income tax rate, if recognized, was $8.7 million. The Company’s federal tax returns for the 2007 through 2009 tax years, California tax returns for the 2005 through 2009 tax years, and UK tax returns for the 2006 through 2009 tax years are subject to future examination.
Note 9 — Contingencies
Contingent Consideration
     In connection with the acquisition of Prodesse, the Company was originally obligated to make certain contingent payments to Prodesse securityholders of up to $25.0 million based on multiple performance measures, including commercial and regulatory milestones. As a result of the failure to achieve a specified milestone, the maximum amount of contingent consideration the Company may be required to pay for its acquisition of Prodesse has been reduced to $15.0 million.
     The Company initially recorded $18.0 million as of the date of acquisition as the fair value of this potential contingent consideration liability. In July 2010 the Company received FDA clearance of its ProFAST+ assay, thereby satisfying one of the acquisition-related milestones and triggering a $10.0 million payment to former Prodesse securityholders. The fair value of the remaining contingent consideration is $0 at March 31, 2011 because the Company does not currently expect to make any further milestone payments related to its acquisition of Prodesse. Future milestone payments, if any, will occur by the second quarter of 2012.
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
Note 10 — Stockholders’ Equity
     Changes in stockholders’ equity for the three months ended March 31, 2011 were as follows (in thousands):

Balance at December 31, 2010	$823,379
Net income	23,277
Other comprehensive income (loss), net	(855)
Proceeds from the issuance of common stock and ESPP	17,390
Issuance of common stock to board members	87
Repurchase and retirement of common stock	(47,972)
Repurchase and retirement of restricted stock for payment of taxes	(358)
Stock-based compensation	5,910
Stock-based compensation income tax benefits	1,256

Balance at March 31, 2011	$822,114

Comprehensive Income
     All components of comprehensive income, including net income, are reported in the consolidated financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income and other comprehensive income (loss), which includes certain changes in stockholders’ equity, such as foreign currency translation of the Company’s wholly owned subsidiaries’ financial statements and unrealized gains and losses on the Company’s available-for-sale securities, are reported, net of their related tax effect, to arrive at comprehensive income.
     Components of comprehensive income, net of income tax, for the three month periods ended March 31, 2011 and 2010 were as follows (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Net income, as reported	$23,277	$24,193

Other comprehensive loss:
Foreign currency translation adjustment	2,328	(2,854)
Change in net unrealized gain on available-for-sale securities during the period	(3,413)	(2,649)
Reclassification adjustments:
Realized gain on available-for-sale securities, net of tax	230	1,448

Total other comprehensive loss, net	(855)	(4,055)

Comprehensive income	$22,422	$20,138

Stock Options
     A summary of the Company’s stock option activity for all option plans for the three months ended March 31, 2011 is as follows (in thousands, except per share data and number of years):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value
Outstanding at December 31, 2010	5,700	$46.56
Granted	882	63.26
Exercised	(420)	41.38
Cancelled	(21)	46.02

Outstanding at March 31, 2011	6,141	$49.31	4.5	$104,737

Exercisable at March 31, 2011	3,782	$47.28	3.6	$72,209

Restricted Stock and Deferred Issuance Restricted Stock
     A summary of the Company’s restricted stock and deferred issuance restricted stock award activity for the three months ended March 31, 2011 is as follows (in thousands, except per share data):

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested at December 31, 2010	121	$54.41
Granted	1	59.40
Vested and exercised	(8)	53.32
Cancelled	—	—

Unvested at March 31, 2011	114	$54.55

Performance Stock Awards
     A summary of the Company’s performance stock award activity for the three months ended March 31, 2011 is as follows (in thousands, except per share data):

		Maximum	Weighted
		Shares	Average
	Number of	Eligible to	Grant Date
	Shares	Receive	Fair Value
Unvested at December 31, 2010	65	97	$42.66
Awarded	91	182	82.58
Issued	(12)	(12)	42.66
Cancelled	(28)	(60)	42.66

Unvested at March 31, 2011	116	207	$74.04

     Beginning in 2010, the Company transitioned from its historical practice of granting certain senior Company employees annual restricted stock awards with time-based vesting provisions only, to granting these employees the right to receive a designated number of shares of Company common stock based on the achievement of specific performance criteria over a defined performance period (the “Performance Stock Awards”). All Performance Stock Awards have been granted under the Company’s 2003 Incentive Award Plan and are intended to qualify as performance-based compensation under Section 162(m) of the Internal Revenue Code of 1986, as amended.
     In February 2010, the Compensation Committee of the Board of Directors of the Company granted certain senior Company employees Performance Stock Awards based on the Company’s 2010 revenues, earnings per share and return on invested capital (collectively, the “2010 Performance Stock Criteria”). Each recipient was eligible to receive between zero and 150% of the target number of shares of Company common stock subject to the applicable award based on actual performance as measured against the 2010 Performance Stock Criteria. In February 2011, the Company issued an aggregate of approximately 37,500 shares of Company common stock to award recipients based on actual performance. One-third of the issued shares vested on the date of issuance, one-third of the shares will vest on the first anniversary of the date of issuance and one-third of the shares will vest on the second anniversary of the date of issuance, as long as the award recipient is employed by the Company on each such vesting date.
     In February 2011, the Compensation Committee granted certain senior Company employees Performance Stock Awards based on the Company’s adjusted relative stockholder return in comparison to a defined market index over a three-year performance period (the “2011 Performance Stock Criteria”). Each recipient is eligible to receive between zero and 200% of the target number of shares of Company common stock subject to the applicable award based on actual performance as measured against the 2011 Performance Stock Criteria. Performance under the awards will be measured annually from January 1, 2011 for performance intervals of one, two and three years, with each performance interval representing one-third of the total potential award. Shares issued following each annual performance measurement will be immediately vested upon issuance. Award recipients will be eligible to receive shares issued pursuant to such awards, as long as the award recipient is employed by the Company on each such issuance date.
Stock Repurchase Programs
     In February 2011, the Company’s Board of Directors authorized the repurchase of up to $150.0 million of the Company’s common stock until December 31, 2011, through negotiated or open market transactions. There is no minimum or maximum number of shares to be repurchased under the program. As of March 31, 2011, approximately 756,000 shares have been repurchased under this program at an average price of $63.49 per share, or approximately $48.0 million in total.
     In February 2010, the Company’s Board of Directors authorized the repurchase of up to $100.0 million of the Company’s common stock until December 31, 2010, through negotiated or open market transactions. There was no minimum or maximum number of shares to be repurchased under the program. The Company completed the program in December 2010, repurchasing and retiring approximately 2,165,000 shares since the program’s inception at an average price of $46.16 per share, or approximately $99.9 million in total.

Note 11 — Product Line and Significant Customer Information
     The Company currently operates in one business segment, the development, manufacturing, marketing, sales and support of molecular diagnostic products primarily to diagnose human diseases, screen donated human blood and ensure transplant compatibility.
     Product sales by product line for the three month periods ended March 31, 2011 and 2010 were as follows (in thousands):

	Three Months Ended March 31,
	2011		2010
	$	%	$	%
Clinical diagnostics	88,290	64%	76,893	59%
Blood screening	46,705	34%	49,568	38%
Research products and services	3,117	2%	4,108	3%

Total product sales	138,112	100%	130,569	100%

     During the three month periods ended March 31, 2011 and 2010, 35% and 39%, respectively, of total revenues were from Novartis. No other customer accounted for more than 10% of the Company’s revenues during the three month periods ended March 31, 2011 and 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This report contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, which provides a “safe harbor” for these types of statements. Forward-looking statements can be identified by the use of forward-looking words such as “believes,” “expects,” “hopes,” “may,” “will,” “plans,” “intends,” “estimates,” “could,” “should,” “would,” “continue,” “seeks” or “anticipates,” or other similar words (including their use in the negative), or by discussions of future matters, such as the development and commercialization of new products, technology enhancements, regulatory approvals or clearance, possible changes in legislation, expectations for future growth, estimates of future revenues, expenses, profits, cash flows or balance sheet items, or other financial guidance and other statements that are not historical. Forward-looking statements are not guarantees of performance. They involve known and unknown risks, uncertainties and assumptions that may cause actual results, levels of activity, performance or achievements to differ materially from any results, level of activity, performance or achievements expressed or implied by any forward-looking statement. We assume no obligation to update any forward-looking statements.
     The following information should be read in conjunction with our March 31, 2011 unaudited consolidated interim financial statements and related notes included elsewhere in this quarterly report and with our audited consolidated financial statements and related notes for the year ended December 31, 2010 and the related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section contained in our Annual Report on Form 10-K for the year ended December 31, 2010. We also urge you to review and consider our disclosures describing various risks that may affect our business, which are set forth under the heading “Risk Factors” in this quarterly report and in our Annual Report on Form 10-K for the year ended December 31, 2010. Some totals included in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and elsewhere in this Quarterly Report on Form 10-Q may not foot due to rounding.
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
     In 2009 and 2010, we expanded our portfolio of products with acquisitions focused on transplant-related and respiratory diagnostics. Our transplant diagnostics business, which we obtained as part of our acquisition of Tepnel in April 2009, offers diagnostics to help determine the compatibility between donors and recipients in tissue and organ transplants. Our acquisition of Prodesse added a portfolio of real-time polymerase chain reaction, or real-time PCR, products for detecting influenza and other infectious organisms. In addition, in December 2010, we acquired GTI Diagnostics, a manufacturer of certain of our transplant diagnostic products, in addition to specialty coagulation and transfusion-related blood bank products.
     In blood screening, we develop and manufacture the PROCLEIX assays, which are used to detect human immunodeficiency virus (type 1), or HIV-1, the hepatitis C virus, or HCV, the hepatitis B virus, or HBV, and the West Nile virus, or WNV, in donated human blood. Our blood screening products are marketed worldwide by Novartis under Novartis’ trademarks. We were awarded the 2004 National Medal of Technology, the nation’s highest honor for technological innovation, in recognition of our pioneering work in developing NAT testing systems to safeguard the nation’s blood supply.
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
     Our development pipeline includes products to detect:
•	human papillomavirus, or HPV, which can cause cervical cancer;

•	gene-based markers for prostate cancer;

•	certain respiratory infections;

•	antigens and antibodies that are used to determine transplant and transfusion compatibility; and

•	coagulation disorders.
Recent Events
Financial Results
     Product sales for the first quarter of 2011 were $138.1 million, compared to $130.6 million in the same period of the prior year, an increase of 6%. Total revenues for the first quarter of 2011 were $143.0 million, compared to $135.4 million in the same period of the prior year, an increase of 6%. Net income for the first quarter of 2011 was $23.3 million ($0.48 per diluted share), compared to $24.2 million ($0.48 per diluted share) in the same period of the prior year, a decrease of 4%.
     Our total revenues, net income and fully diluted earnings per share during the first quarter of 2011 included the results of operations of GTI Diagnostics, which were not included in our results of operations for the comparable period of the prior year.
Acquisition of GTI Diagnostics
     In December 2010, we acquired Genetic Testing Institute, Inc., a privately held Wisconsin corporation which we refer to herein as GTI Diagnostics, for approximately $53.0 million on a net-cash basis. Our acquisition of GTI Diagnostics has broadened and strengthened our transplant diagnostics business, and has also provided us access to new products in the specialty coagulation and transfusion-related blood bank markets.
Stock Repurchase Program
     In February 2011, our Board of Directors authorized the repurchase of up to $150.0 million of our common stock until December 31, 2011, through negotiated or open market transactions. There is no minimum or maximum number of shares to be repurchased under the program. During the first quarter of 2011, we repurchased and retired approximately 756,000 shares under this program at an average price of $63.49 per share, or approximately $48.0 million in total.
Critical Accounting Policies and Estimates
     Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, the collectability of accounts receivable, valuation of inventories and long-lived assets, including license and manufacturing access fees, patent costs and capitalized software, equity investments in publicly and privately held companies, accrued liabilities, income tax and the valuation of stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, which form the basis for making judgments about the carrying values of assets and liabilities. Senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of our Board of Directors. Actual results may differ from these estimates.

     We believe there have been no significant changes during the first quarter of 2011 to the items that we disclosed as our critical accounting policies and estimates in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2010.
Recent Accounting Pronouncements
     For information on the recent accounting pronouncements impacting our business, see Note 1 of the Notes to Consolidated Financial Statements included elsewhere in this report.
Results of Operations
Product Sales

(Dollars in millions)	Three Months Ended March 31,
	2011	2010	$ Change	% Change
Clinical diagnostics	$88.3	$76.9	$11.4	15%
Blood screening	46.7	49.6	(2.9)	-6%
Research products and services	3.1	4.1	(1.0)	-24%

Total product sales	$138.1	$130.6	$7.5	6%

As a percent of total revenues	97%	96%
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
     Product sales increased by 6% during the first quarter of 2011 compared to the same period of the prior year. The increase was primarily attributed to higher contributions from product lines of our acquired companies and APTIMA assay sales, offset by lower blood screening and research products and services revenues.
Clinical Diagnostic Product Sales
     Clinical diagnostic product sales, including assay, instrument, and ancillary sales, represented $88.3 million, or 64% of product sales during the first quarter of 2011, compared to $76.9 million, or 59% of product sales during the same period of the prior year. The $11.4 million increase is primarily attributed to the addition of product sales from our acquired company, GTI Diagnostics, an increase in product sales from infectious disease products, and increased APTIMA sales.
     Clinical diagnostic product sales were not materially affected by exchange rate impacts during the first quarter of 2011 as compared to the same period in the prior year.

Blood Screening Product Sales
     Blood screening product sales, including assay, instrument, and ancillary sales, represented $46.7 million, or 34% of product sales during the first quarter of 2011, compared to $49.6 million, or 38% of product sales during the same period of the prior year. The $2.9 million decrease is primarily attributed to a decrease in the sale of blood screening-related instrumentation in the current period.
     Blood screening product sales were negatively affected by unfavorable estimated exchange rate impacts of $0.3 million during the first quarter of 2011 as compared to the same period in the prior year, primarily due to a stronger U.S. dollar versus the Euro.
Research Products and Services
     We established an additional category of product sales as a result of our acquisition of Tepnel in 2009, which we refer to as “Research products and services.” These sales represent outsourcing services for the pharmaceutical, biotechnology and healthcare industries, including nucleic acid purification and analysis services, as well as the sale of monoclonal antibodies. These sales totaled $3.1 million during the first quarter of 2011, compared to $4.1 million during the same period of the prior year. The $1.0 million decrease is primarily due to lower levels of pharmaceutical service work performed in the current period.
Collaborative Research Revenue

(Dollars in millions)	Three Months Ended March 31,
	2011	2010	$ Change	% Change
Collaborative research revenue	$3.6	$3.3	$0.3	9%
As a percent of total revenues	3%	2%
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
     Collaborative research revenue increased 9% during the first quarter of 2011 compared to the same period of the prior year. The $0.3 million increase was primarily due to increased reimbursements from Novartis for shared development expenses attributable to the development of the PANTHER instrument and product enhancements for use in the blood screening market.
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

Royalty and License Revenue

(Dollars in millions)	Three Months Ended March 31,
	2011	2010	$ Change	% Change
Royalty and license revenue	$1.4	$1.6	$(0.2)	-13%
As a percent of total revenues	1%	1%
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
     Royalty and license revenue decreased by 13% during the first quarter of 2011 compared to the same period of the prior year. The $0.2 million decrease was primarily a result of lower collaboration royalties received from Novartis related to the plasma testing market.
     Royalty and license revenue may fluctuate based on the nature of the related agreements and the timing of receipt of license fees. Results in any one period are not necessarily indicative of results to be achieved in the future. In addition, our ability to generate additional royalty and license revenue will depend, in part, on our ability to market and commercialize our technologies.
Cost of Product Sales

(Dollars in millions)	Three Months Ended March 31,
	2011	2010	$ Change	% Change
Cost of product sales	$41.9	$42.7	$(0.8)	-2%
Gross profit margin as a percent of product sales	70%	67%
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
     Cost of product sales decreased 2% during the first quarter of 2011 compared to the same period in the prior year. The $0.8 million decrease was primarily due to lower instrumentation sales and lower research products and services revenue. These lower costs were partially offset by additional cost of product sales related to our acquired GTI Diagnostics business.
     Our gross profit margin as a percentage of product sales increased to 70% during the first quarter of 2011 from 67% during the same period in the prior year. The increase in gross profit margin as a percentage of product sales was principally attributed to higher sales from our infectious disease products and lower sales of lower margin instrumentation. The positive impact of these factors was partially offset by an increase in test shipments as a proportion of our overall share of blood screening revenues.

     A portion of our blood screening revenues is attributable to sales of TIGRIS instruments to Novartis, which totaled $2.0 million and $4.1 million during the first quarter of 2011 and 2010, respectively. Under our collaboration agreement with Novartis, we sell TIGRIS instruments to them at prices that approximate cost and share in profits of end-user sales in the United States. These instrument sales, therefore, negatively impact our gross margin percentage in the periods when they occur, but are a necessary precursor to increased sales of blood screening assays in the future.
Acquisition-related Intangible Amortization

(Dollars in millions)	Three Months Ended March 31,
	2011	2010	$ Change	% Change
Acquisition-related intangible amortization	$2.8	$2.2	$0.6	27%
As a percent of total revenues	2%	2%
     Amortization expense related to our acquired intangible assets increased 27% during the first quarter of 2011 as compared to the same period in the prior year. The $0.6 million increase was attributable to an additional three months of amortization expense resulting from our acquisition of GTI Diagnostics in December 2010. Our acquired intangible assets are amortized using the straight-line method over their estimated useful lives, which range from 5 to 20 years.
Research and Development

(Dollars in millions)	Three Months Ended March 31,
	2011	2010	$ Change	% Change
Research and development	$29.0	$29.7	$(0.7)	-2%
As a percent of total revenues	20%	22%
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
     R&D expenses decreased 2% during the first quarter of 2011 compared to the same period in the prior year. The $0.7 million decrease was primarily related to a decline in development expenses due to the wind-down of clinical trials for our HPV, PCA3, and Trichomonas assays during 2010, partially offset by additional R&D expenses related to our acquired GTI Diagnostics business.
Marketing and Sales

(Dollars in millions)	Three Months Ended March 31,
	2011	2010	$ Change	% Change
Marketing and sales	$16.5	$14.8	$1.7	11%
As a percent of total revenues	12%	11%
     Our marketing and sales expenses include salaries and other personnel-related expenses, promotional expenses, and fees for outside services.
     Marketing and sales expenses increased 11% during the first quarter of 2011 compared to the same period in the prior year. The $1.7 million increase is primarily attributed to an increase in salaries, personnel-related expenses, and marketing activities due to our acquired GTI Diagnostics business and continued investment in international expansion, primarily in Western Europe.

General and Administrative

(Dollars in millions)	Three Months Ended March 31,
	2011	2010	$ Change	% Change
General and administrative	$18.2	$14.7	$3.5	24%
As a percent of total revenues	13%	11%
     Our general and administrative, or G&A, expenses include expenses for finance, legal, strategic planning and business development, public relations and human resources.
     G&A expenses increased 24% during the first quarter of 2011 compared to the same period in the prior year. The $3.5 million increase is primarily attributable to higher G&A costs associated with the consolidation of our United Kingdom operations, our acquired GTI Diagnostics business, and costs relating to litigation and patent prosecution.
Total Other Income, Net

(Dollars in millions)	Three Months Ended March 31,
	2011	2010	$ Change	% Change
Investment and interest income	$0.7	$3.9	$(3.2)	-82%
Interest expense	(0.5)	(0.5)	—	0%
Gain on contingent consideration	—	1.7	(1.7)	-100%
Other income (expense), net	0.2	(0.2)	0.4	-200%

Total other income, net	$0.4	$4.9	$(4.5)	-92%

     Total other income, net, decreased 92% during the first quarter of 2011 compared to the same period in the prior year. The $3.2 million decrease in investment and interest income is primarily attributed to lower net realized gains on sales of marketable securities, decreased interest income due to lower investment balances in 2011 as a result of the sale of investments to fund our recent acquisitions, cash used for our stock repurchase program, and higher purchase premium amortizations arising from increased market demand for tax-advantaged municipal bonds.
     We recorded a non-cash gain of $1.7 million during the first quarter of 2010 as a result of a reduction in the fair value of the contingent consideration liability related to our acquisition of Prodesse. The fair value of the contingent consideration liability is $0 as of March 31, 2011 because we do not currently expect to make any further milestone payments related to our acquisition of Prodesse. Future milestone payments, if any, will occur by the second quarter of 2012.
Income Tax Expense

(Dollars in millions)	Three Months Ended March 31,
	2011	2010	$ Change	% Change
Income tax expense	$11.8	$12.1	$(0.3)	-2%
As a percent of income before tax	34%	33%
     Our effective tax rate during the first quarter of 2011 increased as compared to the same period in the prior year primarily due to contingent consideration adjustments in 2010 that are generally not taxable.
Liquidity and Capital Resources

	March 31,	December 31,
	2011	2010
	(In millions)
Cash, cash equivalents and current marketable securities	$271.5	$230.3
Working capital	126.7	93.3
Current ratio	1.4:1	1.3:1
     Our working capital at March 31, 2011 increased $33.4 million from December 31, 2010. This increase in working capital can be attributed primarily to an increase in cash and cash equivalents during the quarter. During the first quarter of 2011, we generated $40.1 million and $12.8 million of cash from operating and investing activities, respectively. These increases were offset by $19.5 million of cash used in financing activities.
     The primary objectives of our investment policy are liquidity and safety of principal. Consistent with these objectives, investments are made with the goal of achieving the highest rate of return. The policy places emphasis on securities of high credit quality, with restrictions placed on maturities and concentration by security type and issue.
     Our marketable securities include equity securities, treasury securities, tax advantaged municipal securities and FDIC insured corporate bonds with a minimum Moody’s credit rating of A3 or a Standard & Poor’s credit rating of A-. Our investment policy limits the effective maturity on individual securities to six years and an average portfolio maturity to three years. At March 31, 2011, our portfolios had an average maturity of two years and an average credit quality of AA1 as defined by Moody’s.

	Three Months Ended March 31,
	2011	2010	$ Change
	(In millions)
Cash provided by (used in):
Operating activities	$40.1	$40.7	$(0.6)
Investing activities	12.8	58.1	(45.3)
Financing activities	(19.5)	7.5	(27.0)
Purchases of property, plant and equipment (included in investing activities above)	(10.8)	(7.8)	(3.0)
     Our primary source of liquidity has been cash from operations, which includes the collection of accounts and other receivables related to product sales, collaborative research agreements, and royalty and license fees. Additionally, our liquidity was enhanced in 2009 by our credit facility with Bank of America, N.A., or Bank of America, described in Note 7 — Borrowings, of the Notes to the Consolidated Financial Statements included elsewhere in this report. Our primary short-term cash needs, which are subject to change, include continued R&D spending to support new products, costs related to commercialization of products and purchases of instrument systems for placement with our customers. In addition, we may use cash for strategic purchases which may include the acquisition of businesses and/or technologies complementary to our business and for stock repurchase programs. Certain R&D costs may be funded under collaboration agreements with our collaboration partners.
     Operating activities provided net cash of $40.1 million during the first quarter of 2011, primarily from net income of $23.3 million and non-cash charges to net income of $16.8 million. Non-cash charges primarily consisted of depreciation of $6.2 million, stock-based compensation expense of $6.0 million and amortization of intangibles of $5.2 million.
     Net cash provided by investing activities during the first quarter of 2011 was $12.8 million. Cash provided during the first quarter of 2011 consisted primarily of $24.7 million in net proceeds from the sale and maturities of marketable securities, offset by purchases of property, plant and equipment of $10.8 million.
     Net cash used in financing activities during the first quarter of 2011 was $19.5 million, primarily driven by $48.0 million used to repurchase and retire approximately 756,000 shares of our common stock under our 2011 stock repurchase program. This was offset by $17.4 million in proceeds from the issuance of our common stock under stock option and employee stock purchase plans and $10.0 million in additional borrowings under our credit facility.
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
Contractual Obligations
     We borrowed an additional $10.0 million under our revolving credit facility during the first quarter of 2011. As a result, the total principal amount outstanding under our revolving credit facility was $250.0 million as of March 31, 2011.
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
     Our exposure to market risk for changes in interest rates relates primarily to interest earned on our investment portfolio and the amount of interest payable on our senior secured revolving credit facility with Bank of America. As of March 31, 2011, the total principal amount outstanding under the revolving credit facility was $250.0 million. At our option, loans accrue interest at a per annum rate based on, either: the base rate (the base rate is defined as the greatest of (i) the federal funds rate plus a margin equal to 0.50%, (ii) Bank of America’s prime rate and (iii) LIBOR plus a margin equal to 1.00%); or LIBOR plus a margin equal to 0.60%, in each case for interest periods of 1, 2, 3 or 6 months as selected by us. We do not believe that we are exposed to significant interest rate risk with respect to our credit facility based on our option to select the rate at which interest accrues under the credit facility, the short-term nature of the borrowings and our ability to pay off the outstanding balance in a timely manner if the applicable interest rate under the credit facility increases above the current interest rate yields on our investment portfolio. A 100 basis point increase or decrease in interest rates would increase or decrease our interest expense by approximately $2.5 million on an annual basis.
     Our risk associated with fluctuating interest income is limited to our investments in interest rate sensitive financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage this exposure to interest rate changes. We seek to ensure the safety and preservation of our invested principal by limiting default risk, market risk, and reinvestment risk. We mitigate default risk by investing in investment grade securities with an average portfolio maturity of no more than three years. A 25 basis point increase or decrease in interest rates would increase or decrease our current investment balance by approximately $2.0 million on an annual basis. While changes in interest rates may affect the fair value of our investment portfolio, any gains or losses are not recognized in our consolidated statements of income until the investment is sold or if a reduction in fair value is determined to be other-than-temporary.
Foreign Currency Exchange Risk
     Although the majority of our revenue is realized in U.S. dollars, some portions of our revenue are realized in foreign currencies. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. We translate the financial statements of our

non-U.S. operations using the end-of-period exchange rates for assets and liabilities and the average exchange rates for each reporting period for results of operations. Net gains and losses resulting from the translation of foreign financial statements and the effect of exchange rates in intercompany receivables and payables of a long-term investment nature are recorded as a separate component of stockholders’ equity under the caption “Accumulated other comprehensive (loss) income.” These adjustments will affect net income upon the sale or liquidation of the underlying investment.
     Under our collaboration agreement with Novartis, a growing portion of blood screening product sales is from western European countries. As a result, our international blood screening product sales are affected by changes in the foreign currency exchange rates of those countries where Novartis’ business is conducted in Euros or other local currencies. Based on international blood screening product sales during the first quarter of 2011, a 10% movement of currency exchange rates would result in a blood screening product sales increase or decrease of approximately $5.0 million annually. Similarly, a 10% movement of currency exchange rates would result in a clinical diagnostic product sales increase or decrease of approximately $5.3 million annually. A 10% movement of currency exchange rates would result in a research products and services sales increase or decrease of approximately $1.4 million annually. The majority of our collaborative research revenues and royalty and license revenues are denominated in U.S. dollars and, as such, are not subject to exchange rate exposure. Our exposure for both blood screening and clinical diagnostic product sales is primarily in the U.S. dollar versus the Euro, British pound, Australian dollar and Canadian dollar.
     Our total payables denominated in foreign currencies as of March 31, 2011 were not material. Our receivables by currency as of March 31, 2011 reflected in U.S. dollar equivalents were as follows (in millions):

U.S. dollar	$46.9
Euro	7.6
British pound	3.7
Canadian dollar	1.5
Czech koruna	0.2
Danish krone	0.1

Total gross trade accounts receivable	$60.0

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
     As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2011.

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
Item 1A. Risk Factors
     Set forth below and elsewhere in this Quarterly Report on Form 10-Q, and in other documents we file with the SEC, are descriptions of risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. Because of the following factors, as well as other variables affecting our operating results, past financial performance should not be considered a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods. The risks and uncertainties described below are not the only ones we face. Other events that we do not currently anticipate or that we currently deem immaterial may also affect our results of operations and financial condition. We have marked with an asterisk those risk factors that reflect substantive changes from the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2010.
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
     We rely on Novartis to distribute blood screening products we manufacture. Commercial product sales to Novartis accounted for 34% of our total product sales for the first three months of 2011 and 39% of our total product sales for 2010. In January 2009, we extended the term of our blood screening collaboration with Novartis to June 30, 2025, subject to earlier termination under certain limited circumstances specified in the collaboration agreement. In addition, we supply our transcription-mediated amplification, or TMA, assay for the qualitative detection of HCV and analyte specific reagents, or ASRs, for the quantitative detection of HCV to Siemens Healthcare Diagnostics, Inc., or Siemens, pursuant to a collaboration agreement.
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
     The markets for our products are characterized by rapidly changing technology, evolving industry standards and new product introductions, which may make our existing products obsolete. Our future success will depend in part upon our ability to enhance existing products and to develop and introduce new products. We believe that we will need to continue to provide new products that can detect and quantify a greater number of organisms from a single sample. We also believe that we must develop new assays that can be performed on automated instrument platforms. The development of new instrument platforms, if any, in turn may require the modification of existing assays for use with the new instrument, and additional time-consuming and costly regulatory approvals. For example, our failure to successfully develop and commercialize our PANTHER instrument system, or our failure to modify existing assays or develop new assays for use with the PANTHER instrument system on a timely basis could have a negative impact on our financial performance.
     The development of new or enhanced products is a complex and uncertain process requiring the accurate anticipation of technological, market and medical practice trends, as well as precise technological execution. In addition, the successful development of new products will depend on the development of new technologies. We may be required to undertake time-consuming and costly development activities and to seek regulatory approval for these new products. We may experience difficulties that could delay or prevent the successful development, introduction and marketing of these new products. We have experienced delays in receiving FDA clearance in the past. Regulatory clearance or approval of any new products we may develop, such as our APTIMA HPV and PROGENSA PCA3 assays, may not be granted by the FDA or foreign regulatory authorities on a timely basis, or at all, and these and other new products may not be successfully commercialized. Failure to timely achieve regulatory approval for our products and introduce products to market could negatively affect our growth objectives and financial performance.
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

     In the markets for clinical diagnostic products, a number of competitors, including F. Hoffman-La Roche Ltd. and its affiliate Roche Molecular Systems, Inc., which we refer to collectively as Roche, Abbott Laboratories, through its subsidiary Abbott Molecular Inc., which we refer to collectively as Abbott, BD, Siemens, QIAGEN N.V., One Lambda, Inc., bioMérieux, and Hologic Inc., currently compete with us for product sales, primarily on the basis of technology, quality, reputation, accuracy, ease of use, price, reliability, the timing of new product introductions and product line offerings. Our existing competitors or new market entrants may be in better position than we are to respond quickly to new or emerging technologies, may be able to undertake more extensive marketing campaigns, may adopt more aggressive pricing policies and may be more successful in attracting potential customers, employees and strategic partners. Many of our competitors have, and in the future these and other competitors may have, significantly greater financial, marketing, sales, manufacturing, distribution and technological resources than we do. Moreover, these companies may have substantially greater expertise in conducting clinical trials and research and development, greater ability to obtain necessary intellectual property licenses and greater brand recognition than we do, any of which may adversely affect our customer retention and market share.
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
     We have one third-party manufacturer for each of our instrument product lines. KMC Systems, Inc., or KMC Systems, is the only manufacturer of our TIGRIS instrument; MGM Instruments, Inc., or MGM Instruments, is the only manufacturer of our LEADER series of luminometers; and Stratec Biomedical Systems AG, or Stratec, is the only manufacturer of our PANTHER instrument system. We are dependent on these third-party manufacturers, and this dependence exposes us to increased risks associated with production delays, delivery schedules, manufacturing capability, quality control, quality assurance and costs.
     We have no firm long-term commitments from KMC Systems to supply products to us for any specific period, or in any specific quantity, except as may be provided in a particular purchase order. If KMC Systems, MGM Instruments, Stratec or any of our other third-party manufacturers experiences delays, disruptions, capacity constraints or quality control problems in its development or manufacturing operations or becomes insolvent or otherwise fails to supply us with products in sufficient quantities, then instrument shipments to our customers could be delayed, which would decrease our revenues and harm our competitive position and reputation. Further, because we place orders with our manufacturers based on forecasts of expected demand for our instruments, if we inaccurately forecast demand we may be unable to obtain adequate manufacturing capacity or adequate quantities of components to meet our customers’ delivery requirements, or we may accumulate excess inventories.

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
     The clinical diagnostic and blood screening products we design, develop, manufacture and market are subject to rigorous regulation by the FDA and numerous other federal, state and foreign governmental authorities. We generally are prohibited from marketing our clinical diagnostic products in the United States unless we obtain either 510(k) clearance or premarket approval from the FDA. In August 2010, the FDA’s Center for Devices and Radiological Health, or CDRH, issued two reports outlining potential changes to the 510(k) regulatory process. In addition, in January 2011, the CDRH issued an implementation plan containing 25 specific actions to be implemented in 2011 relating to the 510(k) regulatory process and associated administrative matters. The CDRH also deferred action on several other initiatives, including the creation of a new class of devices that would be subject to heightened review processes, until the Institute of Medicine issues a related report on the 510(k) regulatory process, which is expected to be released in the summer of 2011. Many of the actions proposed by the CDRH could result in significant changes to the 510(k) process, which would likely complicate the process of getting products cleared by the FDA. Delays in receipt of, or failure to obtain, clearances or approvals for future products could delay or preclude realization of product revenues from new products or result in substantial additional costs which could decrease our profitability.
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
     The process of seeking and obtaining regulatory approvals, particularly from the FDA and some foreign governmental authorities, to market our products can be costly and time consuming, and approvals might not be granted for future products on a timely basis, if at all. In addition, unexpected complications in conducting trials could cause us to incur unanticipated expenses or result in delays or difficulties in receiving FDA approval. For example, when we started the U.S. clinical trial for our investigational APTIMA HPV assay we originally expected that we would enroll and test approximately 7,000 women. However, we actually enrolled approximately 13,000 women in the trial based on the actual prevalence of cervical disease observed. Although we submitted a PMA to the FDA for our investigational APTIMA HPV assay on the TIGRIS system in the fourth quarter of 2010, we cannot provide any assurances that the FDA will ultimately approve the use of our APTIMA HPV assay. We have also recently submitted applications to the FDA for clearance or approval of a number of other assays, including our PROGENSA PCA3 assay. There can be no assurance that any of these assays will be approved for sale in the United States on a timeline consistent with our expectations, or at all. Failure to obtain or delay in obtaining FDA approval of any of our newly developed assays could have a material adverse effect on our financial performance.
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
Our products are subject to recalls even after receiving FDA approval or clearance.*
     The FDA and governmental bodies in other countries have the authority to require the recall of our products if we fail to comply with relevant regulations pertaining to product manufacturing, quality, labeling, advertising, or promotional activities, or if new information is obtained concerning the safety of a product. Our assay products incorporate complex biochemical reagents and our instruments comprise complex hardware and software. We have in the past voluntarily recalled products, which, in each case, required us to identify a problem and correct it. In December 2008, we recalled certain AccuProbe test kits after receiving a customer complaint indicating the customer had received a kit containing a probe reagent tube that appeared upon visual inspection to be empty. We confirmed that a manufacturing error had occurred, corrected the problem, recalled all potentially affected products, provided replacements and notified the FDA and other appropriate authorities. In March 2011, we received a letter from the FDA classifying our December 2008 voluntary recall as a Class 1 recall, the most serious of the recall classifications used by the FDA.
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
     We believe certain blood screening markets are trending from pooled testing of large numbers of donor samples to smaller pool sizes. A greater number of tests will be required in markets where smaller pool sizes are required. Under our amended and restated collaboration agreement with Novartis, we bear half of the cost of manufacturing blood screening assays. The greater number of tests required for smaller pool sizes will increase our variable manufacturing costs, including costs of raw materials and labor. If the price per donor or total sales volume does not increase in line with the increase in our total variable manufacturing costs, our gross profit margin percentage from sales of blood screening assays will decrease upon adoption of smaller pool sizes. We have already observed this trend with respect to certain sales internationally. We are not able to predict accurately the ultimate extent to which our gross profit margin percentage will be negatively affected as a result of smaller pool sizes, because we do not know the ultimate selling price that Novartis may charge to the end user or the degree to which smaller pool size testing will be adopted across the markets in which our products are sold.
Because we depend on a small number of customers for a significant portion of our product sales, the loss of any of these customers or any cancellation or delay of a large purchase by any of these customers could significantly reduce our revenues.
     Historically, a limited number of customers have accounted for a significant portion of our product sales, and we do not have any long-term commitments with these customers, other than our collaboration agreement with Novartis. Product sales from our blood screening collaboration with Novartis accounted for 34% of our total product sales for the three months ended March 31, 2011 and 39% of our total product sales for 2010. Our blood screening collaboration with Novartis is largely dependent on three large customers in the United States, The American Red Cross, America’s Blood Centers and Creative Testing Solutions, although we do not receive any revenues directly from those entities. Novartis was our only customer that accounted for greater than 10% of total revenues during both the first three months of 2011 and 2010. However, various state and city public health agencies accounted for an aggregate of 7% of our total revenues for both the first three months of 2011 and 2010. Although state and city public health agencies are legally independent of each other, we believe they tend to act similarly with respect to their product purchasing decisions. We anticipate that our operating results will continue to depend to a significant extent upon revenues from a small number of customers. The loss of any of our key customers, or a significant reduction in sales volume or pricing to those customers, could significantly reduce our revenues.
Intellectual property rights on which we rely to protect the technologies underlying our products may be inadequate to prevent third parties from using our technologies or developing competing products.
     Our success will depend in part on our ability to obtain patent protection for, or maintain the secrecy of, our proprietary products, processes and other technologies for the development of blood screening and clinical diagnostic products and instruments. Although we had more than 550 U.S. and foreign patents covering our products and technologies as of March 31, 2011, these patents, or any patents that we may own or license in the future, may not afford meaningful protection for our technology and products. The pursuit and assertion of a patent right, particularly in areas like nucleic acid diagnostics and biotechnology, involve complex determinations and, therefore, are characterized by substantial uncertainty. In addition, the laws governing patentability and the scope of patent coverage continue to evolve, particularly in biotechnology. As a result, patents might not issue from certain of our patent applications or from applications licensed to us. Our existing patents will expire by April 28, 2029 and the patents we may obtain in the future also will expire over time.
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
     Pursuant to our collaboration agreement with Novartis, we hold certain rights in the blood screening and clinical diagnostics fields under patents originally issued to Novartis covering the detection of HIV. We sell a qualitative HIV test in the clinical diagnostics field and we manufacture tests for HIV for use in the blood screening field, which Novartis sells under Novartis’ brands and name. In February 2005, the U.S. Patent and Trademark Office declared two interferences related to U.S. Patent No. 6,531,276 (“Methods For Detecting Human Immunodeficiency Virus Nucleic Acid”), originally issued to Novartis. The first interference was between Novartis and the National Institutes of Health, or NIH, and pertained to U.S. Patent Application No. 06/693,866 (“Cloning and Expression of HTLV-III DNA”). The second interference was between Novartis and Institut Pasteur, and pertained to Institut Pasteur’s U.S. Patent Application No. 07/999,410 (“Cloned DNA Sequences, Hybridizable with Genomic RNA of Lymphadenopathy-Associated Virus (LAV)”). We were informed that the Patent and Trademark Office determined that Institut Pasteur invented the subject matter at issue prior to NIH and Novartis. We were also informed that Novartis and NIH subsequently filed actions in the U.S. District Court for the District of Columbia challenging the decisions of the Patent and Trademark Office in the patent interference cases. From November 2007 through September 2008, the parties engaged in settlement negotiations and then notified the court that they had signed a memorandum of understanding prior to the negotiation of final, definitive settlement documents. In May 2008, we signed a license agreement with Institut Pasteur concerning Institut Pasteur’s intellectual property for the molecular detection of HIV, covering products manufactured and sold through, and under, our brands or name. In September 2008, the parties to the pending litigation in the U.S. District Court for the District of Columbia informed the court that they were unable to reach a final, definitive agreement and intended to proceed with litigation. There can be no assurances as to the ultimate outcome of the interference litigation and no assurances as to how the outcome of the interference litigation may affect the patent rights we licensed from Institut Pasteur, or Novartis’ right to sell HIV blood screening tests.
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
     In February 2009, we entered into a credit agreement with Bank of America which provided for a one-year senior secured revolving credit facility in an amount of up to $180.0 million that is subject to a borrowing base formula. Subject to the terms of the credit agreement, including the amount of funds that we are permitted to borrow from time to time under the credit agreement, the revolving credit facility has a sub-limit for the issuance of letters of credit in a face amount of up to $10.0 million. In March 2009, we and Bank of America amended the credit facility to increase the amount which we may borrow from time to time under the credit agreement from $180.0 million to $250.0 million. As of March 31, 2011, the total principal amount outstanding under the revolving credit facility was $250.0 million. The term of our credit facility with Bank of America has been extended twice and currently expires in February 2012.
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
     As of March 31, 2011, we had approximately $521.3 million of long-lived assets, including $14.0 million of capitalized software, net of accumulated amortization, relating primarily to our TIGRIS and PANTHER instruments, goodwill of $150.6 million, a $5.4 million investment in Qualigen, Inc., a $5.0 million investment in DiagnoCure, Inc., a $0.7 million investment in Roka Bioscience, Inc., and $182.1 million of capitalized licenses and manufacturing access fees, patents, purchased intangible assets and other long-term assets. Additionally, we had $69.2 million of land and buildings, $23.6 million of building improvements, $66.9 million of equipment and furniture and fixtures and $3.8 million in construction in progress. The substantial majority of our long-lived assets are located in the United States. The carrying amounts of long-lived and intangible assets are affected whenever events or changes in circumstances indicate that the carrying amount of any asset may not be recoverable.
     These events or changes might include a significant decline in market share, a significant decline in profits, rapid changes in technology, significant litigation, an inability to successfully deliver an instrument to the marketplace and attain customer acceptance or other matters. Adverse events or changes in circumstances may affect the estimated undiscounted future operating cash flows expected to be derived from long-lived and intangible assets. If at any time we determine that an impairment has occurred, we will be required to reflect the impaired value as a charge, resulting in a reduction in earnings in the quarter such impairment is identified and a corresponding reduction in our net asset value. In the past we have incurred, and in the future we may incur, impairment charges. A material reduction in earnings resulting from such a charge could cause us to fail to meet the expectations of investors and securities analysts, which could cause the price of our stock to decline.
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
     Sales of our products outside the United States accounted for 26% of our total revenues for the first three months of 2011 and 27% of our total revenues for 2010. Sales by Novartis of collaboration blood screening products outside of the United States accounted for 53% of our total international revenues for the first three months of 2011 and 58% of our total international revenues for 2010.
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
     Competition for top management personnel is intense and we may not be able to recruit and retain the personnel we need. The loss of any one of our management personnel or our inability to identify, attract, retain and integrate additional qualified management personnel could make it difficult for us to manage our business successfully, attract new customers, retain existing customers and pursue our strategic objectives. Although we have employment agreements with most of our executive officers, we may be unable to retain our existing management. We do not maintain key person life insurance for any of our executive officers.
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
     In addition, we may also suffer disruptions in our ability to ship products to customers or otherwise operate our business as a result of other natural disasters, such as the eruptions of a volcano in Iceland which necessitated the closing of a significant portion of the airspace over Europe for several days and caused the cancellation of thousands of airline flights during April 2010 or the earthquake and tsunami in Japan during March 2011. The occurrence of other natural disasters having a similar effect could harm our business and results of operations.
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
     Growth in our business, including as a result of acquisitions, has placed and may continue to place a significant strain on our personnel, facilities, management systems and resources. We need to continue to improve our operational and financial systems and managerial controls and procedures and train and manage our workforce in order to effectively manage our growth. In addition, we will have to maintain close coordination among our various departments and locations. If we fail to effectively manage our growth, it could adversely affect our ability to pursue business opportunities and expand our business.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table summarizes our common stock repurchase activity during the first quarter of 2011:

			Total Number	Approximate
			of Shares	Dollar Value
			Purchased as	of Shares that
			Part of	May Yet Be
			Publicly	Purchased
	Total Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plans or
	Purchased	Per Share	Programs	Programs
January 1-31, 2011	—	$—	—	$150,000,000
February 1-28, 2011	425,193	62.55	420,400	123,710,704
March 1-31, 2011	336,027	64.68	335,200	102,028,452

Total (1) (2)	761,220	$63.49	755,600

(1)	In February 2011, our Board of Directors authorized the repurchase of up to $150.0 million of our common stock until December 31, 2011, through negotiated or open market transactions. There is no minimum or maximum number of shares to be repurchased under the program. During the first quarter of 2011, we repurchased and retired approximately 756,000 shares under this program at an average price of $63.49 per share, or approximately $48.0 million in total. Our Board of Directors authorized a similar repurchase program of up to $100.0 million of our common stock in 2010, which was completed during the fourth quarter of 2010.

(2)	The difference between the total number of shares purchased and the total number of shares purchased as part of publicly announced plans or programs is due to the shares of common stock withheld by us for the payment of taxes upon vesting of certain employees’ restricted stock. During the first quarter of 2011, we repurchased and retired 5,620 shares of our common stock, at an average price of $63.76, withheld by us to satisfy employee tax obligations upon vesting of restricted stock granted under our 2003 Incentive Award Plan. We may make similar repurchases in the future to satisfy employee tax obligations upon vesting of restricted stock.
Item 6. Exhibits

Exhibit
Number	Description
2.1(1)	Agreement and Plan of Merger, dated as of October 6, 2009, by and among Gen-Probe Incorporated, Prodigy Acquisition Corp., Prodesse, Inc. and Thomas M. Shannon and R. Jeffrey Harris, as the Securityholders’ Representative Committee.*

3.1(2)	Form of Amended and Restated Certificate of Incorporation of Gen-Probe Incorporated.

3.2(3)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Gen-Probe Incorporated.

3.3(4)	Amended and Restated Bylaws of Gen-Probe Incorporated.

3.4(5)	Certificate of Elimination of Series A Junior Participating Preferred Stock of Gen-Probe Incorporated.

4.1(2)	Specimen common stock certificate.

10.1(6)	Amendment No. 3 to Credit Agreement dated as of February 10, 2011 by and between Gen-Probe Incorporated, as Borrower, and Bank of America, N.A., as Lender.

10.2†▪	Gen-Probe 2011 Employee Bonus Plan.

Exhibit
Number	Description
10.3†	Product Development Addendum for the Panther Instrument and Ultrio Elite Assay, dated as of March 11, 2011, by and between Gen-Probe Incorporated and Novartis Vaccines and Diagnostics, Inc.**

31.1†	Certification dated May 4, 2011, of Principal Executive Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification dated May 4, 2011, of Principal Financial Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1‡	Certification dated May 4, 2011, of Principal Executive Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2‡	Certification dated May 4, 2011, of Principal Financial Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101‡	Interactive Data Files pursuant to Rule 405 of Regulation S-T.

†	Filed herewith.

‡	Furnished herewith.

▪	Indicates management contract or compensatory plan, contract or arrangement.

*	Gen-Probe has received confidential treatment with respect to certain portions of this exhibit.

**	Gen-Probe has requested confidential treatment with respect to certain portions of this exhibit.

(1)	Incorporated by reference to Gen-Probe’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on February 25, 2010.

(2)	Incorporated by reference to Gen-Probe’s Amendment No. 2 to Registration Statement on Form 10 (File No. 000-49834) filed with the SEC on August 14, 2002.

(3)	Incorporated by reference to Gen-Probe’s Quarterly Report on Form 10-Q (File No. 001-31279) for the quarterly period ended June 30, 2004 filed with the SEC on August 9, 2004.

(4)	Incorporated by reference to Gen-Probe’s Current Report on Form 8-K filed with the SEC on February 18, 2009.

(5)	Incorporated by reference to Gen-Probe’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on February 23, 2007.

(6)	Incorporated by reference to Gen-Probe’s Current Report on Form 8-K filed with the SEC on February 15, 2011.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEN-PROBE INCORPORATED
DATE: May 4, 2011	By:	/s/ Carl W. Hull
Carl W. Hull
President, Chief Executive Officer and Director (Principal Executive Officer)

DATE: May 4, 2011	By:	/s/ Herm Rosenman
Herm Rosenman
Senior Vice President — Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)