Form 10-Q
period 2011-06-30
GEN PROBE INC
filed 2011-08-03
CIK 820237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2011
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of July 29, 2011, 48,181,831 shares of the registrant’s common stock, $0.0001 par value per share, were outstanding.

GEN-PROBE INCORPORATED

FORM 10-Q

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements
Consolidated Balance Sheets	1
Consolidated Statements of Income	2
Consolidated Statements of Cash Flows	3
Notes to Consolidated Financial Statements	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3. Quantitative and Qualitative Disclosures about Market Risk	32
Item 4. Controls and Procedures	33

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	33
Item 1A. Risk Factors	34
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	51
Item 6. Exhibits	51
SIGNATURES	53

i
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

GEN-PROBE INCORPORATED
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$176,719	$59,690
Marketable securities	212,499	170,648
Trade accounts receivable, net of allowance for doubtful accounts of $414 and $355 at June 30, 2011 and December 31, 2010, respectively	52,742	54,739
Accounts receivable — other	3,569	5,493
Inventories	70,666	66,416
Deferred income tax	13,169	13,634
Prepaid income tax	293	2,993
Prepaid expenses	15,936	11,672
Other current assets	5,124	5,148

Total current assets	550,717	390,433
Marketable securities, net of current portion	140,227	259,317
Property, plant and equipment, net	169,262	160,863
Capitalized software, net	15,020	13,981
Patents, net	12,115	12,450
Goodwill	150,830	150,308
Purchased intangibles, net	116,006	120,270
License, manufacturing access fees and other assets, net	65,563	60,175

Total assets	$1,219,740	$1,167,797

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,358	$14,614
Accrued salaries and employee benefits	22,947	26,825
Other accrued expenses	13,939	13,935
Income tax payable	5,470	634
Short-term borrowings	248,000	240,000
Deferred income tax	97	—
Deferred revenue	1,387	1,166

Total current liabilities	303,198	297,174
Non-current income tax payable	9,041	8,315
Deferred income tax	27,955	29,775
Deferred revenue, net of current portion	2,269	2,500
Other long-term liabilities	7,460	6,654
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 20,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value per share; 200,000,000 shares authorized, 48,170,514 and 47,966,156 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	5	5
Additional paid-in capital	204,786	195,820
Accumulated other comprehensive (loss) income	(7,471)	678
Retained earnings	672,497	626,876

Total stockholders’ equity	869,817	823,379

Total liabilities and stockholders’ equity	$1,219,740	$1,167,797

See accompanying notes to consolidated financial statements

GEN-PROBE INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues:
Product sales	$132,921	$132,734	$271,033	$263,303
Collaborative research revenue	1,617	4,141	5,185	7,405
Royalty and license revenue	1,360	1,774	2,718	3,360

Total revenues	135,898	138,649	278,936	274,068
Operating expenses:
Cost of product sales (excluding acquisition-related intangible amortization)	39,431	44,311	81,374	86,972
Acquisition-related intangible amortization	2,729	2,199	5,534	4,415
Research and development	27,713	27,104	56,676	56,785
Marketing and sales	17,510	15,824	34,032	30,605
General and administrative	18,703	15,018	36,856	29,697

Total operating expenses	106,086	104,456	214,472	208,474

Income from operations	29,812	34,193	64,464	65,594
Other income (expense):
Investment and interest income	2,937	3,269	3,672	7,167
Interest expense	(497)	(549)	(1,000)	(1,095)
Gain on contingent consideration	—	4,337	—	6,082
Other income (expense), net	1,315	(190)	1,492	(349)

Total other income, net	3,755	6,867	4,164	11,805

Income before income tax	33,567	41,060	68,628	77,399
Income tax expense	11,223	12,950	23,007	25,096

Net income	$22,344	$28,110	$45,621	$52,303

Net income per share:
Basic	$0.47	$0.57	$0.95	$1.06

Diluted	$0.45	$0.57	$0.93	$1.05

Weighted average shares outstanding:
Basic	47,884	48,902	47,873	49,066

Diluted	49,338	49,366	49,196	49,549

See accompanying notes to consolidated financial statements

GEN-PROBE INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2011	2010
Operating activities
Net income	$45,621	$52,303
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,886	22,628
Amortization of premiums on investments, net of accretion of discounts	5,209	4,523
Stock-based compensation	12,859	12,338
Excess tax benefit from employee stock-based compensation	(3,916)	(919)
Deferred revenue	12	(1,241)
Deferred income tax	(1,632)	(1,930)
Gain on contingent consideration	—	(6,082)
Loss on disposal of property and equipment	207	143
Changes in assets and liabilities:
Trade and other accounts receivable	4,290	(1,494)
Inventories	(540)	2,998
Prepaid expenses	(4,205)	1,907
Other current assets	44	918
Other long-term assets	(453)	390
Accounts payable	(3,417)	(7,082)
Accrued salaries and employee benefits	(3,999)	(4,336)
Other accrued expenses	342	(1,086)
Income tax payable	11,437	8,530
Other long-term liabilities	769	(684)

Net cash provided by operating activities	85,514	81,824

Investing activities
Proceeds from sales and maturities of marketable securities	223,439	281,958
Purchases of marketable securities	(162,258)	(168,395)
Purchases of property, plant and equipment	(23,245)	(14,567)
Purchases of capitalized software	(2,547)	(1,457)
Purchases of intangible assets, including licenses and manufacturing access fees	(4,424)	(1,865)
Cash paid for investment in Pacific Biosciences	—	(50,000)
Cash paid for investment in Roka Bioscience	(3,980)	—
Other	(348)	(1,967)

Net cash provided by investing activities	26,637	43,707

Financing activities
Repurchase and retirement of common stock	(47,972)	(52,299)
Proceeds from issuance of common stock and employee stock purchase plan	40,727	20,062
Repurchase and retirement of restricted stock for payment of taxes	(363)	(43)
Excess tax benefit from employee stock-based compensation	3,916	919
Borrowings, net	8,000	—

Net cash provided by (used in) financing activities	4,308	(31,361)

Effect of exchange rate changes on cash and cash equivalents	570	(1,864)

Net increase in cash and cash equivalents	117,029	92,306
Cash and cash equivalents at the beginning of period	59,690	82,616

Cash and cash equivalents at the end of period	$176,719	$174,922

See accompanying notes to consolidated financial statements

Notes to the Consolidated Financial Statements (unaudited)
Note 1 — Summary of Significant Accounting Policies
Basis of Presentation
     The accompanying interim consolidated financial statements of Gen-Probe Incorporated (“Gen-Probe” or the “Company”) at June 30, 2011, and for the three and six month periods ended June 30, 2011 and 2010, are unaudited and have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In management’s opinion, the unaudited interim consolidated financial statements include all adjustments, consisting only of normal recurring accruals, necessary to state fairly the financial information therein in accordance with U.S. GAAP. Interim results are not necessarily indicative of the results that may be reported for any other interim period or for the year ending December 31, 2011.
     These unaudited interim consolidated financial statements and related footnotes should be read in conjunction with the audited consolidated financial statements and related footnotes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
     In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 855, Subsequent Events, the Company evaluated subsequent events after the balance sheet date of June 30, 2011 and through the date and time its consolidated financial statements were issued on August 3, 2011.
     Certain prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications did not affect total revenues, income from operations, or net income.
Principles of Consolidation
     These unaudited interim consolidated financial statements include the accounts of Gen-Probe as well as its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation. The Company has not identified any interests in variable interest entities that require consolidation.
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
     In October 2009, the Company acquired Prodesse, Inc. (“Prodesse”), a privately held Wisconsin corporation now known as Gen-Probe Prodesse, Inc. Prodesse develops molecular diagnostic products for a variety of infectious disease applications. Prodesse’s results of operations have been included in the Company’s consolidated financial statements beginning in October 2009.
     In April 2009, the Company acquired Tepnel Life Sciences plc (“Tepnel”), a United Kingdom (“UK”) based international life sciences products and services company, now known as Gen-Probe Life Sciences Ltd. Tepnel’s results of operations have been included in the Company’s consolidated financial statements beginning in April 2009.
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
Segment Information
     The Company currently operates in one business segment: the development, manufacturing, marketing, sales and support of molecular diagnostic products primarily to diagnose human diseases, screen donated human blood and ensure transplant compatibility. Although the Company’s products comprise distinct product lines to serve different end markets within molecular diagnostics, the Company does not operate its business in operating segments. The Company is managed by a single functionally-based management team that manages all aspects of the Company’s business and reports directly to the Chief Executive Officer. For all periods presented, the Company operated in a single business segment. Revenue by product line is presented in Note 11.
Revenue Recognition
     The Company records shipments of its clinical diagnostic products as product sales when the product is shipped, title and risk of loss have passed to the customer, the consideration is fixed and determinable, and collection of the resulting receivable is reasonably assured.
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
     The Company sells its instruments to Novartis for use in blood screening and records these instrument sales upon delivery since Novartis is responsible for the placement, maintenance and repair of the units with its customers. The Company also sells instruments to its clinical diagnostics customers and generally records sales of these instruments upon delivery and receipt of customer acceptance. For certain customers with non-standard payment terms, instrument sales are recorded based upon expected cash collection. Prior to delivery, each instrument is tested to meet Gen-Probe’s specifications and the specifications of the United States Food and Drug Administration (“FDA”), and is shipped fully assembled. Customer acceptance of the Company’s clinical diagnostic instrument systems requires installation and training by the Company’s technical service personnel. Installation is a standard process consisting principally of uncrating, calibrating and testing the instrumentation.
     The Company records revenue on its research products and services in the period during which the related costs are incurred or services are provided. This revenue consists of outsourcing services for the pharmaceutical, biotechnology and healthcare industries, including nucleic acid purification and analysis services, as well as the sale of monoclonal antibodies.
     Revenue arrangements with multiple deliverables are evaluated for proper accounting treatment. In these arrangements, the Company records revenue as separate units of accounting if the delivered items have value to the customer on a stand-alone basis, and if the arrangement includes a general right of return relative to the delivered items, and delivery or performance of the undelivered items is considered probable and substantially within the

Company’s control. For transactions entered into prior to 2011, consideration was generally allocated to each unit of accounting based on its relative fair value when objective and reliable evidence of fair value existed for all units of accounting in an arrangement. The fair value of an item was generally the price charged for the product, if the item was sold on a stand-alone basis. When the Company was unable to establish fair value for delivered items or when fair value of undelivered items had not been established, revenue was deferred until all elements were delivered and services had been performed or until fair value could be objectively determined for any undelivered elements. Beginning in 2011, arrangement consideration is allocated at the inception of the arrangement to all deliverables using the relative selling price method that is based on a three-tier hierarchy. The relative selling price method requires that the estimated selling price for each deliverable be based on vendor-specific objective evidence (“VSOE”) of fair value, which represents the price charged for each deliverable when it is sold separately or, for a deliverable not yet being sold separately, the price established by management. When VSOE of fair value is not available, third-party evidence (“TPE”) of fair value is acceptable, or a best estimate of selling price if neither VSOE nor TPE are available. A best estimate of selling price should be consistent with the objective of determining the price at which the Company would transact if the deliverable were sold regularly on a stand-alone basis and should also take into account market conditions and company-specific factors.
     The Company recognizes collaborative research revenue over the term of various collaboration agreements, as negotiated monthly contracted amounts are earned or reimbursable costs are incurred related to those agreements. Negotiated monthly contracted amounts are earned in relative proportion to the performance required under the applicable contracts. Non-refundable license fees with stand-alone value are recognized at the time that the Company has satisfied all performance obligations. License fees without stand-alone value are recognized in combination with any undelivered performance obligations. Milestone consideration that is contingent upon achievement of a milestone in its entirety is recorded as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. These criteria include: (i) the consideration being earned should be commensurate with either the Company’s performance to achieve the milestone or the enhancement of the value of the item delivered as a result of a specific outcome resulting from the Company’s performance to achieve the milestone, (ii) the consideration being earned should relate solely to past performance, (iii) the consideration being earned should be reasonable relative to all deliverables and payment terms in the arrangement, and (iv) the milestone should be considered in its entirety and cannot be bifurcated into substantive and non-substantive components. Any amounts received prior to satisfying the Company’s revenue recognition criteria are recorded as deferred revenue on the Company’s consolidated balance sheets.
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
     The Company uses the Black-Scholes-Merton option pricing model to value stock options granted. The determination of the fair value of stock option awards on the date of grant using the Black-Scholes-Merton model is affected by the Company’s stock price and the implied volatility on its traded options, as well as the input of other subjective assumptions. These assumptions include, but are not limited to, the expected term of stock options and the Company’s expected stock price volatility over the term of the awards.

     The following table presents the weighted average assumptions used by the Company to estimate the fair value of stock options and performance stock awards granted under the Company’s equity incentive plans and the shares purchasable under the Company’s ESPP, as well as the resulting average fair values for the three and six month periods ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Stock option plans
Risk-free interest rate	1.9%	2.1%	1.7%	2.1%
Volatility	30.2%	31.4%	30.9%	32.1%
Dividend yield	—	—	—	—
Expected term (years)	4.3	4.4	4.3	4.4
Resulting average fair value	$22.35	$13.52	$18.05	$12.74
Performance stock awards (1)
Risk-free interest rate	—	—	1.3%	—
Volatility	—	—	33.4%	—
Dividend yield	—	—	—	—
Expected term (years)	—	—	2.9	—
Resulting average fair value	$—	$—	$82.58	$—
Employee stock purchase plan
Risk-free interest rate	0.2%	0.2%	0.2%	0.2%
Volatility	21.5%	26.5%	21.5%	26.5%
Dividend yield	—	—	—	—
Expected term (years)	0.5	0.5	0.5	0.5
Resulting average fair value	$12.27	$9.65	$12.27	$9.65

(1)	These assumptions apply to the Company’s market condition stock awards granted in 2011. Performance condition stock awards granted in 2010 were valued at $42.66 per share based on the closing fair market value of the Company’s common stock on the date of grant.
     The Company’s unrecognized stock-based compensation expense as of June 30, 2011, before income taxes and adjusted for estimated forfeitures, related to outstanding unvested share-based payment awards was as follows (in thousands, except number of years):

	Weighted Average	Unrecognized
	Remaining	Expense as of
	Expense Life	June 30,
Awards	(Years)	2011
Stock options	2.8	$33,759
Performance stock awards	2.6	6,567
Restricted stock	1.5	2,813
Deferred issuance restricted stock	1.5	788
Employee stock purchase plan	0.2	75

Total		$44,002

     The following table summarizes the stock-based compensation expense that the Company recorded in its consolidated statements of income for the three and six month periods ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Cost of product sales	$794	$1,006	$1,582	$1,870
Research and development	2,061	1,851	3,853	3,530
Marketing and sales	734	836	1,346	1,637
General and administrative	3,234	2,744	6,078	5,301

Total	$6,823	$6,437	$12,859	$12,338

Net Income Per Share
     Diluted net income per share is reported based on the more dilutive of the treasury stock or the two-class method. Under the two-class method, net income is allocated to common stock and participating securities. The Company’s restricted stock, deferred issuance restricted stock and performance stock awards meet the definition of participating securities. Basic net income per share under the two-class method is computed by dividing net income adjusted for earnings allocated to unvested stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share under the two-class method is computed by dividing net income adjusted for earnings allocated to unvested stockholders for the period by the weighted average number of common and common equivalent shares outstanding during the period. The Company excludes stock options from the calculation of diluted net income per share when the combined exercise price, unrecognized stock-based compensation and assumed tax benefits upon exercise are greater than the average market price for the Company’s common stock because their effect is anti-dilutive. Potentially dilutive securities totaling approximately 975,000 and 4,455,000 shares for the three month periods ended June 30, 2011 and 2010, respectively, and 765,000 and 4,290,000 shares for the six month periods ended June 30, 2011 and 2010, respectively, were excluded from the calculations of diluted earnings per share (“EPS”) below because of their anti-dilutive effect.
     The following table sets forth the computation of basic and diluted EPS for the three and six month periods ended June 30, 2011 and 2010 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Basic Net Income per Share
Net income	22,344	28,110	45,621	52,303
Less: income allocated to participating securities	(37)	(128)	(72)	(227)

Net income allocated to common stockholders	22,307	27,982	45,549	52,076

Weighted average common shares outstanding — basic	47,884	48,902	47,873	49,066

Net income per share — basic	$0.47	$0.57	$0.95	$1.06

Diluted Net Income per Share
Net income	22,344	28,110	45,621	52,303
Less: income allocated to participating securities	(36)	(126)	(70)	(225)

Net income allocated to common stockholders	22,308	27,984	45,551	52,078

Weighted average common shares outstanding — basic	47,884	48,902	47,873	49,066
Dilutive securities	1,454	464	1,323	483

Weighted average common shares outstanding — diluted	49,338	49,366	49,196	49,549

Net income per share — diluted	$0.45	$0.57	$0.93	$1.05

Pending Adoption of Recent Accounting Pronouncements
     Accounting Standards Update 2011-04
     In May 2011, the FASB issued an Accounting Standards Update (“ASU”) on fair value measurement. The ASU expands the disclosure requirements of ASC Topic 820, Fair Value Measurement (“ASC Topic 820”), for fair value measurements and makes other amendments. Specifically, the ASU clarifies the accounting guidance for highest-and-best-use and valuation-premise concepts for non-financial assets, application to financial assets and financial liabilities with offsetting positions in market risks or counterparty credit risk, premiums or discounts in fair value measurement, and fair value of an instrument classified in an entity’s stockholders’ equity. Additionally, the ASU expands the disclosure requirements under ASC Topic 820, particularly for Level 3 inputs. The ASU is effective for interim and annual reporting periods of the Company beginning January 1, 2012. Early adoption is not permitted. The Company is currently determining the effects, if any, the adoption of this guidance will have on its consolidated financial statements.
     Accounting Standards Update 2011-05
     In June 2011, the FASB issued an ASU on the presentation of comprehensive income. The ASU removes the presentation options in ASC Topic 220, Comprehensive Income, and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The ASU does not change the items that must be reported in other comprehensive income and does not require any incremental disclosures in addition to those already required under existing accounting guidance. The ASU is effective for interim and annual reporting periods of the Company beginning January 1, 2012. The guidance must be applied retrospectively for all periods presented in the financial statements. Early adoption is permitted. The Company intends to adopt this guidance beginning January 1, 2012. The adoption of this guidance will not have any effect on the Company’s consolidated financial statements.
Adoption of Recent Accounting Pronouncements
     Accounting Standards Update 2010-06
     In January 2010, the FASB amended ASC Topic 820 to require reporting entities to make new disclosures about recurring and non-recurring fair value measurements, including significant transfers into and out of Level 1 and Level 2 fair value measurements and information about purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. Except for the detailed Level 3 roll forward disclosures, the guidance was effective January 1, 2010. The new disclosure requirements for purchases, sales, issuances, and settlements in the roll forward activity for Level 3 fair value measurements were effective for the Company as of January 1, 2011. Upon adoption, the guidance did not have a material impact on the Company’s consolidated financial statements and is not expected to have a material impact on its future operating results.
     Accounting Standards Update 2010-17
     In March 2010, the FASB ratified the final consensus that offers an alternative method of revenue recognition for milestone payments. The guidance states that an entity can make an accounting policy election to recognize a payment that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. The guidance has been effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2010 with early adoption permitted, provided that the revised guidance is applied retrospectively to the beginning of the year of adoption. The Company elected to adopt this guidance prospectively, effective for the Company’s fiscal year beginning January 1, 2011. Upon adoption, the guidance did not have a material impact on the Company’s consolidated financial statements and is not expected to have a material impact on its future operating results.
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
Note 2 — Business Combination
     The acquisition described below was accounted for as a business combination and, accordingly, the Company has included the results of operations of the acquired entity in its consolidated statements of income from the date of acquisition. Neither separate financial statements nor pro forma results of operations have been presented because the acquisition does not meet the quantitative materiality tests under Regulation S-X.
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

Total purchase price	$53,000

Net working capital	$7,881
Fixed assets	966
Goodwill	28,040
Deferred tax liabilities	(11,137)
Other intangible assets	32,100
Liabilities assumed	(4,850)

Allocated purchase price	$53,000

     The fair values of the acquired identifiable intangible assets with definite lives are as follows (in thousands):

Patents	$10,600
In-process research and development	11,900
Customer relationships	3,500
Trade secrets	6,100

Total	$32,100

     The amortization periods for the acquired identifiable intangible assets with definite lives are as follows: six to nine years for patents, ten years for customer relationships, 20 years for trade secrets, and an estimated life to be determined for each in-process research and development project (to commence upon commercialization of the associated product). The Company is amortizing the acquired identifiable intangible assets set forth in the table above using the straight-line method of amortization. The Company believes that the use of the straight-line method is appropriate given the high customer retention rate of the acquired business and the historical and projected growth of revenues and related cash flows. The Company will monitor and assess the acquired identifiable intangible assets and will adjust, if necessary, the expected life, amortization method or carrying value of such assets to best match the underlying economic value.
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
     The estimated amortization expense for the acquired identifiable intangible assets over future periods, excluding the in-process research and development assets due to uncertainty with respect to the commercialization of such assets, is as follows (in thousands):

Years Ending December 31,
Remainder of 2011	$994
2012	1,988
2013	1,988
2014	1,988
2015	1,988
Thereafter	10,316

Total	$19,262

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
     Changes in goodwill for the six months ended June 30, 2011 were as follows (in thousands):

Goodwill balance as of December 31, 2010	$150,308
Additional goodwill recognized	35
Changes due to foreign currency translation	487

Goodwill balance as of June 30, 2011	$150,830

Note 3 — Consolidation of UK Operations
     Following its acquisition of Tepnel in April 2009, the Company had four locations in the UK: Manchester, Cardiff, Livingston, and Abingdon. In order to accommodate the anticipated growth in the business and to optimize expenses, the Company decided to consolidate its UK operations to Manchester and Livingston. This consolidation was communicated internally in May 2010. Consolidation activities related to the employees and facilities are being accounted for under ASC Topic 420, Exit or Disposal Costs (“ASC Topic 420”). The Company estimates that expenses related to this consolidation will total approximately $4.2 million and be incurred over a two-year period, as the consolidation will occur in phases. These expenses will include termination costs, including severance costs related to the elimination of certain redundant positions and relocation costs for certain key employees, and site closure costs.
     During the six months ended June 30, 2011, the Company recorded approximately $0.5 million and $1.1 million of termination costs and site closure costs, respectively. These amounts are included in general and administrative expenses in the Company’s consolidated statements of income. As of June 30, 2011, the Company has recorded approximately $1.0 million and $1.8 million of cumulative termination costs and site closure costs, respectively, related to its UK consolidation activities.

     The following table summarizes the restructuring activities accounted for under ASC Topic 420 for the six months ended June 30, 2011, as well as the remaining restructuring accrual on the Company’s consolidated balance sheets at June 30, 2011 (in thousands):

	Termination	Site Closure
	Costs	Costs	Total
Restructuring reserves at December 31, 2010	$287	$78	$365
Charged to expenses	533	1,127	1,660
Amounts paid	(681)	(794)	(1,475)
Foreign currency translation	12	3	15

Restructuring reserves at June 30, 2011	$151	$414	$565

Note 4 — Balance Sheet Information
     The following tables provide details of selected balance sheet line items as of June 30, 2011 and December 31, 2010 (in thousands):
Inventories

	June 30,	December 31,
	2011	2010
Raw materials and supplies	$19,835	$16,915
Work in process	24,338	21,446
Finished goods	26,493	28,055

Inventories	$70,666	$66,416

Property, Plant and Equipment, Net

	June 30,	December 31,
	2011	2010
Land	$19,367	$19,287
Building	80,085	80,010
Machinery and equipment	208,915	195,927
Building improvements	55,529	48,217
Furniture and fixtures	20,869	21,999
Construction in-progress	195	1,855

Property, plant and equipment, at cost	384,960	367,295
Less: accumulated depreciation and amortization	(215,698)	(206,432)

Property, plant and equipment, net	$169,262	$160,863

Purchased Intangibles, Net

	June 30,	December 31,
	2011	2010
Purchased intangibles, at cost	$167,223	$166,541
Less: accumulated amortization	(51,217)	(46,271)

Purchased intangibles, net	$116,006	$120,270

License, Manufacturing Access Fees and Other Assets, Net

	June 30,	December 31,
	2011	2010
License and manufacturing access fees	$67,905	$64,259
Investment in Qualigen, Inc.	5,404	5,404
Investment in DiagnoCure, Inc.	5,000	5,000
Investment in Roka Bioscience, Inc.	4,705	725
Other assets	11,565	8,782

License, manufacturing access fees and other assets, at cost	94,579	84,170
Less: accumulated amortization	(29,016)	(23,995)

License, manufacturing access fees and other assets, net	$65,563	$60,175

Other Accrued Expenses

	June 30,	December 31,
	2011	2010
Royalties	$4,445	$3,315
Research and development	3,230	3,385
Professional fees	1,740	1,182
Marketing	704	1,177
Warranty	207	373
Interest	162	896
Other	3,451	3,607

Other accrued expenses	$13,939	$13,935

Note 5 — Marketable Securities
     The Company’s marketable securities include equity securities, treasury securities, tax advantaged municipal securities and Federal Deposit Insurance Corporation (“FDIC”) insured corporate bonds. The Company’s investment policy limits the effective maturity on individual securities to six years and an average portfolio maturity to three years with a minimum Moody’s credit rating of A3 or a Standard & Poor’s credit rating of A-. As of June 30, 2011, the Company’s portfolio had an average maturity of three years and an average credit quality of AA1 as defined by Moody’s.
     The following is a summary of marketable securities held by the Company as of June 30, 2011 and December 31, 2010 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
June 30, 2011
Debt securities:
Municipal securities	$314,125	$671	$(406)	$314,390
Equity securities	50,000	—	(11,664)	38,336

Total marketable securities	$364,125	$671	$(12,070)	$352,726

December 31, 2010
Debt securities:
Treasury securities	$7,937	$11	$(57)	$7,891
Municipal securities	368,583	550	(2,833)	366,300
Corporate debt securities	3,722	—	(78)	3,644
Equity securities	50,000	2,130	—	52,130

Total marketable securities	$430,242	$2,691	$(2,968)	$429,965

     The following table shows the estimated fair values and gross unrealized losses as of June 30, 2011 for the Company’s investments in individual debt and equity securities that have been in a continuous unrealized loss position deemed to be temporary for less than 12 months and for more than 12 months (in thousands):

Less than 12 Months		More than 12 Months
Estimated Fair	Unrealized	Estimated Fair	Unrealized
Value	Losses	Value	Losses
$140,227	$(12,070)	$—	$—

     At June 30, 2011 and December 31, 2010, the Company had 40 and 110 marketable debt securities, respectively, in an unrealized loss position. Of the 40 securities in an unrealized loss position at June 30, 2011, the average estimated fair value and average unrealized loss was $2.5 million and $10,000, respectively. Of the 110 securities in an unrealized loss position at December 31, 2010, the average estimated fair value and average unrealized loss was $2.1 million and $27,000, respectively. The decrease in the number of debt securities held in an unrealized loss position at June 30, 2011 is due to the timing of purchases and sales of the Company’s debt securities during the first half of 2011, along with decreases in market interest rates.
     The contractual terms of the debt securities held by the Company do not permit the issuer to settle the securities at a price less than the amortized cost of the investments. The Company does not consider its investments in debt securities with a current unrealized loss position to be other-than-temporarily impaired at June 30, 2011, because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost.
     The Company does not consider its investments in marketable equity securities with a current unrealized loss position to be other-than-temporarily impaired at June 30, 2011. The Company periodically reviews its marketable equity securities for other-than-temporary declines in fair value below their cost basis, or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. When assessing marketable equity securities for other-than-temporary declines in value, the Company considers factors including: the significance of the decline in value compared to the cost basis; the underlying factors contributing to a decline in the prices of securities in a single asset class; how long the market value of the investment has been less than its cost basis; any market conditions that impact liquidity; the views of external investment managers; any news or financial information that has been released specific to the investee; and the outlook for the overall industry in which the investee operates.
     The following table shows the current and non-current classification of the Company’s marketable securities as of June 30, 2011 and December 31, 2010 (in thousands):

	June 30,	December 31,
	2011	2010
Current	$212,499	$170,648
Non-current	140,227	259,317

Total marketable securities	$352,726	$429,965

     As of June 30, 2011, the Company held non-current marketable debt and equity securities of $101.9 million and $38.3 million, respectively. As of December 31, 2010, the Company held non-current marketable debt and equity securities of $207.2 million and $52.1 million, respectively. Investments in an unrealized loss position deemed to be temporary at June 30, 2011 and December 31, 2010 that have a contractual maturity of greater than 12 months have been classified on the Company’s consolidated balance sheets as non-current marketable securities under the caption “Marketable securities, net of current portion,” reflecting the Company’s current intent and ability to hold such investments to maturity. The Company’s investments in marketable debt securities and marketable equity securities are classified as available-for-sale.

     The following table shows the gross realized gains and losses from the sale of marketable securities, based on the specific identification method, for the three and six month periods ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Proceeds from sale of marketable securities	$195,025	$144,684	$225,178	$285,265

Gross realized gains	$2,110	$1,855	$2,112	$4,082
Gross realized losses	—	—	(356)	—

Net realized gain	$2,110	$1,855	$1,756	$4,082

Note 6 — Fair Value Measurements
     The Company determines the fair value of its assets and liabilities based on the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants as of the measurement date. There is an established hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability. Applicable accounting guidance under ASC Topic 820 establishes three levels of inputs that may be used to measure fair value:
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
     The Company’s cash equivalents and marketable securities include equity securities, treasury securities, tax advantaged municipal securities, FDIC insured corporate bonds and money market funds. When available, the Company uses quoted market prices to determine fair value, and classifies such items as Level 1. If quoted market prices are not available, prices are determined using prices for recently traded financial instruments with similar underlying terms as well as directly or indirectly observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals. The Company classifies such items as Level 2.
     In connection with a collaboration agreement the Company entered into with Pacific Biosciences of California, Inc. (“Pacific Biosciences”) in June 2010, the Company purchased $50.0 million of Pacific Biosciences’ Series F preferred stock, as a participant in Pacific Biosciences’ Series F preferred stock round of financing that raised a total of approximately $109.0 million. In October 2010, Pacific Biosciences completed an initial public offering of its common stock, which now trades on the NASDAQ Global Select Market under the symbol “PACB”. As a result of the initial public offering, the preferred stock held by the Company was converted into common stock. During the quarter ended December 31, 2010, the Company reclassified its investment in Pacific Biosciences from a Level 3 investment to a Level 1 investment. The Company’s investment in Pacific Biosciences, which had a value of $38.3 million as of June 30, 2011, is included in “Marketable securities, net of current portion,” on the Company’s consolidated balance sheets.
     The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis (as described above) as of June 30, 2011 and December 31, 2010 (in thousands):

	Fair Value Measurements at June 30, 2011
	Quoted Prices	Significant
	in Active	Other	Significant	Total Carrying
	Markets for	Observable	Unobservable	Value in the
	Identical Assets	Inputs	Inputs	Consolidated
	(Level 1)	(Level 2)	(Level 3)	Balance Sheets
Assets:
Cash equivalents	$—	$93,789	$—	$93,789
Marketable securities
Equity securities	38,336	—	—	38,336
Municipal securities	—	314,390	—	314,390

Total marketable securities	38,336	314,390	—	352,726
Deferred compensation plan assets	—	6,595	—	6,595

Total assets at fair value	$38,336	$414,774	$—	$453,110

Liabilities:
Deferred compensation plan liabilities	$—	$6,226	$—	$6,226

Total liabilities at fair value	$—	$6,226	$—	$6,226

	Fair Value Measurements at December 31, 2010
	Quoted Prices	Significant
	in Active	Other	Significant	Total Carrying
	Markets for	Observable	Unobservable	Value in the
	Identical Assets	Inputs	Inputs	Consolidated
	(Level 1)	(Level 2)	(Level 3)	Balance Sheets
Assets:
Cash equivalents	$—	$1,211	$—	$1,211
Marketable securities
Equity securities	52,130	—	—	52,130
Treasury securities	—	7,891	—	7,891
Municipal securities	—	366,300	—	366,300
Corporate debt securities	—	3,644	—	3,644

Total marketable securities	52,130	377,835	—	429,965
Deferred compensation plan assets	—	6,298	—	6,298

Total assets at fair value	$52,130	$385,344	$—	$437,474

Liabilities:
Deferred compensation plan liabilities	$—	$6,246	$—	$6,246

Total liabilities at fair value	$—	$6,246	$—	$6,246

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

     Equity Investment in Public Company
     In April 2009, the Company made a $5.0 million preferred stock investment in DiagnoCure, Inc. (“DiagnoCure”), a publicly-held company traded on the Toronto Stock Exchange. The Company’s equity investment was initially valued based on the transaction price under the cost method of accounting. The market value of the underlying common stock is the most observable value of the preferred stock, but because there is no active market for DiagnoCure’s preferred shares the Company has classified its equity investment in DiagnoCure as Level 2 in the fair value hierarchy. The Company’s investment in DiagnoCure, which had a value of $5.0 million as of June 30, 2011, is included in “Licenses, manufacturing access fees and other assets, net” on the Company’s consolidated balance sheets.
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
     The Company records impairment charges when an investment has experienced a decline that is deemed to be other-than-temporary. The determination that a decline is other-than-temporary is, in part, subjective and influenced by many factors. Future adverse changes in market conditions or poor operating results of investees could result in losses or an inability to recover the carrying value of the investments, thereby possibly requiring impairment charges in the future. When assessing investments in private companies for an other-than-temporary decline in value, the Company considers many factors, including, but not limited to, the following: the share price from the investee’s latest financing round; the performance of the investee in relation to its own operating targets and its business plan; the investee’s revenue and cost trends; the investee’s liquidity and cash position, including its cash burn rate; and market acceptance of the investee’s products and services. From time to time, the Company may consider third party evaluations or valuation reports. The Company also considers new products and/or services that the investee may have forthcoming, any significant news specific to the investee, the investee’s competitors and/or industry and the outlook of the overall industry in which the investee operates. In the event the Company’s judgments change as to other-than-temporary declines in value, the Company may record an impairment loss, which could have an adverse effect on its results of operations.
     Roka Bioscience, Inc.
     In September 2009, the Company spun-off its industrial testing assets to Roka Bioscience, Inc. (“Roka”), a newly formed private company. In consideration for the contribution of assets, the Company received shares of preferred stock representing 19.9% of Roka’s capital stock on a fully diluted basis. The Company considers Roka to be a variable interest entity in accordance with ASC Topic 810, Consolidation. The Company is not the primary beneficiary of Roka and therefore has not consolidated Roka’s financial position or results of operations in the Company’s consolidated financial statements.
     In April 2011, the Company purchased approximately $4.0 million of Roka’s Series C preferred stock as a participant in Roka’s Series C preferred stock round of financing that raised a total of approximately $20.0 million. Following this Series C investment, the Company owns shares of preferred stock representing approximately 19% of Roka’s capital stock on a fully diluted basis. The Company’s investment in Roka had a value of approximately $4.7 million as of June 30, 2011, and is included in “Licenses, manufacturing access fees and other assets, net” on the Company’s consolidated balance sheets.
     Qualigen, Inc.
     In 2006, the Company invested in Qualigen, Inc. (“Qualigen”), a private company. The Company’s investment in Qualigen, which had a value of approximately $5.4 million as of June 30, 2011, is also included in “Licenses, manufacturing access fees and other assets, net” on the Company’s consolidated balance sheets.
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
     In March 2009, the Company and Bank of America amended the credit agreement to increase the amount that the Company can borrow from time to time under the credit agreement from $180.0 million to $250.0 million. The term of the credit facility with Bank of America has been extended twice and currently expires in February 2012. As of December 31, 2010, the total principal amount outstanding under the revolving credit facility was $240.0 million. The Company borrowed the remaining $10.0 million under the revolving credit facility during the first quarter of 2011. In June 2011, the Company and Bank of America amended the credit agreement to facilitate the issuance of letters of credit in certain non-U.S. currencies. In June 2011, the Company paid down its credit facility with Bank of America by $2.0 million and Bank of America issued a £1.2 million standby letter of credit on behalf of the Company. As a result, the total principal amount outstanding under the revolving credit facility was $248.0 million as of June 30, 2011, the interest rate payable on such outstanding amount was approximately 0.79% and no further borrowings are currently available under the credit facility.
Note 8 — Income Tax
     As of June 30, 2011, the Company had total gross unrecognized tax benefits of $11.6 million. The amount of unrecognized tax benefits (net of the federal benefit for state taxes) that would favorably affect the Company’s effective income tax rate, if recognized, was $9.0 million. The Company’s federal tax returns for the 2007 through 2009 tax years, California tax returns for the 2005 through 2009 tax years, and UK tax returns for the 2006 through 2009 tax years are subject to future examination.
Note 9 — Contingencies
Contingent Consideration
     In connection with the acquisition of Prodesse, the Company was originally obligated to make certain contingent payments to former Prodesse securityholders of up to $25.0 million based on multiple performance measures, including commercial and regulatory milestones. As a result of the failure to achieve a specified milestone, the maximum amount of contingent consideration the Company may be required to pay for its acquisition of Prodesse has been reduced to $15.0 million.
     The Company initially recorded $18.0 million as of the date of acquisition as the fair value of this potential contingent consideration liability. In July 2010, the Company received FDA clearance of its ProFAST+ assay, thereby satisfying one of the acquisition-related milestones and triggering a $10.0 million payment to former Prodesse securityholders. The fair value of the remaining contingent consideration is $0 at June 30, 2011, because the Company does not currently expect to make any further milestone payments related to its acquisition of Prodesse. Future milestone payments, if any, will occur by the second quarter of 2012.
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
Note 10 — Stockholders’ Equity
     Changes in stockholders’ equity for the six months ended June 30, 2011 were as follows (in thousands):

Balance at December 31, 2010	$823,379
Net income	45,621
Other comprehensive income (loss), net	(8,149)
Proceeds from the issuance of common stock and ESPP	40,727
Issuance of common stock to board members	178
Repurchase and retirement of common stock	(47,972)
Repurchase and retirement of restricted stock for payment of taxes	(363)
Stock-based compensation	12,688
Stock-based compensation income tax benefits	3,708

Balance at June 30, 2011	$869,817

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

     Components of comprehensive income, net of income tax, for the three and six month periods ended June 30, 2011 and 2010 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income, as reported	$22,344	$28,110	$45,621	$52,303

Other comprehensive income (loss):
Foreign currency translation adjustment	845	(1,497)	3,173	(4,350)
Change in net unrealized gain on available-for-sale securities during the period	(6,767)	(1,004)	(10,180)	(3,653)
Reclassification adjustments:
Realized gain on available-for-sale securities, net of tax	(1,372)	1,206	(1,142)	2,654

Total other comprehensive income (loss), net	(7,294)	(1,295)	(8,149)	(5,349)

Comprehensive income	$15,050	$26,815	$37,472	$46,954

Stock Options
     A summary of the Company’s stock option activity for all equity incentive plans for the six month period ended June 30, 2011 is as follows (in thousands, except per share data and number of years):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Life (Years)	Value
Outstanding at December 31, 2010	5,700	$46.56
Granted	1,003	65.38
Exercised	(873)	43.83
Cancelled	(38)	49.13

Outstanding at June 30, 2011	5,792	$50.21	4.4	$111,156

Exercisable at June 30, 2011	3,542	$47.65	3.5	$76,209

Restricted Stock and Deferred Issuance Restricted Stock
     A summary of the Company’s restricted stock and deferred issuance restricted stock award activity for the six month period ended June 30, 2011 is as follows (in thousands, except per share data):

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested at December 31, 2010	121	$54.41
Granted	6	72.10
Vested and exercised	(13)	55.09
Cancelled	—	—

Unvested at June 30, 2011	114	$55.25

Performance Stock Awards
     A summary of the Company’s performance stock award activity for the six month period ended June 30, 2011 is as follows (in thousands, except per share data):

		Maximum	Weighted
		Shares	Average
	Number of	Eligible to	Grant Date
	Shares	Receive	Fair Value
Unvested at December 31, 2010	65	97	$42.66
Awarded	91	182	82.58
Issued	(12)	(12)	42.66
Cancelled	(28)	(60)	42.66

Unvested at June 30, 2011	116	207	$74.04

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
     In February 2010, the Compensation Committee granted certain senior Company employees Performance Stock Awards based on the Company’s 2010 revenues, earnings per share and return on invested capital (collectively, the “2010 Performance Stock Criteria”). Each recipient was eligible to receive between zero and 150% of the target number of shares of Company common stock subject to the applicable award based on actual performance as measured against the 2010 Performance Stock Criteria. In February 2011, the Company issued an aggregate of approximately 37,500 shares of Company common stock to award recipients based on actual performance. One-third of the issued shares vested on the date of issuance, one-third of the shares will vest on the first anniversary of the date of issuance and one-third of the shares will vest on the second anniversary of the date of issuance, as long as the award recipient is employed by the Company on each such vesting date.
     In February 2011, the Compensation Committee granted certain senior Company employees Performance Stock Awards based on the Company’s adjusted relative stockholder return in comparison to a defined market index over a three-year performance period (the “2011 Performance Stock Criteria”). Each recipient is eligible to receive between zero and 200% of the target number of shares of Company common stock subject to the applicable award based on actual performance as measured against the 2011 Performance Stock Criteria. Performance under the awards will be measured annually from January 1, 2011 for performance intervals of one, two and three years, with each performance interval representing one-third of the total potential award. Shares issued following each annual performance measurement will be immediately vested upon issuance. Award recipients will be eligible to receive shares issued pursuant to such awards as long as the award recipient is employed by the Company on each such issuance date.
Stock Repurchase Programs
     In February 2011, the Company’s Board of Directors authorized the repurchase of up to $150.0 million of the Company’s common stock until December 31, 2011, through negotiated or open market transactions. There is no minimum or maximum number of shares to be repurchased under the program. The Company did not repurchase any shares under this program during the three months ended June 30, 2011. As of June 30, 2011, the Company has repurchased and retired approximately 756,000 shares under this program since its inception at an average price of $63.49 per share, or approximately $48.0 million in total.
     In February 2010, the Company’s Board of Directors authorized the repurchase of up to $100.0 million of the Company’s common stock until December 31, 2010, through negotiated or open market transactions. There was no minimum or maximum number of shares to be repurchased under the program. The Company completed the program in December 2010, repurchasing and retiring an aggregate of approximately 2,165,000 shares at an average price of $46.16 per share, or approximately $99.9 million in total.

Note 11 — Product Line and Significant Customer Information
     The Company currently operates in one business segment, the development, manufacturing, marketing, sales and support of molecular diagnostic products primarily to diagnose human diseases, screen donated human blood and ensure transplant compatibility.
     Product sales by product line for the three and six month periods ended June 30, 2011 and 2010 were as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010
	$	%	$	%	$	%	$	%
Clinical diagnostics	$87,474	66%	$73,907	56%	$175,764	65%	$150,800	57%
Blood screening	43,182	32%	55,659	42%	89,887	33%	105,227	40%
Research products and services	2,265	2%	3,168	2%	5,382	2%	7,276	3%

Total product sales	$132,921	100%	$132,734	100%	$271,033	100%	$263,303	100%

     During the six month periods ended June 30, 2011 and 2010, 34% and 42%, respectively, of the Company’s total revenues were from Novartis. No other customer accounted for more than 10% of the Company’s revenues during the three and six month periods ended June 30, 2011 and 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which provides a “safe harbor” for these types of statements. Forward-looking statements can be identified by the use of forward-looking words such as “believes,” “expects,” “hopes,” “may,” “will,” “plans,” “intends,” “estimates,” “could,” “should,” “would,” “continue,” “seeks” or “anticipates,” or other similar words (including their use in the negative), or by discussions of future matters, such as the development and commercialization of new products, technology enhancements, regulatory approvals or clearance, possible changes in legislation, expectations for future growth, estimates of future revenues, expenses, profits, cash flows or balance sheet items, or other financial guidance and other statements that are not historical. Forward-looking statements are not guarantees of performance. They involve known and unknown risks, uncertainties and assumptions that may cause actual results, levels of activity, performance or achievements to differ materially from any results, level of activity, performance or achievements expressed or implied by any forward-looking statement. We assume no obligation to update any forward-looking statements.
     The following information should be read in conjunction with our June 30, 2011 unaudited interim consolidated financial statements and related notes included elsewhere in this quarterly report and with our audited consolidated financial statements and related notes for the year ended December 31, 2010 and the related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section contained in our Annual Report on Form 10-K for the year ended December 31, 2010. We also urge you to review and consider our disclosures describing various risks that may affect our business, which are set forth under the heading “Risk Factors” in this quarterly report and in our Annual Report on Form 10-K for the year ended December 31, 2010.
     Some totals included in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and elsewhere in this quarterly report may not foot due to rounding.
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
     In 2009 and 2010, we expanded our portfolio of products with acquisitions focused on transplant-related and respiratory diagnostics. Our transplant diagnostics business, which we obtained as part of our acquisition of Tepnel Life Sciences plc, or Tepnel, in April 2009, offers diagnostics to help determine the compatibility between donors and recipients in tissue and organ transplants. Our acquisition of Prodesse, Inc., or Prodesse, added a portfolio of real-time polymerase chain reaction, or real-time PCR, products for detecting influenza and other infectious organisms. In addition, in December 2010 we acquired Genetic Testing Institute, Inc., or GTI Diagnostics, a manufacturer of certain of our transplant diagnostic products, in addition to specialty coagulation and transfusion-related blood bank products.
     In blood screening, we develop and manufacture the PROCLEIX assays, which are used to detect human immunodeficiency virus (type 1), or HIV-1, the hepatitis C virus, or HCV, the hepatitis B virus and the West Nile virus in donated human blood. Our blood screening products are marketed worldwide by Novartis Vaccines and Diagnostics, Inc., or Novartis, under Novartis’ trademarks. We were awarded the 2004 National Medal of Technology, the nation’s highest honor for technological innovation, in recognition of our pioneering work in developing NAT testing systems to safeguard the nation’s blood supply.
     Several of our current and future molecular tests can be performed on our TIGRIS instrument, a fully automated, high-throughput NAT system for diagnostics and blood screening. We are building on the success of our TIGRIS instrument system by developing and commercializing our next-generation PANTHER instrument, which is a versatile, fully automated NAT system for low- to mid-volume laboratories. The PANTHER instrument was CE-

marked and launched in Europe for diagnostic use in the fourth quarter of 2010. In addition, in May 2011 we filed a 510(k) application with the United States Food and Drug Administration, or FDA, for our PANTHER system to run our APTIMA Combo 2 assay. We are also developing the PANTHER system for use in the blood screening market as part of our blood screening collaboration with Novartis.
     Our development pipeline includes products to detect:
•	human papillomavirus, or HPV, which can cause cervical cancer;

•	gene-based markers for prostate cancer;

•	certain respiratory infections;

•	antigens and antibodies that are used to determine transplant and transfusion compatibility; and

•	coagulation disorders.
Recent Events
Financial Results
     Product sales for the second quarter of 2011 were $132.9 million, comparable to our product sales of $132.7 million in the same period of the prior year. Total revenues for the second quarter of 2011 were $135.9 million, compared to $138.6 million in the same period of the prior year, a decrease of 2%. Net income for the second quarter of 2011 was $22.3 million ($0.45 per diluted share), compared to $28.1 million ($0.57 per diluted share) in the same period of the prior year, a decrease of 21%.
     Product sales for the first six months of 2011 were $271.0 million, compared to $263.3 million in the same period of the prior year, an increase of 3%. Total revenues for the first six months of 2011 were $278.9 million, compared to $274.1 million in the same period of the prior year, an increase of 2%. Net income for the first six months of 2011 was $45.6 million ($0.93 per diluted share), compared to $52.3 million ($1.05 per diluted share) in the same period of the prior year, a decrease of 13%.
     Our total revenues, net income and diluted earnings per share during the first three and six month periods of 2011 included the results of operations of GTI Diagnostics, which were not included in our results of operations for the comparable periods of the prior year.
Acquisition of GTI Diagnostics
     In December 2010, we acquired GTI Diagnostics, a privately held Wisconsin corporation, for approximately $53.0 million on a net-cash basis. Our acquisition of GTI Diagnostics has broadened and strengthened our transplant diagnostics business, and has also provided us access to new products in the specialty coagulation and transfusion-related blood bank markets.
Stock Repurchase Program
     In February 2011, our Board of Directors authorized the repurchase of up to $150.0 million of our common stock until December 31, 2011, through negotiated or open market transactions. There is no minimum or maximum number of shares to be repurchased under the program. As of June 30, 2011, we have repurchased and retired approximately 756,000 shares under this program since its inception at an average price of $63.49 per share, or approximately $48.0 million in total.
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
     We believe there have been no significant changes during the second quarter of 2011 to the items that we disclosed as our critical accounting policies and estimates in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2010.
Recent Accounting Pronouncements
     For information on the recent accounting pronouncements impacting our business, see Note 1 of the Notes to Consolidated Financial Statements included elsewhere in this report.
Results of Operations
Product Sales

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Clinical diagnostics	$87.5	$73.9	$13.6	18%	$175.8	$150.8	$25.0	17%
Blood screening	43.2	55.7	(12.5)	-22%	89.9	105.2	(15.3)	-15%
Research products and services	2.3	3.2	(0.9)	-28%	5.4	7.3	(1.9)	-26%

Total product sales	$132.9	$132.7	$0.2	0%	$271.0	$263.3	$7.7	3%

As a percent of total revenues	98%	96%			97%	96%
     Our primary source of revenue comes from product sales, which consist primarily of the sale of clinical diagnostics and blood screening products. Our clinical diagnostic product sales consist primarily of the sale of our women’s health, other infectious disease, transplant diagnostics, and genetic testing products. The principal customers for our clinical diagnostics products include reference laboratories, public health institutions and hospitals. The blood screening assays and instruments we manufacture are marketed and distributed worldwide through our collaboration with Novartis under Novartis’ Procleix and Ultrio trademarks.
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
     Product sales increased slightly during the second quarter of 2011 and increased by 3% in the first six months of 2011 as compared to the same periods of the prior year. These results were primarily attributed to higher contributions from product lines of our acquired companies and APTIMA assay sales, offset by lower blood screening and research products and services revenues.
     Clinical Diagnostic Product Sales
     Clinical diagnostic product sales, including assay, instrument, and ancillary sales, represented $87.5 million, or 66% of product sales during the second quarter of 2011, compared to $73.9 million, or 56% of product sales during the same period of the prior year. Clinical diagnostic product sales, including assay, instrument, and ancillary sales, represented $175.8 million, or 65% of product sales during the first six months of 2011, compared to $150.8 million, or 57% of product sales during the same period of the prior year. The $13.6 million and $25.0 million increases during the three and six month periods ended June 30, 2011, respectively, as compared to the same periods in the prior year, were primarily attributed to increased APTIMA sales, the inclusion of product sales of our acquired GTI Diagnostics business, and increased sales of infectious disease products.

     Clinical diagnostic product sales were positively affected by favorable estimated exchange rate impacts of $1.3 million and $1.5 million during the three and six month periods ended June 30, 2011, respectively, as compared to the same periods in the prior year, primarily due to a weaker U.S. dollar versus the Euro.
     Blood Screening Product Sales
     Blood screening product sales, including assay, instrument, and ancillary sales, represented $43.2 million, or 32% of product sales during the second quarter of 2011, compared to $55.7 million, or 42% of product sales during the same period of the prior year. Blood screening product sales, including assay, instrument, and ancillary sales, represented $89.9 million, or 33% of product sales during the first six months of 2011, compared to $105.2 million, or 40% of product sales during the same period of the prior year. The $12.5 million decrease during the second quarter of 2011 as compared to the same period of the prior year was primarily attributed to decreased sales of blood screening-related instrumentation and assays to Novartis. The $15.3 million decrease during the six months ended June 30, 2011 as compared to the same period in the prior year was primarily attributed to decreased sales of blood screening-related instrumentation and assays to Novartis, and lower net revenue payments received from Novartis due to fluctuations in Novartis’ inventory levels.
     Blood screening product sales were positively affected by favorable estimated exchange rate impacts of $1.1 million and $0.8 million during the three and six month periods ended June, 30, 2011, respectively, as compared to the same periods in the prior year, primarily due to a weaker U.S. dollar versus the Euro.
     Research Products and Services
     We established an additional category of product sales as a result of our acquisition of Tepnel in 2009, which we refer to as “Research products and services.” These sales represent outsourcing services for the pharmaceutical, biotechnology and healthcare industries, including nucleic acid purification and analysis services, as well as the sale of monoclonal antibodies. These sales totaled $2.3 million during the second quarter of 2011, compared to $3.2 million during the same period of the prior year, a decrease of $0.9 million. During the first six months of 2011, research products and services revenue was $5.4 million, compared to $7.3 million during the same period of the prior year, a decrease of $1.9 million. The decreases during the three and six month periods ended June 30, 2011 as compared to the same periods in the prior year were primarily due to continued market weakness affecting contract research organizations.
Collaborative Research Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Collaborative research revenue	$1.6	$4.1	$(2.5)	-61%	$5.2	$7.4	$(2.2)	-30%
As a percent of total revenues	1%	3%			2%	3%
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
     Collaborative research revenue decreased 61% during the second quarter of 2011 compared to the same period of the prior year. Collaborative research revenue decreased 30% during the first six months of 2011 compared to the same period of the prior year. The $2.5 million and $2.2 million decreases during the three and six month periods ended June 30, 2011, respectively, as compared to the same periods in the prior year, were primarily due to decreased reimbursements received from Novartis for shared development expenses attributable to the development of the PANTHER instrument and product enhancements for use in the blood screening market.

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
Royalty and License Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Royalty and license revenue	$1.4	$1.8	$(0.4)	-22%	$2.7	$3.4	$(0.7)	-21%
As a percent of total revenues	1%	1%			1%	1%
     We recognize revenue for royalties due to us under license agreements with third parties upon the manufacture, sale or use of our products or technologies. For those arrangements where royalties are reasonably estimable, we recognize revenue based on estimates of royalties earned during the applicable period and adjust for differences between the estimated and actual royalties. Historically, these adjustments have not been material. For those arrangements where royalties are not reasonably estimable, we recognize revenue upon receipt of royalty statements from the applicable licensee. Non-refundable license fees with stand-alone value are recognized at the time that we have satisfied all performance obligations. License fees without stand-alone value are recognized in combination with any undelivered performance obligations.
     Royalty and license revenue decreased by 22% during the second quarter of 2011 compared to the same period of the prior year. Royalty and license revenue decreased by 21% during the first six months of 2011 compared to the same period of the prior year. The $0.4 million and $0.7 million decreases during the three and six month periods ended June 30, 2011, respectively, were primarily a result of lower collaboration royalties received from Novartis related to the plasma testing market as well as a decrease in other license fee revenues.
     Royalty and license revenue may fluctuate based on the nature of the related agreements and the timing of receipt of license fees. Results in any one period are not necessarily indicative of results to be achieved in the future. In addition, our ability to generate additional royalty and license revenue will depend, in part, on our ability to market and commercialize our technologies.
Cost of Product Sales

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Cost of product sales	$39.4	$44.3	$(4.9)	-11%	$81.4	$87.0	$(5.6)	-6%
Gross profit margin as a percent of product sales	70%	67%			70%	67%
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
     Cost of product sales decreased 11% during the second quarter of 2011 compared to the same period in the prior year. The $4.9 million decrease was primarily due to lower blood screening shipment volume and instrumentation sales. These lower costs were partially offset by additional cost of product sales related to our acquired GTI Diagnostics business and higher sales of our transplant diagnostics and infectious disease products. Cost of product sales decreased 6% during the first six months of 2011 compared to the same period in the prior year. The $5.6 million decrease was primarily due to lower blood screening shipment volume and instrumentation sales. These lower costs were partially offset by additional cost of product sales related to our acquired GTI Diagnostics business.
     Our gross profit margin as a percentage of product sales increased to 70% during the three and six month periods ended June 30, 2011 from 67% during the same periods in the prior year. These increases in gross profit margin as a percentage of product sales were principally attributed to higher sales from our APTIMA and infectious disease products and lower sales of lower margin instrumentation to Novartis. Partially offsetting these increases was a decrease in blood screening net revenues received from Novartis.
     A portion of our blood screening revenues is attributable to sales of TIGRIS instruments to Novartis, which totaled $3.0 million and $8.7 million during the first six months of 2011 and 2010, respectively. Under our collaboration agreement with Novartis, we sell TIGRIS instruments to them at prices that approximate cost and share in profits of end-user sales in the United States. These instrument sales, therefore, negatively impact our gross margin percentage in the periods when they occur, but are a necessary precursor to increased sales of blood screening assays in the future.
Acquisition-related Intangible Amortization

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Acquisition-related intangible amortization	$2.7	$2.2	$0.5	23%	$5.5	$4.4	$1.1	25%
As a percent of total revenues	2%	2%			2%	2%
     Amortization expense related to our acquired intangible assets increased 23% and 25% during the three and six month periods ended June 30, 2011, respectively, as compared to the same periods in the prior year. These increases were attributable to additional amortization expense resulting from our acquisition of GTI Diagnostics in December 2010. Our acquired intangible assets are amortized using the straight-line method over their estimated useful lives, which range from 5 to 20 years.
Research and Development

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Research and development	$27.7	$27.1	$0.6	2%	$56.7	$56.8	$(0.1)	0%
As a percent of total revenues	20%	20%			20%	21%
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
     R&D expenses increased 2% during the second quarter of 2011 compared to the same period in the prior year. The $0.6 million increase was primarily attributable to additional R&D expenses related to our acquired GTI Diagnostics business. Overall, R&D expenses remained constant during the first six months of 2011 compared to the same period in the prior year. However, an increase in R&D expense as a result of the inclusion of R&D programs at our acquired GTI Diagnostics business was offset by a reduction in development expenses as a result of the wind-down of the clinical trials for our HPV, PCA3 and Trichomonas assays.
Marketing and Sales

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Marketing and sales	$17.5	$15.8	$1.7	11%	$34.0	$30.6	$3.4	11%
As a percent of total revenues	13%	11%			12%	11%
     Our marketing and sales expenses include salaries and other personnel-related expenses, promotional expenses, and fees for outside services.

     Marketing and sales expenses increased 11% during both the three and six month periods ended June 30, 2011 compared to the same periods in the prior year. These increases were primarily attributed to increases in headcount, personnel-related expenses, and marketing activities attributable to our acquired GTI Diagnostics business and continued investment in international expansion, primarily in Western Europe.
General and Administrative

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
General and administrative	$18.7	$15.0	$3.7	25%	$36.9	$29.7	$7.2	24%
As a percent of total revenues	14%	11%			13%	11%
     Our general and administrative, or G&A, expenses include expenses for finance, legal, strategic planning and business development, public relations and human resources.
     G&A expenses increased 25% during the second quarter of 2011 compared to the same period in the prior year. G&A expenses increased 24% during the first six months of 2011 compared to the same period in the prior year. The $3.7 million and $7.2 million increases during the three and six month periods ended June 30, 2011, respectively, were primarily attributable to higher G&A costs relating to litigation, patent prosecution and other professional services, our acquired GTI Diagnostics business, stock-based compensation and costs associated with the consolidation of our United Kingdom operations.
Total Other Income, Net

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Investment and interest income	$2.9	$3.3	$(0.4)	-12%	$3.7	$7.2	$(3.5)	-49%
Interest expense	(0.5)	(0.5)	—	0%	(1.0)	(1.1)	0.1	-9%
Gain on contingent consideration	—	4.3	(4.3)	-100%	—	6.1	(6.1)	-100%
Other income (expense), net	1.3	(0.2)	1.5	N/M	1.5	(0.4)	1.9	N/M

Total other income, net	$3.7	$6.9	$(3.2)	-46%	$4.2	$11.8	$(7.6)	-64%

     Total other income, net, decreased 46% during the second quarter of 2011 compared to the same period in the prior year. The $3.2 million decrease was primarily due to the $4.3 million gain on contingent consideration recorded in the second quarter of 2010 as a result of a reduction in the fair value of the contingent consideration liability related to our acquisition of Prodesse. This was offset by a $1.5 million increase in other income (expense), net, primarily related to favorable exchange rate impacts. The $0.4 million decrease in investment and interest income is primarily attributed to decreased interest income due to lower average investment balances held during the second quarter of 2011 as compared to the same period of the prior year and higher purchase premium amortizations arising from increased market demand for tax-advantaged municipal bonds, offset by higher net realized gains on sales of marketable securities. Our average investment balances were lower quarter over quarter as a result of the sale of investments to fund our recent acquisitions and cash used for our stock repurchase program.
     Total other income, net, decreased 64% during the six months ended June 30, 2011 compared to the same period in the prior year. The $7.6 million decrease was primarily due to the $6.1 million gain on contingent consideration recorded in the first six months of 2010 as a result of a reduction in the fair value of the contingent consideration liability related to our acquisition of Prodesse. This was offset by a $1.9 million increase in other income (expense), net, primarily related to favorable exchange rate impacts. The $3.5 million decrease in investment and interest income is primarily attributed to lower net realized gains on sales of marketable securities, decreased interest income due to lower investment balances in 2011 as a result of the sale of investments to fund our recent acquisitions, cash used for our stock repurchase program, and higher purchase premium amortizations arising from increased market demand for tax-advantaged municipal bonds.
     The fair value of our contingent consideration liability is $0 as of June 30, 2011 because we do not currently expect to make any further milestone payments related to our acquisition of Prodesse. Future milestone payments, if any, will occur by the second quarter of 2012.

Income Tax Expense

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Income tax expense	$11.2	$13.0	$(1.8)	-14%	$23.0	$25.1	$(2.1)	-8%
As a percent of income before tax	33%	32%			34%	32%
     The increases in our effective tax rate during the three and six month periods ended June 30, 2011 compared to the same periods in the prior year were primarily due to contingent consideration adjustments in 2010 that are generally not taxable.
Liquidity and Capital Resources

	June 30,	December 31,
	2011	2010
	(In millions)
Cash, cash equivalents and current marketable securities	$389.2	$230.3
Working capital	247.5	93.3
Current ratio	1.8:1	1.3:1
     Our working capital at June 30, 2011 increased $154.3 million from December 31, 2010. This increase in working capital can be attributed primarily to an increase in cash and cash equivalents during the period. During the first six months of 2011, we generated $85.5 million, $26.6 million, and $4.3 million of cash from operating, investing and financing activities, respectively.
     The primary objectives of our investment policy are liquidity and safety of principal. Consistent with these objectives, investments are made with the goal of achieving the highest rate of return. The policy places emphasis on securities of high credit quality, with restrictions placed on maturities and concentration by security type and issue.
     Our marketable securities include equity securities, treasury securities, tax advantaged municipal securities and FDIC insured corporate bonds. Our investment policy limits the effective maturity on individual securities to six years and an average portfolio maturity to three years with a minimum Moody’s credit rating of A3 or a Standard & Poor’s credit rating of A-. At June 30, 2011, our portfolios had an average maturity of three years and an average credit quality of AA1 as defined by Moody’s.

	Six Months Ended June 30,
	2011	2010	$ Change
	(In millions)
Cash provided by (used in):
Operating activities	$85.5	$81.8	$3.7
Investing activities	26.6	43.7	(17.1)
Financing activities	4.3	(31.4)	35.7
Purchases of property, plant and equipment (included in investing activities above)	(23.2)	(14.6)	(8.6)
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
     Operating activities provided net cash of $85.5 million during the first six months of 2011, primarily from net income of $45.6 million and non-cash charges to net income of $39.9 million. Non-cash charges primarily consisted of stock-based compensation expense of $12.9 million, depreciation of $12.5 million and amortization of intangibles of $10.4 million.

     Net cash provided by investing activities during the first six months of 2011 was $26.6 million. We received $61.2 million in net proceeds from the sale and maturities of marketable securities, which was offset by purchases of property, plant and equipment of $23.2 million, purchases of capitalized software and other intangible assets of $7.0 million and an additional $4.0 million investment in Roka Bioscience, Inc.
     Net cash provided by financing activities during the first six months of 2011 was $4.3 million, primarily driven by $40.7 million in proceeds from the issuance of our common stock under equity incentive and employee stock purchase plans, $3.9 million in excess tax benefits from stock-based compensation and $8.0 million in additional net borrowings under our credit facility, offset by $48.0 million used to repurchase and retire approximately 756,000 shares of our common stock under our 2011 stock repurchase program.
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
Contractual Obligations
     In the second quarter of 2011, we paid down our credit facility with Bank of America by $2.0 million and Bank of America issued a £1.2 million standby letter of credit on our behalf. As a result, the total principal amount outstanding under our revolving credit facility was $248.0 million as of June 30, 2011 and no further borrowings are currently available under the credit facility.
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
     Our exposure to market risk for changes in interest rates relates primarily to interest earned on our investment portfolio and the amount of interest payable on our senior secured revolving credit facility with Bank of America. As of June 30, 2011, the total principal amount outstanding under the revolving credit facility was $248.0 million. At our option, loans accrue interest at a per annum rate based on, either: the base rate (the base rate is defined as the greatest of (i) the federal funds rate plus a margin equal to 0.50%, (ii) Bank of America’s prime rate and (iii) the London Interbank Offered Rate, or LIBOR, plus a margin equal to 1.00%); or LIBOR plus a margin equal to 0.60%, in each case for interest periods of 1, 2, 3 or 6 months as selected by us. We do not believe that we are exposed to significant interest rate risk with respect to our credit facility based on our option to select the rate at which interest accrues under the credit facility, the short-term nature of the borrowings and our ability to pay off the outstanding balance in a timely manner if the applicable interest rate under the credit facility increases above the current interest rate yields on our investment portfolio. A 100 basis point increase or decrease in interest rates would increase or decrease our interest expense by approximately $2.5 million on an annual basis.
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
     Under our collaboration agreement with Novartis, a growing portion of blood screening product sales is from western European countries. As a result, our international blood screening product sales are affected by changes in the foreign currency exchange rates of those countries where Novartis’ business is conducted in Euros or other local currencies. Based on international blood screening product sales during the first six months of 2011, a 10% movement of currency exchange rates would result in a blood screening product sales increase or decrease of approximately $5.2 million annually. Similarly, a 10% movement of currency exchange rates would result in a clinical diagnostic product sales increase or decrease of approximately $5.5 million annually. A 10% movement of currency exchange rates would result in a research products and services sales increase or decrease of approximately $1.1 million annually. The majority of our collaborative research revenues and royalty and license revenues are denominated in U.S. dollars and, as such, are not subject to exchange rate exposure. Our exposure for both blood screening and clinical diagnostic product sales is primarily in the U.S. dollar versus the Euro, British pound, Australian dollar and Canadian dollar.

     Our total accounts payable denominated in foreign currencies as of June 30, 2011 were not material. Our trade accounts receivable by currency as of June 30, 2011 reflected in U.S. dollar equivalents were as follows (in millions):

U.S. dollar	$40.1
Euro	6.5
British pound	3.4
Canadian dollar	2.0
Other	1.2

Total gross trade accounts receivable	$53.2

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
     As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2011.
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
     Our operating results have fluctuated in the past and are likely to continue to do so in the future. Our revenues are unpredictable and may fluctuate due to changes in demand for our products, including fluctuations in demand or inventory levels for blood screening tests and instrumentation from our blood screening collaboration partner Novartis, the timing of acquisitions, the execution of customer contracts, the receipt of milestone payments, or the failure to achieve and receive the same, and the initiation or termination of corporate collaboration agreements. In addition, a significant portion of our costs can also vary substantially between quarterly or annual reporting periods. For example, the total amount of research and development costs in a period often depends on the amount of costs we incur in connection with manufacturing developmental lots and clinical trial lots. Moreover, a variety of factors may affect our ability to make accurate forecasts regarding our operating results. For example, certain of our products have a relatively limited sales history, which limits our ability to accurately project future sales, prices and related sales cycles. In addition, we base our internal projections of blood screening product sales and international sales of various diagnostic products on projections prepared by our distributors of these products and therefore we are dependent upon the accuracy of those projections. We expect continuing fluctuations in our manufacture and shipment of blood screening products and instruments to Novartis, which vary each period based on Novartis’ inventory levels and supply chain needs. In addition, our respiratory infectious disease product line is subject to significant seasonal fluctuations. Furthermore, failure to achieve our operational goals may inhibit our targeted growth plans and the successful implementation of our strategic objectives. Because of all of these factors, our operating results in one or more future quarters may fail to meet or exceed financial guidance we may provide from time to time and the expectations of securities analysts or investors, which could cause our stock price to decline. In addition, the trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about our business and that of our competitors.
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
     We rely on Novartis to distribute blood screening products we manufacture. Commercial product sales to Novartis accounted for 33% of our total product sales for the first six months of 2011 and 39% of our total product sales for 2010. In January 2009, we extended the term of our blood screening collaboration with Novartis to June 30, 2025, subject to earlier termination under certain limited circumstances specified in the collaboration agreement. In addition, we supply our transcription-mediated amplification, or TMA, assay for the qualitative detection of HCV and analyte specific reagents, or ASRs, for the quantitative detection of HCV to Siemens Healthcare Diagnostics, Inc., or Siemens, pursuant to a collaboration agreement.
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
     If any of our current collaboration agreements is terminated, or if we are unable to renew those collaborations on acceptable terms, we would be required to devote additional internal resources to product development or marketing or to terminate some development programs or seek alternative corporate collaborations. We may not be able to negotiate additional corporate collaborations on acceptable terms, if at all, and these collaborations may not be successful. In addition, in the event of a dispute under our current or any future collaboration agreements, such as our agreements with Novartis, Siemens and Pacific Biosciences, a court or arbitrator may not rule in our favor and our rights or obligations under an agreement subject to a dispute may be adversely affected, which may have an adverse effect on our business or operating results.

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
     In April 2009, we acquired Tepnel, which we believe has provided us with access to growth opportunities in transplant diagnostics, genetic testing and pharmaceutical services, and accelerated our ongoing strategic efforts to strengthen our marketing and sales, distribution and manufacturing capabilities in Europe. In October 2009 we acquired Prodesse, which we believe has supported our strategic focus on commercializing differentiated molecular tests for infectious diseases. In addition, in December 2010 we acquired GTI Diagnostics, which we believe has strengthened our transplant diagnostics business and provided us access to the specialty coagulation and transfusion-related blood bank markets. Our beliefs regarding the merits of these acquisitions are based upon numerous assumptions that are subject to risks and uncertainties that could deviate materially from our expectations and could adversely affect our operating results.
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
     The development of new or enhanced products is a complex and uncertain process requiring the accurate anticipation of technological, market and medical practice trends, as well as precise technological execution. In addition, the successful development of new products will depend on the development of new technologies. We may be required to undertake time-consuming and costly development activities and to seek regulatory approval for these new products. We may experience difficulties that could delay or prevent the successful development, introduction and marketing of these new products. We have experienced delays in receiving FDA clearance in the past. Regulatory clearance or approval of any new products we may develop, such as our APTIMA HPV and PROGENSA PCA3 assays and our PANTHER instrument system, may not be granted by the FDA or foreign regulatory authorities on a timely basis, or at all, and these and other new products may not be successfully commercialized. Failure to timely achieve regulatory approval for our products and introduce products to market could negatively affect our growth objectives and financial performance.
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
     In the markets for clinical diagnostic products, a number of competitors, including F. Hoffman-La Roche Ltd. and its affiliate Roche Molecular Systems, Inc., which we refer to collectively as Roche, Abbott Laboratories, through its subsidiary Abbott Molecular Inc., which we refer to collectively as Abbott, Becton Dickinson and Company, or BD, Siemens, QIAGEN N.V., One Lambda, Inc., bioMérieux, and Hologic Inc., currently compete with us for product sales, primarily on the basis of technology, quality, reputation, accuracy, ease of use, price, reliability, the timing of new product introductions and product line offerings. Our existing competitors or new market entrants may be in better position than we are to respond quickly to new or emerging technologies, may be able to undertake more extensive marketing campaigns, may adopt more aggressive pricing policies and may be more successful in attracting potential customers, employees and strategic partners. Many of our competitors have, and in the future these and other competitors may have, significantly greater financial, marketing, sales, manufacturing, distribution and technological resources than we do. Moreover, these companies may have substantially greater expertise in conducting clinical trials and research and development, greater ability to obtain necessary intellectual property licenses and greater brand recognition than we do, any of which may adversely affect our customer retention and market share.
     Competitors may make rapid technological developments that may result in our technologies and products becoming obsolete before we recover the expenses incurred to develop them or before they generate significant revenue or market acceptance. Some of our competitors have developed “real-time” or kinetic nucleic acid assays and semi-automated instrument systems for those assays. Additionally, some of our competitors are developing assays that permit the quantitative detection of multiple analytes (or quantitative multiplexing). Although we are evaluating and/or developing such technologies, we believe some of our competitors are further along in the development process than we are with respect to such assays and instrumentation.

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
Our products are subject to various governmental regulations, which may result in us incurring significant compliance costs or experiencing delays or difficulties in commercializing our products.*
     The clinical diagnostic and blood screening products we design, develop, manufacture and market are subject to rigorous regulation by the FDA and numerous other federal, state and foreign governmental authorities. We generally are prohibited from marketing our clinical diagnostic products in the United States unless we obtain either 510(k) clearance or premarket approval from the FDA. In August 2010, the FDA’s Center for Devices and Radiological Health, or CDRH, issued two reports outlining potential changes to the 510(k) regulatory process. In addition, in January 2011, the CDRH issued an implementation plan containing 25 specific actions to be implemented in 2011 relating to the 510(k) regulatory process and associated administrative matters. The CDRH also deferred action on several other initiatives, including the creation of a new class of devices that would be subject to heightened review processes, until the Institute of Medicine issues a related report on the 510(k) regulatory process, which was released in late July 2011. Many of the actions proposed by the CDRH could result in significant changes to the 510(k) process, which would likely complicate the process of getting products cleared by the FDA. Delays in receipt of, or failure to obtain, clearances or approvals for future products could delay or preclude realization of product revenues from new products or result in substantial additional costs which could decrease our profitability.
     Outside the United States, our ability to market our products is contingent upon maintaining our certification with the International Organization for Standardization, and in some cases receiving specific marketing authorization from the appropriate foreign regulatory authorities. The requirements governing the conduct of clinical trials, marketing authorizations, pricing and reimbursement vary widely from country to country. Our European Union, or EU, foreign marketing authorizations cover all member states. Foreign registration is an ongoing process as we register additional products and/or product modifications.
     The process of seeking and obtaining regulatory approvals to market our products, particularly from the FDA and some foreign governmental authorities, can be costly and time consuming, and approvals might not be granted for future products on a timely basis, if at all. In addition, unexpected complications in conducting clinical trials could cause us to incur unanticipated expenses or result in delays or difficulties in receiving FDA approval or clearance. For example, when we started the U.S. clinical trial for our investigational APTIMA HPV assay we originally expected that we would enroll and test approximately 7,000 women. However, we actually enrolled approximately 13,000 women in the trial based on the actual prevalence of cervical disease observed. Although we submitted a Premarket Approval Application to the FDA for our investigational APTIMA HPV assay on the TIGRIS system in the fourth quarter of 2010, we cannot provide any assurances that the FDA will ultimately approve the use of our APTIMA HPV assay. We have also recently submitted applications to the FDA for clearance or approval of a number of other assays, including our PROGENSA PCA3 assay, and the use of our PANTHER instrument system to run our APTIMA Combo 2 assay. We were recently informed that our PROGENSA PCA3 assay will be reviewed by the Immunology Panel of FDA’s Medical Devices Advisory Committee, or the Panel, at the Panel’s meeting in October 2011. There can be no assurances as to the outcome of the Panel’s meeting or regarding whether our PROGENSA PCA3 assay, APTIMA HPV assay or the use of our PANTHER instrument system will be approved for sale in the United States on a timeline consistent with our expectations, or at all. Failure to obtain or delay in obtaining FDA approval of any of our newly developed assays or our PANTHER instrument system could have a material adverse effect on our financial performance.
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
     In addition to ASRs, certain research use only, or RUO, products may be sold in the United States without 510(k) clearance or premarket approval from the FDA. The FDA generally considers RUO products as products that are in the laboratory research phase of development and which are not represented as an effective in vitro diagnostic product. We currently sell certain RUO products for immunology and DNA extraction purposes. In June 2011, the FDA issued draft guidance indicating that RUO product manufacturers should not sell RUO products to customers whom they know use the product for clinical diagnostic use. Comments to the FDA’s draft guidance are due in August 2011. If the FDA issues final guidance imposing obligations on RUO product manufacturers as proposed in the draft guidance, we will be subject to additional restrictions and incur increased compliance costs related to the sale of our RUO products.
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
Our products are subject to recalls even after receiving FDA approval or clearance.*
     The FDA and governmental bodies in other countries have the authority to require the recall of our products if we fail to comply with relevant regulations pertaining to product manufacturing, quality, labeling, advertising, or promotional activities, or if new information is obtained concerning the safety of a product. Our assay products incorporate complex biochemical reagents and our instruments comprise complex hardware and software. We have in the past voluntarily recalled products, which, in each case, required us to identify a problem and correct it. In December 2008, we recalled certain AccuProbe test kits after receiving a customer complaint indicating the customer had received a kit containing a probe reagent tube that appeared upon visual inspection to be empty. We confirmed that a manufacturing error had occurred, corrected the problem, recalled all potentially affected products, provided replacements and notified the FDA and other appropriate authorities. In March 2011, we received a letter from the FDA classifying our December 2008 voluntary recall as a Class 1 recall, the most serious of the recall classifications used by the FDA. In May 2011, we voluntarily recalled certain Elucigene test kits for the detection of genetic mutations associated with cystic fibrosis because of issues we identified during quality control stability testing. All affected customers and appropriate regulatory authorities have been advised of the voluntary recall and we have made a substitute product available. The affected product is CE marked, but is not cleared by the FDA and is not available for sale in the United States. In addition, in May 2011 we initiated a second voluntary recall of certain Elucigene branded tests in Canada upon determination that such products were not properly registered with Health Canada.
     Although none of our past product recalls had a material adverse effect on our business, our products may be subject to a future government-mandated recall or further voluntary recalls, and any such recalls could divert managerial and financial resources, could be more difficult and costly to correct, could result in the suspension of sales of certain of our products and could harm our reputation and our financial results.
Our gross profit margin percentage on the sale of blood screening assays may decrease upon the implementation of smaller pool size or individual donor testing.
     We currently receive revenues from the sale of blood screening assays primarily for use with pooled donor samples, particularly in the United States. In pooled testing, multiple donor samples are initially screened by a single test. Since Novartis sells blood screening assays under our collaboration to blood screening centers primarily on a per donation basis, our profit margins are greater when a single test can be used to screen multiple donor samples.
     Many international blood screening markets have transitioned from pooled testing of large numbers of donor samples to smaller pool sizes or individual donor testing, or IDT. A greater number of tests are required in markets which have adopted smaller pool sizes or IDT. Under our amended and restated collaboration agreement with Novartis, we bear half of the cost of manufacturing blood screening assays. The greater number of tests required for smaller pool sizes or IDT will increase our variable manufacturing costs, including costs of raw materials and labor. If the price per donor or total sales volume does not increase in line with the increase in our total variable manufacturing costs, our gross profit margin percentage from sales of blood screening assays will decrease upon adoption of smaller pool sizes or IDT. We are not able to predict accurately the ultimate extent to which our gross profit margin percentage will be negatively affected as a result of smaller pool sizes or IDT, because we do not know the ultimate selling price that Novartis may charge to the end user or the degree to which smaller pool size or individual testing will be adopted across the markets in which our products are sold.
Because we depend on a small number of customers for a significant portion of our product sales, the loss of any of these customers or any cancellation or delay of a large purchase by any of these customers could significantly reduce our revenues.
     Historically, a limited number of customers have accounted for a significant portion of our product sales, and we do not have any long-term commitments with these customers, other than our collaboration agreement with Novartis. Product sales from our blood screening collaboration with Novartis accounted for 33% of our total product sales for the six months ended June 30, 2011 and 39% of our total product sales for 2010. Our blood screening collaboration with Novartis is largely dependent on three large customers in the United States, The American Red Cross, America’s Blood Centers and Creative Testing Solutions, although we do not receive any revenues directly from those entities. Novartis was our only customer that accounted for greater than 10% of our total revenues during both the first six months of 2011 and 2010. However, various state and city public health agencies accounted for an aggregate of 8% of our total revenues for both the first six months of 2011 and for 2010. Although state and city public health agencies are legally independent of each other, we believe they tend to act similarly with respect to their product purchasing decisions. We anticipate that our operating results will continue to depend to a significant extent upon revenues from a small number of customers. The loss of any of our key customers, or a significant reduction in sales volume or pricing to those customers, could significantly reduce our revenues.
Intellectual property rights on which we rely to protect the technologies underlying our products may be inadequate to prevent third parties from using our technologies or developing competing products.
     Our success will depend in part on our ability to obtain patent protection for, or maintain the secrecy of, our proprietary products, processes and other technologies for the development of blood screening and clinical diagnostic products and instruments. Although we had more than 550 U.S. and foreign patents covering our products and technologies as of June 30, 2011, these patents, or any patents that we may own or license in the future, may not afford meaningful protection for our technology and products. The pursuit and assertion of a patent right, particularly in areas like nucleic acid diagnostics and biotechnology, involve complex determinations and, therefore, are characterized by substantial uncertainty. In addition, the laws governing patentability and the scope of patent coverage continue to evolve, particularly in biotechnology. As a result, patents might not issue from certain of our patent applications or from applications licensed to us. Our existing patents will expire by February 16, 2030 and the patents we may obtain in the future also will expire over time.
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
     In February 2009, we entered into a credit agreement with Bank of America which provided for a one-year senior secured revolving credit facility in an amount of up to $180.0 million that is subject to a borrowing base formula. Subject to the terms of the credit agreement, including the amount of funds that we are permitted to borrow from time to time under the credit agreement, the revolving credit facility has a sub-limit for the issuance of letters of credit in a face amount of up to $10.0 million. In March 2009, we and Bank of America amended the credit facility to increase the amount which we may borrow from time to time under the credit agreement from $180.0 million to $250.0 million. The term of our credit facility with Bank of America has been extended twice and currently expires in February 2012. As of June 30, 2011, the total principal amount outstanding under the revolving credit facility was $248.0 million.
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
     While there is a federal preemption defense against product liability claims for medical products that receive premarket approval from the FDA, such defense may not be available for products that we market under a 510(k) clearance. As such, we are subject to potential product liability claims as a result of the design, development, manufacture and marketing of our clinical diagnostic products. Any product liability claim brought against us, with or without merit, could result in an increase of our product liability insurance rates. In addition, our insurance policies have various exclusions, and thus we may be subject to a product liability claim for which we have limited or no insurance coverage, in which case we may have to pay the entire amount of any award. In addition, insurance varies in cost and can be difficult to obtain, and we may not be able to obtain insurance in the future on terms acceptable to us, or at all. A successful product liability claim brought against us in excess of our insurance coverage, or which our insurance policies do not cover, may require us to pay substantial amounts, which could harm our business and results of operations.
We are exposed to risks associated with acquisitions and other long-lived and intangible assets that may become impaired and result in an impairment charge.
     As of June 30, 2011, we had approximately $528.8 million of long-lived assets, including $15.0 million of capitalized software, net of accumulated amortization, relating primarily to our TIGRIS and PANTHER instruments, goodwill of $150.8 million, a $5.4 million investment in Qualigen, Inc., a $5.0 million investment in DiagnoCure, Inc., a $4.7 million investment in Roka Bioscience, Inc., and $178.6 million of capitalized licenses and manufacturing access fees, patents, purchased intangible assets and other long-term assets. Additionally, we had $68.8 million of land and buildings, $29.5 million of building improvements, $70.8 million of equipment and furniture and fixtures and $0.2 million in construction in progress. The substantial majority of our long-lived assets are located in the United States.
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
     Blood screening and clinical diagnostic products are regulated by the FDA as well as other foreign medical regulatory bodies. In some cases, such as in the United States and the EU, certain products may also require individual lot release testing. Maintaining compliance with multiple regulators, and multiple centers within the FDA, adds complexity and cost to our overall manufacturing processes. In addition, our manufacturing facilities and those of our contract manufacturers are subject to periodic regulatory inspections by the FDA and other regulatory agencies, and these facilities are subject to FDA requirements relating to the Quality System Regulation. We or our contractors may fail to satisfy these regulatory requirements in the future, and any failure to do so may prevent us from selling our products.

Our sales to international markets are subject to additional risks.
     Sales of our products outside the United States accounted for 24% of our total revenues for the first six months of 2011 and 27% of our total revenues for 2010. Sales by Novartis of collaboration blood screening products outside of the United States accounted for 49% of our total international revenues for the first six months of 2011 and 58% of our total international revenues for 2010.
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
     We are dependent on licenses from third parties for some of our key technologies. For example, our patented TMA technology is based on technology we have licensed from Stanford University. In addition, we have acquired exclusive worldwide diagnostic rights to the PCA3 gene from DiagnoCure, Inc. We enter into new licensing arrangements in the ordinary course of business to expand our product portfolio and access new technologies to enhance our products and develop new products. Many of these licenses provide us with exclusive rights to the subject technology or disease marker. If our license with respect to any of these technologies or markers is terminated for any reason, we may not be able to sell products that incorporate the technology. In addition, we may lose competitive advantages if we fail to maintain exclusivity under an exclusive license.
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
     Our products and manufacturing processes require access to technologies and materials that may be subject to patents or other intellectual property rights held by third parties. We may need to obtain additional intellectual property rights in order to commercialize our products. We may be unable to obtain such rights on commercially reasonable terms or at all, which could adversely affect our ability to grow our business.
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
If a natural or man-made disaster strikes our manufacturing or warehouse storage facilities, we will be unable to manufacture or distribute our products for a substantial amount of time and may experience inventory shortfalls, which will cause our sales to decline.
     We manufacture substantially all of our products in five manufacturing facilities, two of which are located in San Diego, California, two of which are located in Waukesha, Wisconsin and the other is located in Stamford, Connecticut. These facilities and the manufacturing equipment we use would be costly to replace and could require substantial lead time to repair or replace. In addition, we use a third party logistics provider to store product inventory. Our facilities or those of our third party logistics provider may be harmed by natural or man-made disasters, including, without limitation, earthquakes, tornadoes and fires. In the event any of these facilities is affected by such a disaster, we would be forced to rely on third-party manufacturers and may experience inventory shortages. The wildfires in San Diego in October 2007 required that we temporarily shut down our facility for the manufacture of blood screening products. In the event of a disaster, we may lose customers and we may be unable to regain those customers thereafter. Although we possess insurance for damage to our property and the disruption of our business from casualties, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table summarizes our common stock repurchase activity during the second quarter of 2011:

			Total Number	Approximate
			of Shares	Dollar Value
			Purchased as	of Shares that
			Part of	May Yet Be
			Publicly	Purchased
	Total Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plans or
	Purchased	Per Share	Programs	Programs
April 1-30, 2011	67	$69.03	—	$102,028,452
May 1-31, 2011	—	—	—	102,028,452
June 1-30, 2011	—	—	—	102,028,452

Total (1) (2)	67	$69.03	—

(1)	In February 2011, our Board of Directors authorized the repurchase of up to $150.0 million of our common stock until December 31, 2011, through negotiated or open market transactions. There is no minimum or maximum number of shares to be repurchased under the program. We did not repurchase any shares under this program during the second quarter of 2011. As of June 30, 2011, we have repurchased and retired approximately 756,000 shares under this program since its inception at an average price of $63.49 per share, or approximately $48.0 million in total.

(2)	The difference between the total number of shares purchased and the total number of shares purchased as part of publicly announced plans or programs is due to the shares of common stock withheld by us for the payment of taxes upon vesting of certain employees’ restricted stock. During the second quarter of 2011, we repurchased and retired 67 shares of our common stock, at an average price of $69.03, withheld by us to satisfy employee tax obligations upon vesting of restricted stock granted under our 2003 Incentive Award Plan. We may make similar repurchases in the future to satisfy employee tax obligations upon vesting of restricted stock.
Item 6. Exhibits

Exhibit
Number	Description
2.1(1)	Agreement and Plan of Merger, dated as of October 6, 2009, by and among Gen-Probe Incorporated, Prodigy Acquisition Corp., Prodesse, Inc. and Thomas M. Shannon and R. Jeffrey Harris, as the Securityholders’ Representative Committee.*

3.1(2)	Form of Amended and Restated Certificate of Incorporation of Gen-Probe Incorporated.

3.2(3)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Gen-Probe Incorporated.

3.3(4)	Amended and Restated Bylaws of Gen-Probe Incorporated.

3.4(5)	Certificate of Elimination of Series A Junior Participating Preferred Stock of Gen-Probe Incorporated.

4.1(2)	Specimen common stock certificate.

10.1(6)▪	The 2003 Incentive Award Plan of Gen-Probe Incorporated (as last amended effective as of May 19, 2011).

10.2†	Amendment No. 4 to Credit Agreement dated as of June 24, 2011 by and between Gen-Probe Incorporated, as Borrower, and Bank of America, N.A., as Lender.

10.3†	Amendment No. 2 to Development Agreement for Panther Instrument System dated as of January 2,

Exhibit
Number	Description
2009 by and between Gen-Probe Incorporated and Stratec Biomedical Systems AG.**

10.4†	Amendment No. 3 to Development Agreement for Panther Instrument System dated as of February 1, 2011 by and between Gen-Probe Incorporated and Stratec Biomedical Systems AG.**

10.5†	Amendment No. 4 to Development Agreement for Panther Instrument System dated as of February 1, 2011 by and between Gen-Probe Incorporated and Stratec Biomedical Systems AG.**

31.1†	Certification dated August 3, 2011, of Principal Executive Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification dated August 3, 2011, of Principal Financial Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1‡	Certification dated August 3, 2011, of Principal Executive Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2‡	Certification dated August 3, 2011, of Principal Financial Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101‡	Interactive Data Files pursuant to Rule 405 of Regulation S-T.

†	Filed herewith.

‡	Furnished herewith.

▪	Indicates management contract or compensatory plan, contract or arrangement.

*	Gen-Probe has received confidential treatment with respect to certain portions of this exhibit.

**	Gen-Probe has requested confidential treatment with respect to certain portions of this exhibit.

(1)	Incorporated by reference to Gen-Probe’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on February 25, 2010.

(2)	Incorporated by reference to Gen-Probe’s Amendment No. 2 to Registration Statement on Form 10 (File No. 000-49834) filed with the SEC on August 14, 2002.

(3)	Incorporated by reference to Gen-Probe’s Quarterly Report on Form 10-Q (File No. 001-31279) for the quarterly period ended June 30, 2004 filed with the SEC on August 9, 2004.

(4)	Incorporated by reference to Gen-Probe’s Current Report on Form 8-K filed with the SEC on February 18, 2009.

(5)	Incorporated by reference to Gen-Probe’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on February 23, 2007.

(6)	Incorporated by reference to Gen-Probe’s Current Report on Form 8-K filed with the SEC on May 25, 2011.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEN-PROBE INCORPORATED
DATE: August 3, 2011	By:	/s/ Carl W. Hull
Carl W. Hull
President, Chief Executive Officer and Director (Principal Executive Officer)

DATE: August 3, 2011	By:	/s/ Herm Rosenman
Herm Rosenman
Senior Vice President — Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)