Form 10-Q
period 2011-09-30
GEN PROBE INC
filed 2011-11-03
CIK 820237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from             to

Commission File Number: 000-49834

GEN-PROBE INCORPORATED

(Exact Name of Registrant as Specified in Its Charter)

Delaware	33-0044608
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

10210 Genetic Center Drive, San Diego, CA	92121-4362

(Address of Principal Executive Office)	(Zip Code)

(858) 410-8000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 31, 2011, 46,514,305 shares of the registrant’s common stock, $0.0001 par value per share, were outstanding.

GEN-PROBE INCORPORATED

FORM 10-Q

i

GEN-PROBE INCORPORATED

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$142,079	$59,690
Marketable securities	160,305	170,648
Trade accounts receivable, net of allowance for doubtful accounts of $352 and $355 at September 30, 2011 and December 31, 2010, respectively	55,956	54,739
Accounts receivable—other	2,243	5,493
Inventories	76,529	66,416
Deferred income tax	12,109	13,634
Prepaid income tax	375	2,993
Prepaid expenses	16,745	11,672
Other current assets	3,250	5,148

Total current assets	469,591	390,433
Marketable securities, net of current portion	123,946	259,317
Property, plant and equipment, net	170,306	160,863
Capitalized software, net	16,740	13,981
Patents, net	11,968	12,450
Goodwill	149,189	150,308
Purchased intangibles, net	113,110	120,270
License, manufacturing access fees and other assets, net	62,717	60,175

Total assets	$1,117,567	$1,167,797

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,034	$14,614
Accrued salaries and employee benefits	24,668	26,825
Other accrued expenses	13,092	13,935
Income tax payable	4,486	634
Short-term borrowings	248,000	240,000
Deferred revenue	935	1,166

Total current liabilities	303,215	297,174
Non-current income tax payable	9,571	8,315
Deferred income tax	26,408	29,775
Deferred revenue, net of current portion	2,610	2,500
Other long-term liabilities	6,937	6,654
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 20,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value per share; 200,000,000 shares authorized, 46,507,028 and 47,966,156 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	5	5
Additional paid-in capital	111,106	195,820
Accumulated other comprehensive income	574	678
Retained earnings	657,141	626,876

Total stockholders’ equity	768,826	823,379

Total liabilities and stockholders’ equity	$1,117,567	$1,167,797

See accompanying notes to consolidated financial statements

GEN-PROBE INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Product sales	$136,393	$128,313	$407,426	$391,616
Collaborative research revenue	1,128	3,405	6,313	10,810
Royalty and license revenue	1,602	847	4,320	4,207

Total revenues	139,123	132,565	418,059	406,633

Operating expenses:
Cost of product sales (excluding acquisition-related intangible amortization)	40,529	42,146	121,903	129,118
Acquisition-related intangible amortization	2,767	2,201	8,301	6,616
Research and development	27,864	27,433	84,540	84,218
Marketing and sales	17,308	13,872	51,340	44,476
General and administrative	18,298	11,510	55,154	41,208

Total operating expenses	106,766	97,162	321,238	305,636

Income from operations	32,357	35,403	96,821	100,997
Other income (expense):
Investment and interest income	3,706	3,197	7,378	10,364
Interest expense	(524)	(586)	(1,524)	(1,681)
Gain on contingent consideration	—	1,513	—	7,595
Other-than-temporary impairment loss on equity investment	(39,482)	—	(39,482)	—
Other income (expense), net	(1,364)	267	128	(82)

Total other income (expense), net	(37,664)	4,391	(33,500)	16,196

Income (loss) before income tax	(5,307)	39,794	63,321	117,193
Income tax expense	10,049	12,398	33,056	37,494

Net income (loss)	$(15,356)	$27,396	$30,265	$79,699

Net income (loss) per share:
Basic	$(0.33)	$0.57	$0.63	$1.63

Diluted	$(0.33)	$0.56	$0.62	$1.61

Weighted average shares outstanding:
Basic	47,092	48,254	47,613	48,796

Diluted	47,092	48,679	48,813	49,257

See accompanying notes to consolidated financial statements

GEN-PROBE INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Operating activities:
Net income	$30,265	$79,699
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,952	34,111
Amortization of premiums on investments, net of accretion of discounts	7,301	6,796
Stock-based compensation	19,226	18,538
Excess tax benefit from employee stock-based compensation	(4,418)	(891)
Deferred revenue	(91)	(1,528)
Deferred income tax	(1,601)	(3,708)
Gain on contingent consideration	—	(7,595)
Other-than-temporary impairment loss on equity investment	39,482	—
Loss on disposal of property and equipment	251	603
Changes in assets and liabilities:
Trade and other accounts receivable	2,031	(2,127)
Inventories	(4,327)	204
Prepaid expenses	(5,072)	2,861
Other current assets	1,909	685
Other long-term assets	952	(353)
Accounts payable	(2,589)	(6,177)
Accrued salaries and employee benefits	(1,181)	(3,884)
Other accrued expenses	(873)	(2,230)
Income tax payable	11,303	10,863
Other long-term liabilities	300	(268)

Net cash provided by operating activities	127,820	125,599

Investing activities:
Proceeds from sales and maturities of marketable securities	416,211	405,688
Purchases of marketable securities	(316,625)	(313,475)
Purchases of property, plant and equipment	(34,446)	(22,090)
Purchases of capitalized software	(5,032)	(2,081)
Purchases of intangible assets, including licenses and manufacturing access fees	(4,980)	(2,139)
Cash paid for investment in Pacific Biosciences	—	(50,000)
Cash paid for investment in Roka Bioscience	(3,980)	—
Other	(225)	(83)

Net cash provided by investing activities	50,923	15,820

Financing activities:
Repurchase and retirement of common stock	(150,000)	(88,079)
Proceeds from issuance of common stock and employee stock purchase plan	43,435	24,699
Payment of contingent consideration	—	(10,000)
Repurchase and retirement of restricted stock for payment of taxes	(1,614)	(1,252)
Excess tax benefit from employee stock-based compensation	4,418	891
Borrowings, net	8,000	—

Net cash used in financing activities	(95,761)	(73,741)

Effect of exchange rate changes on cash and cash equivalents	(593)	(1,234)

Net increase in cash and cash equivalents	82,389	66,444
Cash and cash equivalents at the beginning of period	59,690	82,616

Cash and cash equivalents at the end of period	$142,079	$149,060

See accompanying notes to consolidated financial statements

Notes to the Consolidated Financial Statements (unaudited)

Note 1 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim consolidated financial statements of Gen-Probe Incorporated (“Gen-Probe” or the “Company”) at September 30, 2011, and for the three and nine month periods ended September 30, 2011 and 2010, are unaudited and have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In management’s opinion, the unaudited interim consolidated financial statements include all adjustments, consisting only of normal recurring accruals, necessary to state fairly the financial information therein in accordance with U.S. GAAP. Interim results are not necessarily indicative of the results that may be reported for any other interim period or for the year ending December 31, 2011.

These unaudited interim consolidated financial statements and related footnotes should be read in conjunction with the audited consolidated financial statements and related footnotes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Certain prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications did not affect total revenues, income from operations, or net income (loss).

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

The Company translates the financial statements of its non-U.S. operations using the end-of-period exchange rates for assets and liabilities and the average exchange rates for each reporting period for results of operations. Net gains and losses resulting from the translation of foreign financial statements and the effect of exchange rates on intercompany receivables and payables of a long-term investment nature are recorded as a separate component of stockholders’ equity under the caption “Accumulated other comprehensive income.” These adjustments will affect net income (loss) upon the sale or liquidation of the underlying investment.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the consolidated financial statements. These estimates include assessing the collectability of accounts receivable, recognition of revenues, and the valuation of the following: stock-based compensation; marketable securities; equity investments in publicly and privately held companies; income tax; accrued liabilities; inventories; and goodwill and long-lived assets, including patent costs, capitalized software, purchased intangibles and licenses and manufacturing access fees. Actual results could differ from those estimates.

Segment Information

The Company currently operates in one business segment: the development, manufacturing, marketing, sales and support of molecular diagnostic products primarily to diagnose human diseases, screen donated human blood and ensure transplant compatibility. Although the Company’s products comprise distinct product lines to serve different end markets within molecular diagnostics, the Company does not operate its business in operating segments. The Company is managed by a single functionally-based management team that manages all aspects of the Company’s business and reports directly to the Chief Executive Officer. For all periods presented, the Company operated in a single business segment. Product sales by product line are presented in Note 11.

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

The Company sells its instruments to Novartis for use in blood screening and records these instrument sales upon delivery since Novartis is responsible for the placement, maintenance and repair of the units with its customers. The Company also sells instruments to its clinical diagnostics customers and generally records sales of these instruments upon delivery and customer acceptance. For certain customers with non-standard payment terms, instrument sales are recorded based upon expected cash collection. Prior to delivery, each instrument is tested to meet Gen-Probe’s specifications and the specifications of the United States Food and Drug Administration (“FDA”), and is shipped fully assembled. Customer acceptance of the Company’s clinical diagnostic instrument systems requires installation and training by the Company’s technical service personnel. Installation is a standard process consisting principally of uncrating, calibrating and testing the instrumentation.

The Company records revenue on its research products and services in the period during which the related costs are incurred or the services are provided. This revenue consists of outsourcing services for the pharmaceutical, biotechnology and healthcare industries, including nucleic acid purification and analysis services, as well as the sale of monoclonal antibodies.

Revenue arrangements with multiple deliverables are evaluated for proper accounting treatment. In these arrangements, the Company records revenue as separate units of accounting if the delivered items have value to the customer on a stand-alone basis, if the arrangement includes a general right of return relative to the delivered items, and if delivery or performance of the undelivered items is considered probable and substantially within the Company’s control. For transactions entered into prior to 2011, consideration was generally allocated to each unit of accounting based on its relative fair value when objective and reliable evidence of fair value existed for all units of accounting in an arrangement. The fair value of an item was generally the price charged for the product, if the item was sold on a stand-alone basis. When the Company was unable to establish fair value for delivered items or when fair value of undelivered items had not been established, revenue was deferred until all elements were delivered and services had been performed or until fair value could be objectively determined for any undelivered elements. Beginning in 2011, arrangement consideration is allocated at the inception of the arrangement to all deliverables using the relative selling price method that is based on a three-tier hierarchy. The relative selling price method requires that the estimated selling price for each deliverable be based on vendor-specific objective evidence (“VSOE”) of fair value, which represents the price charged for each deliverable when it is sold separately or, for a deliverable not yet being sold separately, the price established by management. When VSOE of fair value is not available, third-party evidence (“TPE”) of fair value is acceptable, or a best estimate of selling price if neither VSOE nor TPE are available. A best estimate of selling price should be consistent with the objective of determining the price at which the Company would transact if the deliverable were sold regularly on a stand-alone basis and should also take into account market conditions and company-specific factors.

The Company recognizes collaborative research revenue over the term of various collaboration agreements, as negotiated monthly contracted amounts are earned or reimbursable costs are incurred related to those agreements. Negotiated monthly contracted amounts are earned in relative proportion to the performance required under the applicable contracts. Non-refundable license fees with stand-alone value are recognized at the time that the Company has satisfied all performance obligations. License fees without stand-alone value are recognized in combination with any undelivered performance obligations. Milestone consideration that is contingent upon achievement of a milestone in its entirety is recorded as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. These criteria include: (i) the consideration being earned should be commensurate with either the Company’s performance to achieve the milestone or the enhancement of the value of the item delivered as a result of a specific outcome resulting from the Company’s performance to achieve the milestone; (ii) the consideration being earned should relate solely to past performance; (iii) the consideration being earned should be reasonable relative to all deliverables and payment terms in the arrangement; and (iv) the milestone should be considered in its entirety and cannot be bifurcated into substantive and non-substantive components. Any amounts received prior to satisfying the Company’s revenue recognition criteria are recorded as deferred revenue on the Company’s consolidated balance sheets.

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

The following table presents the weighted average assumptions used by the Company to estimate the fair value of stock options and performance stock awards granted under the Company’s equity incentive plans and the shares purchasable under the Company’s ESPP, as well as the resulting average fair values for the three and nine month periods ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Stock option plans
Risk-free interest rate	1.5%	1.5%	1.7%	2.1%
Volatility	32.4%	31.7%	30.9%	32.0%
Dividend yield	—	—	—	—
Expected term (years)	4.3	4.4	4.3	4.4
Resulting average fair value	$17.69	$12.97	$18.05	$12.79
Performance stock awards (1)
Risk-free interest rate	—	—	1.3%	—
Volatility	—	—	33.4%	—
Dividend yield	—	—	—	—
Expected term (years)	—	—	2.9	—
Resulting average fair value	$—	$—	$82.58	$—
Employee stock purchase plan
Risk-free interest rate	0.1%	0.2%	0.1%	0.2%
Volatility	34.6%	21.5%	27.9%	24.0%
Dividend yield	—	—	—	—
Expected term (years)	0.5	0.5	0.5	0.5
Resulting average fair value	$17.26	$9.62	$14.72	$9.63

(1)

These assumptions apply to the Company’s market condition stock awards granted in February 2011. Performance condition stock awards granted in February 2010 were valued at $42.66 per share based on the closing fair market value of the Company’s common stock on the date of grant.

The Company’s unrecognized stock-based compensation expense as of September 30, 2011, before income taxes and adjusted for estimated forfeitures, related to outstanding unvested share-based payment awards was as follows (in thousands, except number of years):

Awards	Weighted Average Remaining Expense Life (Years)	Unrecognized Expense as of September 30, 2011
Stock options	2.6	$29,472
Performance stock awards	2.3	5,321
Restricted stock	1.4	2,144
Deferred issuance restricted stock	1.4	620
Employee stock purchase plan	0.2	102

Total		$37,659

The following table summarizes the stock-based compensation expense that the Company recorded in its consolidated statements of income for the three and nine month periods ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Cost of product sales	$773	$946	$2,355	$2,817
Research and development	1,952	1,783	5,805	5,313
Marketing and sales	535	682	1,881	2,319
General and administrative	3,107	2,788	9,185	8,089

Total	$6,367	$6,199	$19,226	$18,538

Net Income (Loss) Per Share

Diluted net income (loss) per share is reported based on the more dilutive of the treasury stock or the two-class method. Under the two-class method, net income (loss) is allocated to common stock and participating securities. The Company’s restricted stock, deferred issuance restricted stock and performance stock awards meet the definition of participating securities. Basic net income (loss) per share under the two-class method is computed by dividing net income (loss) adjusted for earnings allocated to unvested stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share under the two-class method is computed by dividing net income (loss) adjusted for earnings allocated to unvested stockholders for the period by the weighted average number of common and common equivalent shares outstanding during the period. The Company excludes stock options from the calculation of diluted net income per share when the combined exercise price, unrecognized stock-based compensation and assumed tax benefits upon exercise are greater than the average market price for the Company’s common stock because their effect is anti-dilutive. Potentially dilutive securities totaling approximately 5,979,000 and 4,065,000 shares for the three month periods ended September 30, 2011 and 2010, respectively, and 906,000 and 4,390,000 shares for the nine month periods ended September 30, 2011 and 2010, respectively, were excluded from the calculations of diluted earnings per share (“EPS”) below because of their anti-dilutive effect.

The following table sets forth the computation of basic and diluted EPS for the three and nine month periods ended September 30, 2011 and 2010 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Basic Net Income (Loss) per Share
Net income (loss)	$(15,356)	$27,396	$30,265	$79,699
Less: income allocated to participating securities	—	(99)	(43)	(327)

Net income (loss) allocated to common stockholders	$(15,356)	$27,297	$30,222	$79,372

Weighted average common shares outstanding—basic	47,092	48,254	47,613	48,796

Net income (loss) per share—basic	$(0.33)	$0.57	$0.63	$1.63

Diluted Net Income (Loss) per Share
Net income (loss)	$(15,356)	$27,396	$30,265	$79,699
Less: income allocated to participating securities	—	(99)	(42)	(324)

Net income (loss) allocated to common stockholders	$(15,356)	$27,297	$30,223	$79,375

Weighted average common shares outstanding—basic	47,092	48,254	47,613	48,796
Dilutive securities	—	425	1,200	461

Weighted average common shares outstanding—diluted	47,092	48,679	48,813	49,257

Net income (loss) per share—diluted	$(0.33)	$0.56	$0.62	$1.61

Pending Adoption of Recent Accounting Pronouncements

Accounting Standards Update 2011-04

In May 2011, the FASB issued an Accounting Standards Update (“ASU”) on fair value measurement. The ASU expands the disclosure requirements of ASC Topic 820, Fair Value Measurement (“ASC Topic 820”), for fair value measurements and makes other amendments. Specifically, the ASU clarifies the accounting guidance for highest-and-best-use and valuation-premise concepts for non-financial assets, application to financial assets and financial liabilities with offsetting positions in market risks or counterparty credit risk, premiums or discounts in fair value measurement, and fair value of an instrument classified in an entity’s stockholders’ equity. Additionally, the ASU expands the disclosure requirements under ASC Topic 820, particularly for Level 3 inputs. The ASU is effective for interim and annual reporting periods of the Company beginning January 1, 2012. Early adoption is not permitted. The Company does not believe the adoption of this guidance will have a material impact on its consolidated financial statements.

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

Accounting Standards Update 2011-08

In September 2011, the FASB issued an ASU on performing goodwill impairment testing. The ASU amends the guidance in ASU Topic 350-20, Goodwill. Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit (step 1 of the goodwill impairment test). If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. The ASU does not change how goodwill is calculated or assigned to reporting units, does not revise the requirement to test goodwill annually for impairment, and does not amend the requirement to test goodwill for impairment between annual tests if events and circumstances warrant. The ASU provides examples of events and circumstances to consider for qualitative assessment. The amendments are effective for annual and interim goodwill impairment tests performed by the Company beginning January 1, 2012. Early adoption is permitted. The Company intends to adopt this guidance in the fourth quarter of 2011 for its annual goodwill impairment testing. The adoption of this guidance will not have any effect on the Company’s consolidated financial statements.

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

The purchase price allocation for the acquisition of GTI Diagnostics set forth below is preliminary and subject to change as more detailed analysis is completed and additional information with respect to the fair value of the assets and liabilities acquired becomes available. The Company intends to finalize the purchase price allocation in the fourth quarter of 2011. The $53.0 million purchase price for GTI Diagnostics exceeded the value of the acquired tangible and identifiable intangible assets, and therefore the Company originally allocated $28.0 million to goodwill. During the nine months ended September 30, 2011, the Company recorded adjustments to the purchase price allocation resulting in a net decrease of $1.2 million to goodwill. The adjusted purchase price allocation for the Company’s acquisition of GTI Diagnostics as of September 30, 2011 is as follows (in thousands):

Total purchase price	$53,000

Net working capital	$7,882
Fixed assets	922
Goodwill	26,801
Net deferred tax liabilities	(10,862)
Other intangible assets	32,100
Liabilities assumed	(3,843)

Allocated purchase price	$53,000

The fair values of the acquired identifiable intangible assets with definite lives are as follows (in thousands):

Patents	$10,600
In-process research and development	11,900
Customer relationships	3,500
Trade secrets	6,100

Total	$32,100

The amortization periods for the acquired identifiable intangible assets with definite lives are as follows: six to nine years for patents, ten years for customer relationships, 20 years for trade secrets, and an estimated life to be determined for each in-process research and development project (to commence upon commercialization of the associated product). The Company is amortizing the acquired identifiable intangible assets set forth in the table above using the straight-line method of amortization. The Company believes that the use of the straight-line method is appropriate given the high customer retention rate of the acquired business, the historical and projected growth of revenues and related cash flows, and because the timing and amount of cash flows used for valuation purposes cannot be reliably determined. The Company will monitor and assess the acquired identifiable intangible assets and will adjust, if necessary, the expected life, amortization method or carrying value of such assets to best match the underlying economic value.

The fair value assigned to trade secrets has been determined primarily by using the income approach and a variation of the income approach known as the relief from royalty method, which estimates the future royalties which would have to be paid to the licensor of the asset for its current use. Tax is deducted and a discount rate is used to state future cash flows to a present value. This is based on the asset in its current use and savings from owning the asset, or relief from royalties that would be paid to the asset owner. The fair value assigned to patents, in-process research and development, and customer relationships has been determined primarily by using the income approach and a variation of the income approach known as the excess earnings method, which estimates the value of an asset based on discounted future earnings specifically attributed to that asset, that is, in excess of returns for other assets that contributed to those earnings. The discount rates used in these valuation methods ranged from 13 to 16 percent.

The estimated amortization expense for the acquired identifiable intangible assets over future periods, excluding the in-process research and development assets due to uncertainty with respect to the commercialization of such assets, is as follows (in thousands):

Years Ending December 31,
Remainder of 2011	$496
2012	1,983
2013	1,983
2014	1,983
2015	1,983
Thereafter	10,290

Total	$18,718

Changes in Goodwill Resulting From Acquisitions

Changes in goodwill for the nine months ended September 30, 2011 were as follows (in thousands):

Goodwill balance as of December 31, 2010	$150,308
Additional goodwill recognized from purchase price allocation adjustments	79
Reduction to goodwill from purchase price allocation adjustments	(1,282)
Changes due to foreign currency translation	84

Goodwill balance as of September 30, 2011	$149,189

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

During the nine months ended September 30, 2011, the Company recorded approximately $2.1 million of termination and site closure costs. These amounts are included in general and administrative expenses in the Company’s consolidated statements of income. As of September 30, 2011, the Company has recorded approximately $3.2 million of cumulative termination costs and site closure costs related to its UK consolidation activities.

The following table summarizes the restructuring activities accounted for under ASC Topic 420 for the nine months ended September 30, 2011, as well as the remaining restructuring accrual on the Company’s consolidated balance sheets as of September 30, 2011 (in thousands):

	Termination Costs	Site Closure Costs	Total

Restructuring reserves at December 31, 2010	$287	$78	$365
Charged to expenses	633	1,486	2,119
Amounts paid	(696)	(1,090)	(1,786)
Foreign currency translation	4	(12)	(8)

Restructuring reserves at September 30, 2011	$228	$462	$690

Note 4 — Balance Sheet Information

The following tables provide details of selected balance sheet line items as of September 30, 2011 and December 31, 2010 (in thousands):

Inventories

	September 30, 2011	December 31, 2010
Raw materials and supplies	$18,984	$16,915
Work in process	28,276	21,446
Finished goods	29,269	28,055

Inventories	$76,529	$66,416

Property, Plant and Equipment, Net

	September 30, 2011	December 31, 2010
Land	$19,357	$19,287
Building	80,036	80,010
Machinery and equipment	212,913	195,927
Building improvements	55,798	48,217
Furniture and fixtures	21,036	21,999
Construction in-progress	2,007	1,855

Property, plant and equipment, at cost	391,147	367,295
Less: accumulated depreciation and amortization	(220,841)	(206,432)

Property, plant and equipment, net	$170,306	$160,863

Purchased Intangibles, Net

	September 30, 2011	December 31, 2010
Purchased intangibles, at cost	$166,650	$166,541
Less: accumulated amortization	(53,540)	(46,271)

Purchased intangibles, net	$113,110	$120,270

License, Manufacturing Access Fees and Other Assets, Net

	September 30, 2011	December 31, 2010
License and manufacturing access fees	$67,915	$64,259
Investment in Qualigen, Inc.	5,404	5,404
Investment in DiagnoCure, Inc.	5,000	5,000
Investment in Roka Bioscience, Inc.	4,705	725
Other assets	10,470	10,377

License, manufacturing access fees and other assets, at cost	93,494	85,765
Less: accumulated amortization	(30,777)	(25,590)

License, manufacturing access fees and other assets, net	$62,717	$60,175

Other Accrued Expenses

	September 30, 2011	December 31, 2010

Research and development	$3,994	$3,385
Royalties	2,517	3,978
Professional fees	1,598	1,182
Marketing	1,050	1,177
Warranty	214	373
Interest	179	233
Other	3,540	3,607

Other accrued expenses	$13,092	$13,935

Note 5 — Marketable Securities

The Company’s marketable securities include equity securities, treasury securities, tax advantaged municipal securities and Federal Deposit Insurance Corporation (“FDIC”) insured corporate bonds. The Company’s investment policy limits the effective maturity on individual securities to six years and an average portfolio maturity to three years with a minimum Moody’s credit rating of A3 or a Standard & Poor’s credit rating of A-. As of September 30, 2011, the Company’s portfolio had an average maturity of three years and an average credit quality of AA1 as defined by Moody’s.

The following is a summary of marketable securities held by the Company as of September 30, 2011 and December 31, 2010 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2011
Debt securities:
Municipal securities	$273,629	$650	$(546)	$273,733
Equity securities	10,518	—	—	10,518

Total marketable securities	$284,147	$650	$(546)	$284,251

December 31, 2010
Debt securities:
Treasury securities	$7,937	$11	$(57)	$7,891
Municipal securities	368,583	550	(2,833)	366,300
Corporate debt securities	3,722	—	(78)	3,644
Equity securities	50,000	2,130	—	52,130

Total marketable securities	$430,242	$2,691	$(2,968)	$429,965

The following table shows the estimated fair values and gross unrealized losses as of September 30, 2011 for the Company’s investments in individual debt and equity securities that have been in a continuous unrealized loss position deemed to be temporary for less than 12 months and for more than 12 months (in thousands):

Less than 12 Months		More than 12 Months
Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
$ 122,251	$(546)	$2,000	$—

At September 30, 2011 and December 31, 2010, the Company had 35 and 110 marketable debt securities, respectively, in an unrealized loss position. Of the 35 debt securities in an unrealized loss position at September 30, 2011, the average estimated fair value and average unrealized loss was $3.6 million and $16,000, respectively. Of the 110 debt securities in an unrealized loss position at December 31, 2010, the average estimated fair value and average unrealized loss was $2.1 million and $27,000, respectively. The decrease in the number of debt securities held in an unrealized loss position at September 30, 2011 is due to the timing of purchases and sales of the Company’s debt securities during the first nine months of 2011, along with decreases in market interest rates.

The contractual terms of the debt securities held by the Company do not permit the issuer to settle the securities at a price less than the amortized cost of the investments. The Company does not consider its investments in debt securities with a current unrealized loss position to be other-than-temporarily impaired as of September 30, 2011, because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost.

The Company periodically reviews its marketable equity securities for other-than-temporary declines in fair value below their cost basis, or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. The determination that a decline is other-than-temporary is, in part, subjective and influenced by many factors. When assessing marketable equity securities for other-than-temporary declines in value, the Company considers factors including: the significance of the decline in value compared to the cost basis; the underlying factors contributing to a decline in the prices of securities in a single asset class; how long the market value of the investment has been less than its cost basis; any market conditions that impact liquidity; the views of external investment managers; the financial condition and near-term prospects of the investee; any news or financial information that has been released specific to the investee; and the outlook for the overall industry in which the investee operates. During the third quarter of 2011, the Company recorded an other-than-temporary impairment loss of $39.5 million related to the Company’s investment in Pacific Biosciences of California, Inc. (“Pacific Biosciences”), which reduced the Company’s cost basis in the Pacific Biosciences’ common stock from

$50.0 million to $10.5 million. The loss is recorded within the Company’s other income (expense) section on the consolidated statements of income. The charge to earnings was offset by a reduction in unrealized losses recorded in accumulated other comprehensive income resulting in no impact on the Company’s consolidated stockholders’ equity. In addition to the Company’s investment, the Company continues to collaborate with Pacific Biosciences in the development of third generation sequencing systems for in vitro diagnostics.

The following table shows the current and non-current classification of the Company’s marketable securities as of September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011	December 31, 2010
Current	$160,305	$170,648
Non-current	123,946	259,317

Total marketable securities	$284,251	$429,965

As of September 30, 2011, the Company held non-current marketable debt and equity securities of $113.4 million and $10.5 million, respectively. As of December 31, 2010, the Company held non-current marketable debt and equity securities of $207.2 million and $52.1 million, respectively. Investments in an unrealized loss position deemed to be temporary at September 30, 2011 and December 31, 2010 that have a contractual maturity of greater than 12 months have been classified on the Company’s consolidated balance sheets as non-current marketable securities under the caption “Marketable securities, net of current portion,” reflecting the Company’s current intent and ability to hold such investments to maturity. The Company’s investments in marketable debt securities and marketable equity securities are classified as available-for-sale.

The following table shows the gross realized gains and losses from the sale of marketable securities, based on the specific identification method, for the three and nine month periods ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Proceeds from sale of marketable securities	$195,666	$126,754	$420,844	$412,019

Gross realized gains	$2,894	$2,261	$5,006	$6,346
Gross realized losses	—	(4)	(356)	(15)

Net realized gain	$2,894	$2,257	$4,650	$6,331

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company’s cash equivalents and marketable securities include equity securities, treasury securities, tax advantaged municipal securities, FDIC insured corporate bonds and money market funds. When available, the Company uses quoted market prices to determine fair value and classifies such items as Level 1. If quoted market prices are not available, prices are determined using prices for recently traded financial instruments with similar underlying terms as well as directly or indirectly observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals. The Company classifies such items as Level 2.

In connection with a collaboration agreement the Company entered into with Pacific Biosciences in June 2010, the Company purchased $50.0 million of Pacific Biosciences’ Series F preferred stock, as a participant in Pacific Biosciences’ Series F preferred stock round of financing that raised a total of approximately $109.0 million. In October 2010, Pacific Biosciences completed an initial public offering of its common stock, which now trades on the NASDAQ Global Select Market under the symbol “PACB.” As a result of the initial public offering, the preferred stock held by the Company was converted into common stock. During the quarter ended December 31, 2010, the Company reclassified its investment in Pacific Biosciences from a Level 3 investment to a Level 1 investment. During the third quarter of 2011, the Company recorded an other-than-temporary impairment loss of $39.5 million related to the Company’s investment in Pacific Biosciences, which reduced the Company’s cost basis in the Pacific Biosciences’ common stock from $50.0 million to $10.5 million. The Company’s investment in Pacific Biosciences, which had a value of $10.5 million as of September 30, 2011, is included in “Marketable securities, net of current portion,” on the Company’s consolidated balance sheets.

The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis (as described above) as of September 30, 2011 and December 31, 2010 (in thousands):

	Fair Value Measurements at September 30, 2011
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value in the Consolidated Balance Sheets
Assets:
Cash equivalents	$—	$55,054	$—	$55,054
Marketable securities
Equity securities	10,518	—	—	10,518
Municipal securities	—	273,733	—	273,733

Total marketable securities	10,518	273,733	—	284,251
Deferred compensation plan assets	—	5,758	—	5,758

Total assets at fair value	$10,518	$334,545	$—	$345,063

Liabilities:
Deferred compensation plan liabilities	$—	$5,538	$—	$5,538

Total liabilities at fair value	$—	$5,538	$—	$5,538

	Fair Value Measurements at December 31, 2010
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value in the Consolidated Balance Sheets
Assets:
Cash equivalents	$—	$1,211	$—	$1,211
Marketable securities
Equity securities	52,130	—	—	52,130
Treasury securities	—	7,891	—	7,891
Municipal securities	—	366,300	—	366,300
Corporate debt securities	—	3,644	—	3,644

Total marketable securities	52,130	377,835	—	429,965
Deferred compensation plan assets	—	6,298	—	6,298

Total assets at fair value	$52,130	$385,344	$—	$437,474

Liabilities:
Deferred compensation plan liabilities	$—	$6,246	$—	$6,246

Total liabilities at fair value	$—	$6,246	$—	$6,246

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

Equity Investment in Public Company

In April 2009, the Company made a $5.0 million preferred stock investment in DiagnoCure, Inc. (“DiagnoCure”), a publicly-held company traded on the Toronto Stock Exchange. The Company’s equity investment was initially valued based on the transaction price under the cost method of accounting. The market value of the underlying common stock is the most observable value of the preferred stock, but because there is no active market for DiagnoCure’s preferred shares the Company has classified its equity investment in DiagnoCure as Level 2 in the fair value hierarchy. The Company’s investment in DiagnoCure, which had a value of $5.0 million as of September 30, 2011, is included in “Licenses, manufacturing access fees and other assets, net” on the Company’s consolidated balance sheets.

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

The Company records impairment charges when an investment has experienced a decline that is deemed to be other-than-temporary. The determination that a decline is other-than-temporary is, in part, subjective and influenced by many factors. Future adverse changes in market conditions or poor operating results of investees could result in losses or an inability to recover the carrying value of the investments, thereby possibly requiring impairment charges in the future. When assessing investments in private companies for an other-than-temporary decline in value, the Company considers many factors, including, but not limited to, the following: the share price from the investee’s latest financing round; the performance of the investee in relation to its own operating targets and its business plan; the investee’s revenue and cost trends; the investee’s liquidity and cash position, including its cash burn rate; and market acceptance of the investee’s products and services. From time to time, the Company may consider third party evaluations or valuation reports. The Company also considers new products and/or services that the investee may have forthcoming, any significant news specific to the investee, the investee’s competitors and the outlook of the overall industry in which the investee operates. In the event the Company’s judgments change as to other-than-temporary declines in value, the Company may record an impairment loss, which could have an adverse effect on its results of operations.

Roka Bioscience, Inc.

In September 2009, the Company spun-off its industrial testing assets to Roka Bioscience, Inc. (“Roka”), a newly formed private company. In consideration for the contribution of assets, the Company received shares of preferred stock representing 19.9% of Roka’s capital stock on a fully diluted basis. The Company considers Roka to be a variable interest entity in accordance with ASC Topic 810, Consolidation. However, the Company is not the primary beneficiary of Roka and therefore has not consolidated Roka’s financial position or results of operations in the Company’s consolidated financial statements.

In April 2011, the Company purchased approximately $4.0 million of Roka’s Series C preferred stock as a participant in Roka’s Series C preferred stock round of financing that raised a total of approximately $20.0 million. Following this Series C investment, the Company owns shares of preferred stock representing approximately 19% of Roka’s capital stock on a fully diluted basis. The Company’s overall investment in Roka had a value of approximately $4.7 million as of September 30, 2011, and is included in “Licenses, manufacturing access fees and other assets, net” on the Company’s consolidated balance sheets.

Qualigen, Inc.

In 2006, the Company invested in Qualigen, Inc. (“Qualigen”), a private company. The Company’s investment in Qualigen, which had a value of approximately $5.4 million as of September 30, 2011, is also included in “Licenses, manufacturing access fees and other assets, net” on the Company’s consolidated balance sheets.

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

In March 2009, the Company and Bank of America amended the credit agreement to increase the amount that the Company can borrow from time to time under the credit agreement from $180.0 million to $250.0 million. The term of the credit facility with Bank of America has been extended twice and currently expires in February 2012. As of December 31, 2010, the total principal amount outstanding under the revolving credit facility was $240.0 million. The Company borrowed the remaining $10.0 million under the revolving credit facility during the first quarter of 2011. In June 2011, the Company and Bank of America amended the credit agreement to facilitate the issuance of letters of credit in certain non-U.S. currencies. In June 2011, the Company paid down its credit facility with Bank of America by $2.0 million and Bank of America issued a £1.2 million standby letter of credit on behalf of the Company. In September 2011, the Company and Bank of America further amended the credit agreement to modify the way the borrowing base is calculated under the credit agreement. As a result, the total principal amount outstanding under the revolving credit facility was $248.0 million as of September 30, 2011, the interest rate payable on such outstanding amount was approximately 0.83% and no further borrowings are currently available under the credit facility.

Note 8 — Income Tax

The Company has not taken any tax benefit for the other-than-temporary impairment loss on the equity investment in Pacific Biosciences recognized in the third quarter of 2011 since the loss, if realized on the Company’s U.S. tax returns, would be a capital loss. This capital loss, if realized, could only be offset by capital gains. Capital losses can be carried back three years and carried forward five years for federal income tax purposes. At this time, the Company cannot reasonably determine if sufficient capital gains would be available in the requisite time frame to offset this capital loss since the Company does not know if the loss will ever be realized on its tax returns. Therefore, the Company has established a $14.6 million valuation allowance related to the other-than-temporary impairment loss.

As of September 30, 2011, the Company had total gross unrecognized tax benefits of $12.1 million. The amount of unrecognized tax benefits (net of the federal benefit for state taxes) that would favorably affect the Company’s effective income tax rate, if recognized, was $9.6 million. The Company’s federal tax returns for the 2008 through 2010 tax years, California tax returns for the 2005 through 2010 tax years, and UK tax returns for the 2006 through 2009 tax years are subject to future examination.

Note 9 — Contingencies

Contingent Consideration

In connection with its acquisition of Prodesse, the Company was originally obligated to make certain contingent payments to former Prodesse securityholders of up to $25.0 million based on multiple performance measures, including commercial and regulatory milestones. As a result of the failure to achieve a specified milestone, the maximum amount of contingent consideration the Company may be required to pay for its acquisition of Prodesse has been reduced to $15.0 million.

The Company initially recorded $18.0 million as of the date of acquisition as the fair value of this potential contingent consideration liability. In July 2010, the Company received FDA clearance of its ProFAST+ assay, thereby satisfying one of the acquisition-related milestones and triggering a $10.0 million payment to former Prodesse securityholders. The fair value of the remaining contingent consideration is $0 as of September 30, 2011, because the Company does not currently expect to make any further milestone payments related to its acquisition of Prodesse. Future milestone payments, if any, will occur by the second quarter of 2012.

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

Note 10 — Stockholders’ Equity

Changes in stockholders’ equity for the nine months ended September 30, 2011 were as follows (in thousands):

Balance at December 31, 2010	$823,379
Net income	30,265
Other comprehensive loss, net	(104)
Proceeds from the issuance of common stock and ESPP	43,435
Issuance of common stock to board members	275
Repurchase and retirement of common stock	(150,000)
Repurchase and retirement of restricted stock for payment of taxes	(1,614)
Stock-based compensation	19,048
Stock-based compensation income tax benefits	4,142

Balance at September 30, 2011	$768,826

Comprehensive Income (Loss)

All components of comprehensive income (loss), including net income (loss), are reported in the consolidated financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income (loss), which includes certain changes in stockholders’ equity, such as foreign currency translation of the Company’s wholly owned subsidiaries’ financial statements and unrealized gains and losses on the Company’s available-for-sale securities, are reported, net of their related tax effect, to arrive at comprehensive income (loss).

Components of comprehensive income (loss), net of income tax, for the three and nine month periods ended September 30, 2011 and 2010 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income (loss), as reported	$(15,356)	$27,396	$30,265	$79,699

Other comprehensive income (loss):
Foreign currency translation adjustment	(3,519)	3,822	(346)	(530)
Change in net unrealized gain or loss on available-for-sale securities during the period	9,682	(1,753)	(498)	(5,406)
Reclassification adjustments:
Realized gain on available-for-sale securities, net of tax	1,881	1,467	740	4,121

Total other comprehensive income (loss), net	8,044	3,536	(104)	(1,815)

Comprehensive income (loss)	$(7,312)	$30,932	$30,161	$77,884

Stock Options

A summary of the Company’s stock option activity for all equity incentive plans for the nine months ended September 30, 2011 is as follows (in thousands, except per share data and number of years):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	5,700	$46.56
Granted	1,012	65.35
Exercised	(951)	43.07
Cancelled	(88)	51.72

Outstanding at September 30, 2011	5,673	$50.41	4.2	$51,312

Exercisable at September 30, 2011	3,636	$48.13	3.3	$37,662

Restricted Stock and Deferred Issuance Restricted Stock

A summary of the Company’s restricted stock and deferred issuance restricted stock award activity for the nine months ended September 30, 2011 is as follows (in thousands, except per share data):

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2010	121	$54.41
Granted	7	71.66
Vested and exercised	(70)	57.08
Cancelled	(2)	56.61

Unvested at September 30, 2011	56	$53.23

Performance Stock Awards

A summary of the Company’s performance stock award activity for the nine months ended September 30, 2011 is as follows (in thousands, except per share data):

	Number of Shares	Maximum Shares Eligible to Receive	Weighted Average Grant Date Fair Value
Unvested at December 31, 2010	65	97	$42.66
Awarded	91	182	82.58
Issued	(12)	(12)	42.66
Cancelled	(29)	(63)	43.74

Unvested at September 30, 2011	115	204	$74.07

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

In February 2011, the Company’s Board of Directors authorized the repurchase of up to $150.0 million of the Company’s common stock until December 31, 2011, through negotiated or open market transactions. There was no minimum or maximum number of shares to be repurchased under the program. During the three months ended September 30, 2011, the Company repurchased approximately 1,744,000 shares under this program at an average price of $58.49 per share, or approximately $102.0 million. The Company completed the program in August 2011, repurchasing and retiring approximately 2,500,000 shares since the program’s inception at an average price of $60.00 per share, or approximately $150.0 million in total.

In September 2011, the Company’s Board of Directors authorized the repurchase of up to an additional $100.0 million of the Company’s common stock from November 2011 through June 2012, through negotiated or open market transactions. There is no minimum or maximum number of shares to be repurchased under the program.

Note 11 — Product Line and Significant Customer Information

The Company currently operates in one business segment, the development, manufacturing, marketing, sales and support of molecular diagnostic products primarily to diagnose human diseases, screen donated human blood and ensure transplant compatibility.

Product sales by product line for the three and nine month periods ended September 30, 2011 and 2010 were as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010
	$	%	$	%	$	%	$	%
Clinical diagnostics	$86,593	63%	$74,893	58%	$262,357	64%	$225,693	58%
Blood screening	47,388	35%	50,316	39%	137,275	34%	155,542	40%
Research products and services	2,412	2%	3,104	2%	7,794	2%	10,381	3%

Total product sales	$136,393	100%	$128,313	100%	$407,426	100%	$391,616	100%

During the nine month periods ended September 30, 2011 and 2010, 35% and 41%, respectively, of the Company’s total revenues were from Novartis. No other customer accounted for more than 10% of the Company’s revenues during the three and nine month periods ended September 30, 2011 and 2010.

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

The following information should be read in conjunction with our September 30, 2011 unaudited interim consolidated financial statements and related notes included elsewhere in this Quarterly Report and with our audited consolidated financial statements and related notes for the year ended December 31, 2010 and the related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section contained in our Annual Report on Form 10-K for the year ended December 31, 2010. We also urge you to review and consider our disclosures describing various risks that may affect our business, which are set forth under the heading “Risk Factors” in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

In blood screening, we develop and manufacture the PROCLEIX family of assays, which are used to detect human immunodeficiency virus (type 1), or HIV-1, the hepatitis C virus, or HCV, the hepatitis B virus and the West Nile virus in donated human blood. Our blood screening products are marketed worldwide by Novartis Vaccines and Diagnostics, Inc., or Novartis, under Novartis’ trademarks. We were awarded the 2004 National Medal of Technology, the nation’s highest honor for technological innovation, in recognition of our pioneering work in developing NAT testing systems to safeguard the nation’s blood supply.

Several of our current and future molecular tests can be performed on our TIGRIS instrument, a fully automated, high-throughput NAT system for diagnostics and blood screening. We are building on the success of our TIGRIS instrument system by developing and commercializing our next-generation PANTHER instrument, which is a versatile, fully automated NAT system for low- to mid-volume laboratories. The PANTHER instrument was

CE-marked and launched in Europe for diagnostic use in the fourth quarter of 2010. In addition, in May 2011 we filed a 510(k) application with the United States Food and Drug Administration, or FDA, for our PANTHER system to run our APTIMA Combo 2 assay. In August 2011, Health Canada granted us a medical device license to use the PANTHER system to run our APTIMA Combo 2 assay in Canada. We are also developing the PANTHER system for use in the blood screening market as part of our blood screening collaboration with Novartis.

Our development pipeline includes products to detect:

•	certain genotypes of the human papillomavirus, or HPV, which can cause cervical cancer;

•	gene-based markers for prostate cancer;

•	the quantity of certain viruses, often referred to as the viral load;

•	certain respiratory infections;

•	antigens and antibodies that are used to determine transplant and transfusion compatibility; and

•	coagulation disorders.

Recent Events

Financial Results

Product sales for the third quarter of 2011 were $136.4 million, compared to $128.3 million in the same period of the prior year, an increase of 6%. Total revenues for the third quarter of 2011 were $139.1 million, compared to $132.6 million in the same period of the prior year, an increase of 5%. Net loss for the third quarter of 2011 was $15.4 million ($0.33 per diluted share), compared to net income of $27.4 million ($0.56 per diluted share) in the same period of the prior year, a decrease of 156%. The net loss for the third quarter of 2011 was caused primarily by a $39.5 million other-than-temporary impairment, or OTTI, loss we recorded in the quarter on our equity investment in Pacific Biosciences of California, Inc., or Pacific Biosciences.

Product sales for the first nine months of 2011 were $407.4 million, compared to $391.6 million in the same period of the prior year, an increase of 4%. Total revenues for the first nine months of 2011 were $418.1 million, compared to $406.6 million in the same period of the prior year, an increase of 3%. Net income for the first nine months of 2011 was $30.3 million ($0.62 per diluted share), compared to $79.7 million ($1.61 per diluted share) in the same period of the prior year, a decrease of 62%.

Our total revenues, net income (loss) and diluted earnings (loss) per share during the three and nine month periods ended September 30, 2011 included the results of operations of GTI Diagnostics, which were not included in our results of operations for the comparable periods of the prior year.

Approval of APTIMA HPV Assay by FDA

In October 2011, the FDA approved our APTIMA HPV assay, an amplified nucleic acid test that detects high-risk strains of HPV that are associated with cervical cancer and precancerous lesions, for sale and marketing in the U.S. The APTIMA HPV assay has been approved to run on our fully automated, high-throughput TIGRIS instrument system.

Acquisition of GTI Diagnostics

In December 2010, we acquired GTI Diagnostics, a privately held Wisconsin corporation, for approximately $53.0 million on a net-cash basis. Our acquisition of GTI Diagnostics has broadened and strengthened our transplant diagnostics business, and has also provided us access to new products in the specialty coagulation and transfusion-related blood bank markets.

Stock Repurchase Programs

In February 2011, our Board of Directors authorized the repurchase of up to $150.0 million of our common stock until December 31, 2011, through negotiated or open market transactions. There was no minimum or maximum number of shares to be repurchased under the program. We completed the program in August 2011, repurchasing and retiring approximately 2.5 million shares since the program’s inception at an average price of $60.00 per share, or approximately $150.0 million in total.

In September 2011, our Board of Directors authorized the repurchase of up to an additional $100.0 million of our common stock from November 2011 through June 2012, through negotiated or open market transactions. There is no minimum or maximum number of shares to be repurchased under the program.

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

We believe there have been no significant changes during the third quarter of 2011 to the items that we disclosed as our critical accounting policies and estimates in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2010.

Recent Accounting Pronouncements

For information on the recent accounting pronouncements impacting our business, see Note 1 of the Notes to Consolidated Financial Statements included elsewhere in this Quarterly Report.

Results of Operations

Product Sales

(Dollars in millions)	Three Months Ended September 30,				Nine Months Ended September 30,
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Clinical diagnostics	$86.6	$74.9	$11.7	16%	$262.3	$225.7	$36.6	16%
Blood screening	47.4	50.3	(2.9)	-6%	137.3	155.5	(18.2)	-12%
Research products and services	2.4	3.1	(0.7)	-23%	7.8	10.4	(2.6)	-25%

Total product sales	$136.4	$128.3	$8.1	6%	$407.4	$391.6	$15.8	4%

As a percent of total revenues	98%	97%			97%	96%

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

Product sales increased by 6% and 4% during the three and nine month periods ended September 30, 2011 as compared to the same periods of the prior year. These results were primarily attributed to higher contributions from product lines of our acquired companies and APTIMA assay sales, offset by lower blood screening and research products and services revenues.

Clinical Diagnostic Product Sales

Clinical diagnostic product sales, including assay, instrument, and ancillary sales, represented $86.6 million, or 63% of product sales during the third quarter of 2011, compared to $74.9 million, or 58% of product sales during the same period of the prior year. The $11.7 million increase during the three month period ended September 30, 2011, as compared to the same period of the prior year, was primarily attributed to increased APTIMA sales, the inclusion of product sales of our acquired GTI Diagnostics business, and increased sales of transplant diagnostics products. Clinical diagnostic product sales, including assay, instrument, and ancillary sales, represented $262.3 million, or 64% of product sales during the first nine months of 2011, compared to $225.7 million, or 58% of product sales during the same period of the prior year. The $36.6 million increase during the nine month period ended September 30, 2011, as compared to the same period of the prior year, was primarily attributed to increased APTIMA sales, the inclusion of product sales of our acquired GTI Diagnostics business, and increased sales of transplant diagnostics and other infectious disease products.

Clinical diagnostic product sales were positively affected by favorable estimated exchange rate impacts of $0.7 million during the third quarter of 2011 as compared to the same period of the prior year, primarily due to a weaker U.S. dollar versus the Euro and the Canadian dollar. Clinical diagnostic product sales were positively affected by favorable estimated exchange rate impacts of $2.7 million during the first nine months of 2011 as compared to the same period of the prior year, primarily due to a weaker U.S. dollar versus the Euro and Canadian dollar.

Blood Screening Product Sales

Blood screening product sales, including assay, instrument, and ancillary sales, represented $47.4 million, or 35% of product sales during the third quarter of 2011, compared to $50.3 million, or 39% of product sales during the same period of the prior year. The $2.9 million decrease during the third quarter of 2011 as compared to the same period of the prior year was primarily attributed to decreased sales of blood screening-related instrumentation to Novartis. Blood screening product sales, including assay, instrument, and ancillary sales, represented $137.3 million, or 34% of product sales during the first nine months of 2011, compared to $155.5 million, or 40% of product sales during the same period of the prior year. The $18.2 million decrease during the nine months ended September 30, 2011 as compared to the same period of the prior year was primarily attributed to decreased sales of blood screening-related instrumentation and assays to Novartis, and lower net revenue payments received from Novartis due to fluctuations in Novartis’ inventory levels.

Blood screening product sales were positively affected by favorable estimated exchange rate impacts of $1.7 million and $1.9 million during the three and nine month periods ended September 30, 2011, respectively, as compared to the same periods of the prior year, primarily due to a weaker U.S. dollar versus the Euro.

Research Products and Services

We established an additional category of product sales as a result of our acquisition of Tepnel in 2009, which we refer to as “Research products and services.” These sales represent outsourcing services for the pharmaceutical, biotechnology and healthcare industries, including nucleic acid purification and analysis services, as well as the sale of monoclonal antibodies. These sales totaled $2.4 million during the third quarter of 2011, compared to $3.1 million during the same period of the prior year, a decrease of $0.7 million. During the first nine months of 2011, research products and services revenue was $7.8 million, compared to $10.4 million during the same period of the prior year, a decrease of $2.6 million. The decreases during the three and nine month periods ended September 30, 2011 as compared to the same periods of the prior year were primarily due to continued market weakness affecting contract research organizations.

Collaborative Research Revenue

(Dollars in millions)	Three Months Ended September 30,				Nine Months Ended September 30,
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Collaborative research revenue	$1.1	$3.4	$(2.3)	-68%	$6.3	$10.8	$(4.5)	-42%
As a percent of total revenues	1%	3%			2%	3%

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

Collaborative research revenue decreased 68% during the third quarter of 2011 compared to the same period of the prior year. Collaborative research revenue decreased 42% during the first nine months of 2011 compared to the same period of the prior year. The $2.3 million and $4.5 million decreases during the three and nine month periods ended September 30, 2011, respectively, as compared to the same periods of the prior year, were primarily due to decreased reimbursements received from Novartis for shared development expenses attributable to the development of the PANTHER instrument and product enhancements for use in the blood screening market.

Collaborative research revenue tends to fluctuate based on the type and amount of research services performed, the status of projects under collaboration and the achievement of milestones. Due to the nature of our collaborative research revenue, results in any one period are not necessarily indicative of the results that will be achieved in the future. Our ability to generate additional collaborative research revenue depends, in part, on our ability to initiate and maintain relationships with potential and current collaborative partners and the advancement of related collaborative research and development activities.

Royalty and License Revenue

(Dollars in millions)	Three Months Ended September 30,				Nine Months Ended September 30,
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Royalty and license revenue	$1.6	$0.8	$0.8	100%	$4.3	$4.2	$0.1	2%
As a percent of total revenues	1%	1%			1%	1%

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

Royalty and license revenue doubled during the third quarter of 2011 compared to the same period of the prior year. The $0.8 million increase during the third quarter of 2011 as compared to the same period of the prior year was related to increased collaboration royalties received from Novartis related to the plasma testing market. Royalty and license revenue increased by 2% during the first nine months of 2011 compared to the same period of the prior year. The $0.1 million increase during the nine month period ended September 30, 2011 as compared to the same period of the prior year was attributable to increased collaboration royalties received from Novartis related to the plasma testing market, offset by decreases in other royalty and license revenue.

Royalty and license revenue may fluctuate based on the nature of the related agreements and the timing of receipt and recognition of license fees. Results in any one period are not necessarily indicative of the results that will be achieved in the future. In addition, our ability to generate additional royalty and license revenue will depend, in part, on our ability to market and commercialize our technologies.

Cost of Product Sales

(Dollars in millions)	Three Months Ended September 30,				Nine Months Ended September 30,
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Cost of product sales	$40.5	$42.1	$(1.6)	-4%	$121.9	$129.1	$(7.2)	-6%
Gross profit margin as a percent of product sales	70%	67%			70%	67%

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

Cost of product sales decreased 4% during the third quarter of 2011 compared to the same period of the prior year. The $1.6 million decrease was primarily due to lower instrumentation sales and royalty costs. These lower costs were partially offset by additional cost of product sales related to our acquired GTI Diagnostics business and higher sales of our APTIMA assays and transplant diagnostic products. Cost of product sales decreased 6% during the first nine months of 2011 compared to the same period of the prior year. The $7.2 million decrease was primarily due to lower instrumentation sales and lower research products and service revenues. These lower costs were partially offset by additional cost of product sales related to our acquired GTI Diagnostics business.

Our gross profit margin as a percentage of product sales increased to 70% during the three and nine month periods ended September 30, 2011 from 67% during the same periods of the prior year. These increases in gross profit margin as a percentage of product sales were principally attributed to higher APTIMA sales and lower sales of lower margin instrumentation. Partially offsetting these increases was a decrease in blood screening net revenues received from Novartis.

A portion of our blood screening revenues is attributable to sales of TIGRIS and PANTHER instruments to Novartis, which totaled $5.3 million and $14.7 million during the first nine months of 2011 and 2010, respectively. Under our collaboration agreement with Novartis, we sell instruments to Novartis at prices that approximate cost and share in profits of end-user sales in the United States. These instrument sales, therefore, negatively impact our gross margin percentage in the periods during which they occur, but are a necessary precursor to increased sales of blood screening assays in the future.

Acquisition-related Intangible Amortization

(Dollars in millions)	Three Months Ended September 30,				Nine Months Ended September 30,
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Acquisition-related intangible amortization	$2.8	$2.2	$0.6	27%	$8.3	$6.6	$1.7	26%
As a percent of total revenues	2%	2%			2%	2%

Amortization expense related to our acquired intangible assets increased 27% and 26% during the three and nine month periods ended September 30, 2011, respectively, as compared to the same periods of the prior year. These increases were attributable to additional amortization expense resulting from our acquisition of GTI Diagnostics in December 2010. Our acquired intangible assets are amortized using the straight-line method over their estimated useful lives, which range from 5 to 20 years.

Research and Development

(Dollars in millions)	Three Months Ended September 30,				Nine Months Ended September 30,
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Research and development	$27.9	$27.4	$0.5	2%	$84.5	$84.2	$0.3	0%
As a percent of total revenues	20%	21%			20%	21%

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

R&D expenses increased 2% during the third quarter of 2011 compared to the same period of the prior year. The $0.5 million increase was primarily attributable to additional R&D expenses related to our acquired GTI Diagnostics business. Overall, R&D expenses remained essentially constant during the first nine months of 2011 compared to the same period of the prior year. However, increased R&D expense as a result of the inclusion of R&D programs at our acquired GTI Diagnostics business was offset by a reduction in development expenses as a result of the wind-down of the clinical trials for our HPV, PCA3 and Trichomonas assays, and lower development costs resulting from the commercialization of our PANTHER instrument.

Marketing and Sales

(Dollars in millions)	Three Months Ended September 30,				Nine Months Ended September 30,
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Marketing and sales	$17.3	$13.9	$3.4	24%	$51.3	$44.5	$6.8	15%
As a percent of total revenues	12%	10%			12%	11%

Our marketing and sales expenses include salaries and other personnel-related expenses, promotional expenses, and fees for outside services.

Marketing and sales expenses increased 24% and 15%, respectively, during the three and nine month periods ended September 30, 2011 as compared to the same periods of the prior year. These increases were primarily attributed to increases in headcount, personnel-related expenses, and marketing activities attributable to our acquired GTI Diagnostics business and continued investment in international expansion, primarily in Western Europe.

General and Administrative

(Dollars in millions)	Three Months Ended September 30,				Nine Months Ended September 30,
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
General and administrative	$18.3	$11.5	$6.8	59%	$55.2	$41.2	$14.0	34%
As a percent of total revenues	13%	9%			13%	10%

Our general and administrative, or G&A, expenses include expenses for our finance, legal, strategic planning and business development, public relations and human resources functions.

G&A expenses increased 59% and 34% during the three and nine month periods ended September 30, 2011 as compared to the same periods of the prior year. The $6.8 million and $14.0 million increases during the three and nine month periods ended September 30, 2011, respectively, were primarily attributable to higher G&A costs relating to litigation, patent prosecution and other professional services, our acquired GTI Diagnostics business, stock-based compensation and costs associated with the consolidation of our United Kingdom operations. Additionally, in the third quarter of 2010, we received a $2.9 million arbitration award for attorneys’ fees and costs related to an arbitration proceeding with Digene Corporation (now Qiagen Gaithersburg, Inc.), which reduced G&A expenses for the three and nine month periods ended September 30, 2010.

Total Other Income (Expense), Net

(Dollars in millions)	Three Months Ended September 30,				Nine Months Ended September 30,
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Investment and interest income	$3.7	$3.2	$0.5	16%	$7.4	$10.4	$(3.0)	-29%
Interest expense	(0.5)	(0.6)	0.1	-17%	(1.5)	(1.7)	0.2	-12%
Gain on contingent consideration	—	1.5	(1.5)	-100%	—	7.6	(7.6)	-100%
Other-than-temporary impairment loss on equity investment	(39.5)	—	(39.5)	N/M	(39.5)	—	(39.5)	N/M
Other income (expense), net	(1.4)	0.3	(1.7)	-567%	0.1	(0.1)	0.2	-200%

Total other income (expense), net	$(37.7)	$4.4	$(42.1)	-957%	$(33.5)	$16.2	$(49.7)	-307%

Investment and Interest Income

The $0.5 million increase in investment and interest income during the third quarter of 2011 as compared to the same period of the prior year is primarily attributed to increased investment and interest income resulting from higher net realized gains on sales of marketable securities and lower purchase premium amortizations from our tax-advantaged municipal bonds during the third quarter of 2011 as compared to the same period of the prior year.

The $3.0 million decrease in investment and interest income during the first nine months of 2011 as compared to the same period of the prior year is primarily attributed to lower net realized gains on sales of marketable securities, decreased interest income due to lower investment balances in 2011 as a result of the sale of investments to fund our stock repurchase programs and recent acquisitions, and higher purchase premium amortizations from our tax-advantaged municipal bonds.

Gain on Contingent Consideration

We recorded gains of $1.5 million and $7.6 million for the three and nine month periods ended September 30, 2010, respectively, as a result of reductions in the fair value of the contingent consideration liability related to our acquisition of Prodesse.

The fair value of our contingent consideration liability is $0 as of September 30, 2011, because we do not currently expect to make any further milestone payments related to our acquisition of Prodesse. Future milestone payments, if any, will occur by the second quarter of 2012.

Other-than-temporary Impairment Loss on Equity Investment

In June 2010, we purchased $50.0 million of Pacific Biosciences’ Series F preferred stock as a participant in Pacific Biosciences’ Series F preferred stock round of financing, which raised a total of approximately $109.0 million. In October 2010, Pacific Biosciences completed an initial public offering of its common stock at a price of $16.00 per share, and the stock now trades on the NASDAQ Global Select Market under the symbol “PACB.” As a result of the initial public offering, our preferred stock was converted into common stock with a basis of $15.26 per share.

In the third quarter of 2011, Pacific Biosciences’ share price declined from $12.00 per share on July 1 to $3.21 per share on September 30. The share prices of other publicly-traded sequencing companies also declined during the third quarter due to market conditions. As of September 30, 2011, the trading price of the Pacific Biosciences common stock had declined by approximately 80% from the original cost basis of our investment and our Pacific Biosciences’ common stock had been in an unrealized loss position for approximately seven months.

The determination of whether a decline in value is other-than-temporary is, in part, subjective and influenced by many factors. We considered various factors in determining whether the impairment was deemed to be other-than-temporary, including the near-term and long-term prospects of Pacific Biosciences, the length of time and relative magnitude of the price decline, the general and industry-specific market conditions affecting Pacific Biosciences, the views of external investment analysts, and our intent and ability to hold the investment until the price recovers.

Based on our consideration of the relevant accounting guidance and because the trading price of the Pacific Biosciences common stock may remain below our cost basis for an extended period of time, we recognized a $39.5 million OTTI loss in the third quarter of 2011 related to our investment in Pacific Biosciences, even though the market price of Pacific Biosciences’ common stock may recover to at least our original cost over time.

We originally invested in Pacific Biosciences with a long-term horizon and continue to possess the intent and ability to hold our shares for the long-term. In addition to our investment, we are collaborating with Pacific Biosciences in the development of third generation sequencing systems for in vitro diagnostics. We believe that third generation sequencing technology offers multiple advantages over earlier methods, including lower cost and greater speed. Despite the recent decline in the trading price of Pacific Biosciences’ common stock, we continue to believe that significant value exists within Pacific Biosciences related to third generation sequencing technology, especially as it may be applied to the diagnostics market.

Other Income (Expense), Net

Other income (expense), net decreased by $1.7 million during the third quarter of 2011 as compared to the same period of the prior year, primarily related to unfavorable exchange rate impacts. Other income (expense), net increased by $0.2 million during the first nine months of 2011 as compared to the same period of the prior year, primarily related to favorable exchange rate impacts.

Income Tax Expense

(Dollars in millions)	Three Months Ended September 30,				Nine Months Ended September 30,
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Income tax expense	$10.0	$12.4	$(2.4)	-19%	$33.1	$37.5	$(4.4)	-12%
As a percent of income (loss) before income tax	N/M	31%			52%	32%

The decrease in our income tax expense during the three and nine month periods ended September 30, 2011, as compared to the same periods of the prior year, was the result of lower pre-tax earnings, excluding the OTTI loss on our equity investment in Pacific Biosciences in the third quarter of 2011, and gains on contingent consideration recognized during the prior year. Additionally, income tax expense declined due to lower 2011 California taxes resulting from a change in the law, and benefit for the federal research credit during 2011 which was not in effect during the three and nine month periods ended September 30, 2010.

Liquidity and Capital Resources

(Dollars in millions)	September 30, 2011	December 31, 2010
Cash, cash equivalents and current marketable securities	$302.4	$230.3
Working capital	$166.4	$93.3
Current ratio	1.5:1	1.3:1

Our working capital as of September 30, 2011 increased $73.1 million from December 31, 2010, primarily as a result of an increase in cash and cash equivalents during the period. During the first nine months of 2011, we generated $127.8 million and $50.9 million from operating and investing activities, respectively, and used $95.8 million in financing activities.

The primary objectives of our investment policy are liquidity and safety of principal. Consistent with these objectives, investments are made with the goal of achieving the highest rate of return. The policy places emphasis on securities of high credit quality, with restrictions placed on maturities and concentration by security type and issue.

Our marketable securities include equity securities, treasury securities, tax advantaged municipal securities and Federal Deposit Insurance Corporation, or FDIC, insured corporate bonds. Our investment policy limits the effective maturity on individual securities to six years and an average portfolio maturity to three years with a minimum Moody’s credit rating of A3 or a Standard & Poor’s credit rating of A-. As of September 30, 2011, our portfolios had an average maturity of three years and an average credit quality of AA1 as defined by Moody’s.

(Dollars in millions)	Nine Months Ended September 30,
	2011	2010	$ Change
Cash provided by (used in):
Operating activities	$127.8	$125.6	$2.2
Investing activities	50.9	15.8	35.1
Financing activities	(95.8)	(73.7)	(22.1)
Purchases of property, plant and equipment (included in investing activities above)	(34.4)	(22.1)	(12.3)

Our primary source of liquidity has been cash from operations, which includes the collection of accounts and other receivables related to product sales, collaborative research agreements, and royalty and license fees. Additionally, our liquidity was enhanced in 2009 by our credit facility with Bank of America, N.A., or Bank of America, described in Note 7 — Borrowings, of the Notes to the Consolidated Financial Statements included elsewhere in this Quarterly Report. Our primary short-term cash needs, which are subject to change, include continued R&D spending to support new products, costs related to commercialization of products and purchases of instrument systems for placement with our customers. In addition, we may use cash for strategic purchases which may include the acquisition of businesses and/or technologies complementary to our business and for stock repurchase programs. Certain R&D costs may be funded under collaboration agreements with our collaboration partners.

Operating activities provided net cash of $127.8 million during the first nine months of 2011, primarily from net income of $30.3 million and non-cash charges to net income of $97.5 million. Non-cash charges primarily consisted of an OTTI loss on our equity investment in Pacific Biosciences of $39.5 million, stock-based compensation expense of $19.2 million, depreciation of $19.3 million and amortization of intangibles of $15.7 million.

Net cash provided by investing activities during the first nine months of 2011 was $50.9 million. We received $99.6 million in net proceeds from the sale and maturities of marketable securities, which was offset by purchases of property, plant and equipment of $34.4 million, purchases of capitalized software of $5.0 million, purchases of intangible assets, including license fees, of $5.0 million, and a $4.0 million investment in Roka Bioscience, Inc.

Net cash used in financing activities during the first nine months of 2011 was $95.8 million, primarily driven by $150.0 million used to repurchase and retire approximately 2.5 million shares of our common stock under our February 2011 stock repurchase program. This use of cash was offset by $43.4 million in proceeds from the issuance of our common stock under equity incentive and employee stock purchase plans, $8.0 million in additional net borrowings under our credit facility and $4.4 million in excess tax benefits from stock-based compensation.

We believe that our available cash balances, anticipated cash flows from operations, proceeds from stock option exercises and borrowings under our revolving credit facility will be sufficient to satisfy our operating needs for the foreseeable future. However, we operate in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, we may in the future be required to raise additional funds through the sale of equity or debt securities or from additional credit facilities. Additional capital, if needed, may not be available on satisfactory terms, or at all. Further, debt financing may subject us to covenants restricting our operations. Because our current credit facility is secured by our marketable debt securities, any significant needs for cash may cause us to liquidate some or all of our marketable debt securities resulting in the need to partially or completely pay down or refinance this indebtedness.

Contractual Obligations

We did not enter into any material contractual obligations during the three months ended September 30, 2011. We have no material contractual obligations that are not fully recorded on our consolidated balance sheets or fully disclosed in the Notes to our Consolidated Financial Statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to interest earned on our investment portfolio and the amount of interest payable on our senior secured revolving credit facility with Bank of America. As of September 30, 2011, the total principal amount outstanding under the revolving credit facility was $248.0 million. At our option, loans accrue interest at a per annum rate based on, either: the base rate (the base rate is defined as the greatest of (i) the federal funds rate plus a margin equal to 0.50%, (ii) Bank of America’s prime rate and (iii) the London Interbank Offered Rate, or LIBOR, plus a margin equal to 1.00%); or LIBOR plus a margin equal to 0.60%, in each case for interest periods of 1, 2, 3 or 6 months as selected by us. We do not believe that we are exposed to significant interest rate risk with respect to our credit facility based on our option to select the rate at which interest accrues under the credit facility, the short-term nature of the borrowings and our ability to pay off the outstanding balance in a timely manner if the applicable interest rate under the credit facility increases above the current interest rate yields on our investment portfolio. A 100 basis point increase or decrease in interest rates would increase or decrease our interest expense by approximately $2.5 million on an annual basis.

Our risk associated with fluctuating interest income is limited to our investments in interest rate sensitive financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage this exposure to interest rate changes. We seek to ensure the safety and preservation of our invested principal by limiting default risk, market risk, and reinvestment risk. We mitigate default risk by investing in investment grade securities with an average portfolio maturity of no more than three years. A 25 basis point increase or decrease in interest rates would increase or decrease our current investment balance by approximately $1.7 million on an annual basis. While changes in interest rates may affect the fair value of our investment portfolio, any gains or losses are not recognized in our consolidated statements of income until the investment is sold or if a reduction in fair value is determined to be other-than-temporary.

Equity Price Risk

In connection with a collaboration agreement we entered into with Pacific Biosciences in June 2010, we purchased $50.0 million of Pacific Biosciences’ Series F preferred stock as a participant in Pacific Biosciences’ Series F preferred stock round of financing, which raised a total of approximately $109.0 million. In October 2010, Pacific Biosciences completed an initial public offering of its common stock at a price of $16.00 per share, and the stock now trades on the NASDAQ Global Select Market under the symbol “PACB.” As a result of the initial public offering, our Pacific Biosciences’ preferred stock was converted into common stock.

Our investment in Pacific Biosciences is subject to market price volatility. Fluctuations in the market price of publicly traded securities may result from perceived changes in the underlying economic characteristics of the issuer, the relative price of alternative investments, general market conditions and other factors.

We originally recorded our $50.0 million investment in Pacific Biosciences’ preferred stock on a cost basis in our consolidated financial statements. Since Pacific Biosciences completed its initial public offering, our investment in Pacific Biosciences has been marked to fair market value each reporting period. We periodically review our marketable equity securities for other-than-temporary declines in fair value below their cost basis, or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. In the third quarter of 2011, we recorded a $39.5 million OTTI loss on our investment in Pacific Biosciences. As of September 30, 2011, our investment in Pacific Biosciences had a fair market value of $10.5 million.

A 10% percent increase or decrease in the fair value of our investment in Pacific Biosciences would result in an increase or decrease to the fair value of our investment of approximately $1.1 million. Because the market price for our investment in Pacific Biosciences is subject to ongoing fluctuation, the amount we may eventually realize from a subsequent sale of our investment may differ significantly from the reported market value.

Foreign Currency Exchange Risk

Although the majority of our revenue is realized in U.S. dollars, some portions of our revenue are realized in foreign currencies. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. We translate the financial statements of our non-U.S. operations using the end-of-period exchange rates for assets and liabilities and the average exchange rates for each reporting period for results of operations. Net gains and losses resulting from the translation of foreign financial statements and the effect of exchange rates in intercompany receivables and payables of a long-term investment nature are recorded as a separate component of stockholders’ equity under the caption “Accumulated other comprehensive income.” These adjustments will affect net income (loss) upon the sale or liquidation of the underlying investment.

Under our collaboration agreement with Novartis, a growing portion of blood screening product sales is from western European countries. As a result, our international blood screening product sales are affected by changes in the foreign currency exchange rates of those countries where Novartis’ business is conducted in Euros or other local currencies. Based on international blood screening product sales during the first nine months of 2011, a 10% movement of currency exchange rates would result in a blood screening product sales increase or decrease of approximately $5.6 million annually. Similarly, a 10% movement of currency exchange rates would result in a clinical diagnostic product sales increase or decrease of approximately $5.7 million annually. A 10% movement of currency exchange rates would result in a research products and services sales increase or decrease of approximately $1.0 million annually. The majority of our collaborative research revenues and royalty and license revenues are denominated in U.S. dollars and, as such, are not subject to exchange rate exposure. Our exposure for both blood screening and clinical diagnostic product sales is primarily in the U.S. dollar versus the Euro, British pound, Australian dollar and Canadian dollar.

Our total accounts payable denominated in foreign currencies as of September 30, 2011 were not material. Our trade accounts receivable by currency as of September 30, 2011 reflected in U.S. dollar equivalents were as follows (in millions):

U.S. dollar	$43.8
Euro	7.1
British pound	3.9
Canadian dollar	1.2
Other	0.3

Total gross trade accounts receivable	$56.3

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2011.

An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any change in our internal control over financial reporting that occurred during our latest fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

A description of our material pending legal proceedings is disclosed in Note 9 — Contingencies, of the Notes to the Consolidated Financial Statements included elsewhere in this Quarterly Report and is incorporated by reference herein. We are also engaged from time to time in other legal actions arising in the ordinary course of our business and believe that the ultimate outcome of these actions will not have a material adverse effect on our business, financial condition or results of operations. However, due to the uncertainties inherent in litigation, no assurance can be given as to the outcome of these proceedings. If any of these matters were resolved in a manner unfavorable to us, our business, financial condition and results of operations would be harmed.

Item 1A. Risk Factors

Set forth below and elsewhere in this Quarterly Report on Form 10-Q, and in other documents we file with the SEC, are descriptions of risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. Because of the following factors, as well as other variables affecting our operating results, past financial performance should not be considered a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods. The risks and uncertainties described below are not the only ones we face. Other events that we do not currently anticipate or that we currently deem immaterial may also affect our results of operations and financial condition. We have marked with an asterisk those risk factors that reflect substantive changes from the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Our business depends on the overall demand for our products and on the economic health of our current and prospective customers. Our projected revenues and operating results are based on assumptions concerning certain levels of customer demand. Although these effects are difficult to quantify, we believe that relative to our expectations we have experienced modest declines in product sales growth rates in recent periods, due in part to current macroeconomic conditions and pressures on healthcare utilization. A continued weakening of the global and domestic economies, or a reduction in customer spending or credit availability, could result in downward pricing pressures, delayed or decreased purchases of our products and longer sales cycles. Furthermore, during challenging economic times our customers may face issues gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. If that were to occur, we may be required to increase our allowance for doubtful accounts. If economic and market conditions in the United States, Europe or other key markets persist, spread, or deteriorate further, we may experience adverse effects on our business, operating results and financial condition.

We are dependent on Novartis and other third parties for the distribution of some of our products. If any of our distributors terminates its relationship with us or fails to adequately perform, our product sales will suffer.*

We rely on Novartis to distribute blood screening products we manufacture. Commercial product sales to Novartis accounted for 34% of our total product sales for the first nine months of 2011 and 39% of our total product sales for 2010. In January 2009, we extended the term of our blood screening collaboration with Novartis to June 30, 2025, subject to earlier termination under certain limited circumstances specified in the collaboration agreement. In addition, we supply our transcription-mediated amplification, or TMA, assay for the qualitative detection of HCV and analyte specific reagents, or ASRs, for the quantitative detection of HCV to Siemens Healthcare Diagnostics, Inc., or Siemens, pursuant to a collaboration agreement. We also rely on distributors for the distribution of certain of our products in various territories throughout the world. Distribution rights revert back to us upon termination of the distribution agreements.

If any of our distribution or marketing agreements is terminated, particularly our collaboration agreement with Novartis, or if we elect to distribute new products directly, we will have to invest in additional sales and marketing resources, including additional field sales personnel, which would significantly increase future selling, general and administrative expenses. We may not be able to enter into new distribution or marketing agreements on satisfactory terms, or at all. If we fail to enter into acceptable distribution or marketing agreements or fail to successfully market our products, our product sales will decrease. We may also be exposed to risks as a result of transitioning a territory from a distributor sales model to a direct sales model, such as difficulties maintaining relationships with specific customers or hiring appropriately trained personnel, any of which could result in lower revenues than we previously received from our distributor in that territory.

If we cannot maintain our current corporate collaborations and enter into new corporate collaborations, our product development could be delayed. In particular, any failure by us to maintain our blood screening collaboration with Novartis would have a material adverse effect on our business.

We rely, to a significant extent, on our corporate collaborators for funding the development of and marketing for certain of our products. In addition, we expect to rely on our corporate collaborators for the commercialization of certain products. If any of our corporate collaborators were to breach or terminate its agreement with us or otherwise fail to conduct its collaborative activities successfully and in a timely manner, the development or commercialization and subsequent marketing of the products contemplated by the collaboration could be delayed or terminated. We cannot control the amount and timing of resources our corporate collaborators devote to our programs or potential products.

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

The development of new or enhanced products is a complex and uncertain process requiring the accurate anticipation of technological, market and medical practice trends, as well as precise technological execution. In addition, the successful development of new products will depend on the development of new technologies. We may be required to undertake time-consuming and costly development activities and to seek regulatory approval for these new products. We may experience difficulties that could delay or prevent the successful development, introduction and marketing of these new products. We have experienced delays in receiving FDA clearance in the past. Regulatory clearance or approval of any new products we may develop, such as our PROGENSA PCA3 assay and our PANTHER instrument system, may not be granted by the FDA or foreign regulatory authorities on a timely basis, or at all, and these and other new products may not be successfully commercialized. Failure to timely achieve regulatory approval for our products and introduce products to market could negatively affect our growth objectives and financial performance.

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

In the markets for clinical diagnostic products, a number of competitors, including F. Hoffman-La Roche Ltd. and its affiliate Roche Molecular Systems, Inc., which we refer to collectively as Roche, Abbott Laboratories, through its subsidiary Abbott Molecular Inc., which we refer to collectively as Abbott, Becton Dickinson and Company, or BD, Siemens, QIAGEN N.V., One Lambda, Inc., bioMérieux, and Hologic Inc., currently compete with us for product sales, primarily on the basis of technology, quality, reputation, accuracy, ease of use, price, reliability, the timing of new product introductions and product line offerings. Our existing competitors or new market entrants may be in a better position than we are to respond quickly to new or emerging technologies, may be able to undertake more extensive marketing campaigns, may adopt more aggressive pricing policies and may be more successful in attracting potential customers, employees and strategic partners. Many of our competitors have, and in the future these and other competitors may have, significantly greater financial, marketing, sales, manufacturing, distribution and technological resources than we do. Moreover, these companies may have substantially greater expertise in conducting clinical trials and research and development, greater ability to obtain necessary intellectual property licenses and greater brand recognition than we do, any of which may adversely affect our customer retention and market share.

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

In the market for blood screening products, the primary competitor to our collaboration with Novartis is Roche, which received FDA approval of its PCR-based NAT tests for blood screening in December 2002 and received FDA approval of a multiplex real-time PCR assay to screen donated blood in December 2008. Our collaboration with Novartis also competes with blood banks and laboratories that have internally developed assays based on PCR technology, Ortho-Clinical Diagnostics, Inc., a subsidiary of Johnson & Johnson that markets an HCV antigen assay, and Abbott and Siemens with respect to immunoassay products. In the future, our collaboration blood screening products may also compete with viral inactivation or reduction technologies and blood substitutes.

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

Our products are subject to various governmental regulations, which may result in us incurring significant compliance costs or experiencing delays or difficulties in commercializing our products.*

The clinical diagnostic and blood screening products we design, develop, manufacture and market are subject to rigorous regulation by the FDA and numerous other federal, state and foreign governmental authorities. We generally are prohibited from marketing our clinical diagnostic products in the United States unless we obtain either 510(k) clearance or premarket approval from the FDA. In August 2010, the FDA’s Center for Devices and Radiological Health, or CDRH, issued two reports outlining potential changes to the 510(k) regulatory process. In addition, in January 2011, the CDRH issued an implementation plan containing 25 specific actions to be implemented in 2011 relating to the 510(k) regulatory process and associated administrative matters. The CDRH also deferred action on several other initiatives, including the creation of a new class of devices that would be subject to heightened review processes, until the Institute of Medicine issued a related report on the 510(k) regulatory process, which was released in late July 2011. The FDA is reviewing the Institute of Medicine’s report as well as public input to determine what, if any, recommendations the FDA will adopt with respect to the 510(k) regulatory process. Many of the actions proposed by the CDRH could result in significant changes to the 510(k) process, which would likely complicate the process of getting products cleared by the FDA. Delays in receipt of, or failure to obtain, clearances or approvals for future products could delay or preclude realization of product revenues from new products or result in substantial additional costs which could decrease our profitability.

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

The process of seeking and obtaining regulatory approvals to market our products, particularly from the FDA and some foreign governmental authorities, can be costly and time consuming, and approvals might not be granted for future products on a timely basis, or at all. In addition, unexpected complications in conducting clinical trials could cause us to incur unanticipated expenses or result in delays or difficulties in receiving FDA approval or clearance. For example, when we started the U.S. clinical trial for our investigational APTIMA HPV assay we originally expected that we would enroll and test approximately 7,000 women. However, we actually enrolled approximately 13,000 women in the trial based on the actual prevalence of cervical disease observed. We recently submitted applications to the FDA for clearance or approval of a number of assays, including our PROGENSA PCA3 assay, as well as the use of our PANTHER instrument system to run our APTIMA Combo 2 assay. In August 2011, we were informed that our PROGENSA PCA3 assay would not be reviewed by the Immunology Panel of FDA’s Medical Devices Advisory Committee, or the Panel, at the Panel’s meeting in October 2011 as previously scheduled, but will be reviewed by the Panel at a later date. There can be no assurances as to the outcome of the Panel’s meeting or regarding whether our PROGENSA PCA3 assay, or the use of our PANTHER instrument system, will be approved for sale in the United States on a timeline consistent with our expectations, or at all. Failure to obtain or delay in obtaining FDA clearance or approval of any of our newly developed assays or our PANTHER instrument system could have a material adverse effect on our financial performance.

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

Certain assay reagents may be sold in the United States as ASRs without 510(k) clearance or premarket approval from the FDA. However, the FDA restricts the sale of these ASR products to clinical laboratories certified to perform high complexity testing under the Clinical Laboratory Improvement Amendments, or CLIA, and also restricts the types of products that can be sold as ASRs. In addition, each laboratory must validate the ASR product for use in diagnostic procedures as a laboratory developed test. We currently offer several ASR products including

ASRs for use in the detection of PCA3 RNA and for use in the detection of Trichomonas vaginalis RNA. We also have developed an ASR for the detection of HCV RNA that Siemens provides to Quest Diagnostics Incorporated. In September 2007, the FDA published guidance that defines the types of products that can be sold as ASRs. Under the terms of this guidance and the “ASR Manufacturer Letter” issued in June 2008 by the Office of In Vitro Diagnostic Device Evaluation and Safety at the FDA, it may be more challenging for us to market some of our ASR products and we may be required to terminate those ASR product sales, conduct clinical studies and make submissions of our ASR products to the FDA for clearance or approval.

In addition to ASRs, certain research use only, or RUO, products may be sold in the United States without 510(k) clearance or premarket approval from the FDA. The FDA generally considers RUO products as products that are in the laboratory research phase of development and which are not represented as an effective in vitro diagnostic product. We currently sell certain RUO products for immunology and DNA extraction purposes. In June 2011, the FDA issued draft guidance indicating that RUO product manufacturers should not sell RUO products to customers whom they know use the product for clinical diagnostic use. Comments to the FDA’s draft guidance were due in August 2011. If the FDA issues final guidance imposing obligations on RUO product manufacturers as proposed in the draft guidance, we will be subject to additional restrictions, which may include potentially having to cease sales of RUO products to certain customers, and we will likely incur increased compliance costs related to the sale of our RUO products to other customers.

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

Our gross profit margin percentage on the sale of blood screening assays may decrease upon the implementation of smaller pool size or individual donor testing.*

We currently receive revenues from the sale of blood screening assays primarily for use with pooled donor samples, particularly in the United States. In pooled testing, multiple donor samples are initially screened by a single test. Since Novartis sells blood screening assays under our collaboration to blood screening centers primarily on a per donation basis, our profit margins are greater when a single test can be used to screen multiple donor samples.

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

Because we depend on a small number of customers for a significant portion of our product sales, the loss of any of these customers or any cancellation or delay of a large purchase by any of these customers could significantly reduce our revenues.*

Historically, a limited number of customers have accounted for a significant portion of our product sales, and we do not have any long-term commitments with these customers, other than pursuant to our collaboration agreement with Novartis. Product sales from our blood screening collaboration with Novartis accounted for 34% of our total product sales for the nine months ended September 30, 2011 and 39% of our total product sales for 2010. Our blood screening collaboration with Novartis is largely dependent on two significant customers in the United States, The American Red Cross and Creative Testing Solutions, although we do not receive any revenues directly from those entities. Novartis was our only customer that accounted for greater than 10% of our total revenues during both the first nine months of 2011 and 2010. However, various state and city public health agencies accounted for an aggregate of 8% of our total revenues for both the first nine months of 2011 and for 2010. Although state and city public health agencies are legally independent of each other, we believe they tend to act similarly with respect to their product purchasing decisions. We anticipate that our operating results will continue to depend to a significant extent upon revenues from a small number of customers. The loss of any of our key customers, or a significant reduction in sales volume or pricing to those customers, could significantly reduce our revenues.

Intellectual property rights on which we rely to protect the technologies underlying our products may be inadequate to prevent third parties from using our technologies or developing competing products.*

Our success will depend in part on our ability to obtain patent protection for, or maintain the secrecy of, our proprietary products, processes and other technologies for the development of blood screening and clinical diagnostic products and instruments. Although we had more than 560 U.S. and foreign patents covering our products and technologies as of September 30, 2011, these patents, or any patents that we may own or license in the future, may not afford meaningful protection for our technology and products. The pursuit and assertion of a patent right, particularly in areas like nucleic acid diagnostics and biotechnology, involve complex determinations and, therefore, are characterized by substantial uncertainty. In addition, the laws governing patentability and the scope of patent coverage continue to evolve, particularly in biotechnology. As a result, patents might not issue from certain of our patent applications or from applications licensed to us. Our existing patents will expire by February 16, 2030 and the patents we may obtain in the future also will expire over time.

The scope of any of our issued patents may not be broad enough to offer meaningful protection. In addition, others may challenge our current patents or patents we may obtain in the future and, as a result, these patents could be narrowed, invalidated or rendered unenforceable, or we may be forced to stop using the technology covered by these patents or to license technology from third parties.

In addition, there are numerous recent changes to the patent laws and proposed changes to the rules of the U.S. Patent and Trademark Office, which may have a significant impact on our ability to protect our technology and enforce our intellectual property rights. For example, in September 2011 the U.S. enacted sweeping changes to the U.S. patent system under the Leahy-Smith America Invents Act, including changes that would transition the U.S. from a “first-to-invent” system to a “first to file” system and alter the processes for challenging issued patents. These changes could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents.

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

In February 2009, we entered into a credit agreement with Bank of America which provided for a one-year senior secured revolving credit facility in an amount of up to $180.0 million that is subject to a borrowing base formula. Subject to the terms of the credit agreement, including the amount of funds that we are permitted to borrow from time to time under the credit agreement, the revolving credit facility has a sub-limit for the issuance of letters of credit in a face amount of up to $10.0 million. In March 2009, we and Bank of America amended the credit facility to increase the amount which we may borrow from time to time under the credit agreement from $180.0 million to $250.0 million. The term of our credit facility with Bank of America has been extended twice and currently expires in February 2012. As of September 30, 2011, the total principal amount outstanding under the revolving credit facility was $248.0 million.

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

While there is a federal preemption defense against product liability claims for medical products that receive premarket approval from the FDA, such defense may not be available for products that we market under a 510(k) clearance. As such, we are subject to potential product liability claims as a result of the design, development, manufacture and marketing of certain of our clinical diagnostic products. Any product liability claim brought against us, with or without merit, could result in an increase of our product liability insurance rates. In addition, our insurance policies have various exclusions, and thus we may be subject to a product liability claim for which we have limited or no insurance coverage, in which case we may have to pay the entire amount of any award. In addition, insurance varies in cost and can be difficult to obtain, and we may not be able to obtain insurance in the future on terms acceptable to us, or at all. A successful product liability claim brought against us in excess of our insurance coverage, or which our insurance policies do not cover, may require us to pay substantial amounts, which could harm our business and results of operations.

We are exposed to risks associated with acquisitions and other long-lived and intangible assets that may become impaired and result in an impairment charge.

As of September 30, 2011, we had approximately $524.0 million of long-lived assets, including $16.7 million of capitalized software, net of accumulated amortization, relating primarily to our TIGRIS and PANTHER instruments, goodwill of $149.2 million, a $5.4 million investment in Qualigen, Inc., a $5.0 million investment in DiagnoCure, Inc., a $4.7 million investment in Roka Bioscience, Inc., and $172.7 million of capitalized licenses and manufacturing access fees, patents, purchased intangible assets and other long-term assets. Additionally, we had $68.1 million of land and buildings, $28.8 million of building improvements, $71.4 million of equipment and furniture and fixtures and $2.0 million in construction in progress. The substantial majority of our long-lived assets are located in the United States.

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

Historically, we have incurred significant costs in connection with the development of blood screening and clinical diagnostic products, as well as our TIGRIS and PANTHER instrument systems. We expect our R&D expense levels to remain high as we seek to expand our product offerings and continue to develop products and technologies in collaboration with our partners. As a result, we will need to continue to generate significant revenues to maintain current levels of profitability. Although we expect that our R&D expenses as a percentage of revenue will decrease in future periods, we may not be able to generate sufficient revenues to maintain current levels of profitability in the future. A potential reduction of profitability in the future could cause the market price of our common stock to decline.

Our marketable securities are subject to market and investment risks which may result in a loss of value.*

We engage one or more third parties to manage some of our cash consistent with an investment policy that restricts investments to debt securities of high credit quality, with requirements placed on maturities and concentration by security type and issue. These investments are intended to preserve principal while providing liquidity adequate to meet our projected cash requirements. Risk of principal loss is intended to be minimized through diversified short and medium term investments of high quality, but these investments are not, in every case, guaranteed or fully insured. In light of recent changes in the credit market, some high quality short term investment securities, similar to the types of securities that we invest in, have suffered illiquidity, events of default or deterioration in credit quality. If our short term investment portfolio becomes affected by any of the foregoing or other adverse events, we may incur losses relating to these investments. In addition, the Pacific Biosciences common stock we hold, which trades on the NASDAQ Global Select Market under the symbol “PACB,” is also subject to various market and investment risks. In the third quarter of 2011, we recognized a $39.5 million OTTI loss related to our investment in Pacific Biosciences. We may be exposed to additional losses in the value of our investment in Pacific Biosciences as a result of a further decline in the trading price of Pacific Biosciences’ common stock.

We may not have financing for future capital requirements, which may prevent us from addressing gaps in our product offerings or improving our technology.

Although historically our cash flow from operations has been sufficient to satisfy working capital and capital expenditure and R&D requirements, we may in the future need to incur debt or issue equity in order to fund these requirements, as well as to make acquisitions and other investments. If we cannot obtain debt or equity financing on acceptable terms or are limited with respect to incurring debt or issuing equity, we may be unable to address gaps in our product offerings or improve our technology, particularly through acquisitions or investments.

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

Significant additional work will be required for scaling-up manufacturing of each new product prior to commercialization, and we may not successfully complete this work. Manufacturing and quality control problems have arisen and may arise in the future as we attempt to scale-up our manufacturing of a new product, and we may not achieve scale-up in a timely manner, at a commercially reasonable cost or at all. In addition, although we expect some of our newer products and products under development to share production attributes with certain of our existing products, production of these newer products may require the development of new manufacturing technologies and expertise, which we may be unable to develop.

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

Our sales to international markets are subject to additional risks.*

Sales of our products outside the United States accounted for 23% of our total revenues for the first nine months of 2011 and 27% of our total revenues for 2010. Sales by Novartis of collaboration blood screening products outside of the United States accounted for 53% of our total international revenues for the first nine months of 2011 and 58% of our total international revenues for 2010.

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

Third-party payors’ reimbursement policies may affect sales of our products that screen for more than one pathogen at the same time, such as our APTIMA Combo 2 product for screening for the causative agents of chlamydial infections and gonorrhea in the same sample. Third-party payors may choose to reimburse our customers on a per test basis, rather than on the basis of the number of results provided by the test. This may result in our customers electing to use separate tests to screen for each disease so that they can receive reimbursement for each test they conduct. In that event, these entities likely would purchase separate tests for each disease, rather than products that test for more than one microorganism.

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

If a natural or man-made disaster strikes our manufacturing or warehouse storage facilities, we will be unable to manufacture or distribute our products for a substantial amount of time and may experience inventory shortfalls, which will cause our sales to decline.*

We manufacture substantially all of our products in five manufacturing facilities, two of which are located in San Diego, California, two of which are located in Waukesha, Wisconsin and the other is located in Stamford, Connecticut. These facilities and the manufacturing equipment we use would be costly to replace and could require substantial lead time to repair or replace. In addition, we use a third party logistics provider to store product inventory in the U.S. Our facilities or those of our third party logistics provider may be harmed by natural or man-made disasters or events, including, without limitation, earthquakes, tornadoes, fires and prolonged power outages. In the event any of these facilities is affected by such a disaster or event, we would be forced to rely on third-party manufacturers and may experience inventory shortages. The wildfires in San Diego in October 2007 required that we temporarily shut down our facility for the manufacture of blood screening products. In the event of a disaster or other similar event, we may lose customers and we may be unable to regain those customers thereafter. Although we possess insurance for damage to our property and the disruption of our business from casualties, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.

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

Portions of our information technology infrastructure may experience interruptions, delays or cessations of service or produce errors in connection with ongoing systems implementation work. In particular, we have implemented an enterprise resource planning software system to replace our various legacy systems. To more fully realize the potential of this system, we are continually reassessing and upgrading processes and this may be more expensive, time consuming and resource intensive than planned. Any disruptions that may occur in the operation of this system or any future systems or any unauthorized access to our information systems could increase our expenses and adversely affect our ability to report in an accurate and timely manner the results of our consolidated operations, our financial position and cash flows and to otherwise operate our business in a secure environment, all of which could adversely affect our financial results, stock price and reputation.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our common stock repurchase activity during the third quarter of 2011:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2011	83	$65.96	—	$102,028,452
August 1-31, 2011	1,764,666	58.52	1,744,291	—
September 1-30, 2011	—	—	—	—

Total (1) (2)	1,764,749		1,744,291

(1)

In February 2011, our Board of Directors authorized the repurchase of up to $150.0 million of our common stock until December 31, 2011, through negotiated or open market transactions. There was no minimum or maximum number of shares to be repurchased under the program. We repurchased approximately 1.7 million shares under this program during the third quarter of 2011 at an average price of $58.49 per share, or approximately $102.0 million in total. We completed the stock repurchase program in August 2011, repurchasing and retiring approximately 2.5 million shares since the program’s inception at an average price of $60.00 per share, or approximately $150.0 million in total.

In September 2011, our Board of Directors authorized the repurchase of up to an additional $100.0 million of our common stock from November 2011 through June 2012, through negotiated or open market transactions. There is no minimum or maximum number of shares to be repurchased under the program.

(2)

The difference between the total number of shares purchased and the total number of shares purchased as part of publicly announced plans or programs is due to the shares of common stock withheld by us for the payment of taxes upon vesting of certain employees’ restricted stock. During the third quarter of 2011, we repurchased and retired a total of 20,458 shares of our common stock, at an average price of $60.96, withheld by us to satisfy employee tax obligations upon vesting of restricted stock granted under our 2003 Incentive Award Plan. We may make similar repurchases in the future to satisfy employee tax obligations upon vesting of restricted stock.

Item 6. Exhibits

See the Exhibit Index and Exhibits filed or furnished in connection with this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEN-PROBE INCORPORATED

DATE: November 3, 2011	By:	/s/ Carl W. Hull
Carl W. Hull
President, Chief Executive Officer and Director
(Principal Executive Officer)

DATE: November 3, 2011	By:	/s/ Herm Rosenman
Herm Rosenman
Senior Vice President — Finance and Chief
Financial Officer (Principal Financial Officer and
Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

2.1(1)	Agreement and Plan of Merger, dated as of October 6, 2009, by and among Gen-Probe Incorporated, Prodigy Acquisition Corp., Prodesse, Inc. and Thomas M. Shannon and R. Jeffrey Harris, as the Securityholders’ Representative Committee.*

3.1(2)	Form of Amended and Restated Certificate of Incorporation of Gen-Probe Incorporated.

3.2(3)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Gen-Probe Incorporated.

3.3(4)	Amended and Restated Bylaws of Gen-Probe Incorporated.

3.4(5)	Certificate of Elimination of Series A Junior Participating Preferred Stock of Gen-Probe Incorporated.

4.1(2)	Specimen common stock certificate.

10.1†	Amendment No. 5 to Credit Agreement, Amendment No. 1 to Security Agreement and Amendment No. 1 to Pledged Collateral Account Control Agreement, dated as of September 30, 2011, by and between Gen-Probe Incorporated, as Borrower, Bank of America, N.A., as Lender, and Merrill Lynch, Pierce, Fenner & Smith Incorporated.

31.1†	Certification dated November 3, 2011, of Principal Executive Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification dated November 3, 2011, of Principal Financial Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1‡	Certification dated November 3, 2011, of Principal Executive Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2‡	Certification dated November 3, 2011, of Principal Financial Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS‡	XBRL Instance Document.

101.SCH‡	XBRL Schema Document.

101.CAL‡	XBRL Calculation Linkbase Document.

101.LAB‡	XBRL Label Linkbase Document.

101.PRE‡	XBRL Presentation Linkbase Document.

101.DEF‡	XBRL Definition Linkbase Document.

†	Filed herewith.
‡	Furnished herewith.
*	Gen-Probe has received confidential treatment with respect to certain portions of this exhibit.
(1)	Incorporated by reference to Gen-Probe’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on February 25, 2010.
(2)	Incorporated by reference to Gen-Probe’s Amendment No. 2 to Registration Statement on Form 10 (File No. 000-49834) filed with the SEC on August 14, 2002.
(3)	Incorporated by reference to Gen-Probe’s Quarterly Report on Form 10-Q (File No. 001-31279) for the quarterly period ended June 30, 2004 filed with the SEC on August 9, 2004.

(4)	Incorporated by reference to Gen-Probe’s Current Report on Form 8-K filed with the SEC on February 18, 2009.
(5)	Incorporated by reference to Gen-Probe’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on February 23, 2007.