Form 10-Q/A
period 2011-06-30
GEN PROBE INC
filed 2011-11-09
CIK 820237

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

EXPLANATORY NOTE

Gen-Probe Incorporated (“Gen-Probe” or the “Company”) is filing this amendment to its quarterly report on Form 10-Q (the “Form 10-Q”), originally filed with the Securities and Exchange Commission (the “SEC”) on August 3, 2011, as an exhibit-only filing solely for the purpose of amending Exhibits 10.4 and 10.5 filed with the Form 10-Q to reflect changes made to portions of Exhibits 10.4 and 10.5. No other information included in the Form 10-Q is amended by this Form 10-Q/A. The Company has also included Exhibits 31.3 and 31.4 as required by the filing of this amendment to the Form 10-Q.

Except as described above, this amendment does not reflect events occurring after the filing of the original Form 10-Q and no revisions are being made pursuant to this amendment to the Company’s financial statements or any other disclosure contained in the Form 10-Q.

PART II — OTHER INFORMATION

Item 6. Exhibits

Exhibit Number	Description

2.1(1)	Agreement and Plan of Merger, dated as of October 6, 2009, by and among Gen-Probe Incorporated, Prodigy Acquisition Corp., Prodesse, Inc. and Thomas M. Shannon and R. Jeffrey Harris, as the Securityholders’ Representative Committee.*

3.1(2)	Form of Amended and Restated Certificate of Incorporation of Gen-Probe Incorporated.

3.2(3)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Gen-Probe Incorporated.

3.3(4)	Amended and Restated Bylaws of Gen-Probe Incorporated.

3.4(5)	Certificate of Elimination of Series A Junior Participating Preferred Stock of Gen-Probe Incorporated.

4.1(2)	Specimen common stock certificate.

10.1(6)■	The 2003 Incentive Award Plan of Gen-Probe Incorporated (as last amended effective as of May 19, 2011).

10.2(7)	Amendment No. 4 to Credit Agreement dated as of June 24, 2011 by and between Gen-Probe Incorporated, as Borrower, and Bank of America, N.A., as Lender.

10.3(7)	Amendment No. 2 to Development Agreement for Panther Instrument System dated as of January 2, 2009 by and between Gen-Probe Incorporated and Stratec Biomedical Systems AG.**

10.4†	Amendment No. 3 to Development Agreement for Panther Instrument System dated as of February 1, 2011 by and between Gen-Probe Incorporated and Stratec Biomedical Systems AG.**

10.5†	Amendment No. 4 to Development Agreement for Panther Instrument System dated as of February 1, 2011 by and between Gen-Probe Incorporated and Stratec Biomedical Systems AG.**

31.1(7)	Certification dated August 3, 2011, of Principal Executive Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(7)	Certification dated August 3, 2011, of Principal Financial Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3†	Certification dated November 9, 2011, of Principal Executive Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4†	Certification dated November 9, 2011, of Principal Financial Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(8)	Certification dated August 3, 2011, of Principal Executive Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(8)	Certification dated August 3, 2011, of Principal Financial Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101(8)	Interactive Data Files pursuant to Rule 405 of Regulation S-T.

†	Filed herewith.
■	Indicates management contract or compensatory plan, contract or arrangement.
*	Gen-Probe has received confidential treatment with respect to certain portions of this exhibit.
**	Gen-Probe has requested confidential treatment with respect to certain portions of this exhibit.
(1)	Incorporated by reference to Gen-Probe’s Annual Report on Form 10-K filed with the SEC on February 25, 2010.
(2)	Incorporated by reference to Gen-Probe’s Amendment No. 2 to Registration Statement on Form 10 (File No. 000-49834) filed with the SEC on August 14, 2002.
(3)	Incorporated by reference to Gen-Probe’s Quarterly Report on Form 10-Q (File No. 001-31279) for the quarterly period ended June 30, 2004 filed with the SEC on August 9, 2004.
(4)	Incorporated by reference to Gen-Probe’s Current Report on Form 8-K filed with the SEC on February 18, 2009.
(5)	Incorporated by reference to Gen-Probe’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on February 23, 2007.
(6)	Incorporated by reference to Gen-Probe’s Current Report on Form 8-K filed with the SEC on May 25, 2011.
(7)	Filed with the SEC as part of the original Form 10-Q on August 3, 2011.
(8)	Furnished with the SEC as part of the original Form 10-Q on August 3, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEN-PROBE INCORPORATED

DATE: November 9, 2011	By:	/s/ CARL W. HULL
Carl W. Hull
President, Chief Executive Officer and Director (Principal Executive Officer)

DATE: November 9, 2011	By:	/s/ HERM ROSENMAN
Herm Rosenman
Senior Vice President — Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)